Form 10-Q
period 1998-06-30
INSIGNIA ESG HOLDINGS INC
filed 1998-09-18
CIK 1067462

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                   ----------
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                   ----------

                         Commission File Number 1-14373

                           INSIGNIA/ESG HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)


    Delaware                                            56-2084290
 (State of Incorporation)                 (I.R.S. Employer Identification No.)


  200 Park Avenue, New York, New York                     10166
(Address of Principal Executive Offices)               (Zip Code)


                                 (212) 984-8000
              (Registrant's Telephone Number, Including Area Code)


                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .


At September 15, 1998, the Registrant had 21,395,718 shares of Common Stock outstanding.

================================================================================

                           INSIGNIA/ESG HOLDINGS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX


                                                                        Page
PART I - FINANCIAL INFORMATION


      Item 1.  Combined Financial Statements (unaudited)................

           Condensed Combined Statements of Income for the
              Three and Six Months Ended June, 30, 1998 and 1997 ......   2

           Condensed Combined Balance Sheets
               as of June 30, 1998 and December 31, 1997...............   3

           Condensed Combined Statements of Cash Flows
               for the Six Months Ended June 30, 1998 and 1997.........   4


           Notes to Condensed Combined Financial Statements............  5-10

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............  11-14

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings......................................... 15

      Item 6.  Exhibits and Reports on Form 8-K.......................... 15

SIGNATURES  ............................................................. 16

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

a)   Income Statement

                           INSIGNIA/ESG HOLDINGS, INC.
                     CONDENSED COMBINED STATEMENTS OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)

                                        Three Months Ended    Six Months Ended
                                               June 30,            June 30,
                                          1998       1997      1998       1997
Revenues
   Real estate services                 $124,128   $59,814   $226,639   $103,974
   Interest                                  783       130      1,065        130
   Other                                      87        --         95        --
                                         124,998    59,944    227,799    104,104

Costs and expenses
   Real estate services                  110,280    51,169    200,310     89,038
   Overhead allocations from Insignia      1,782     1,650      3,528      2,943
   Interest                                  324        --        706         --
   Depreciation and amortization           5,739     3,855     10,923      7,123
                                         118,125    56,674    215,467     99,104

                                           6,873     3,270     12,332      5,000

Equity earnings (loss)                      (382)      100       (858)       157
Minority interests                           113        --        146         --

Income before income taxes                 6,604     3,370     11,620      5,157

   Provision for income taxes              2,972     1,347      5,229      2,062

Net income                              $  3,632  $  2,023   $  6,391   $  3,095










See Notes to Condensed Combined Financial Statements.

b) Balance Sheet


                           INSIGNIA/ESG HOLDINGS, INC.
                        CONDENSED COMBINED BALANCE SHEETS
                             (Thousands of Dollars)

                                               June 30,         December 31,
                                                  1998             1997
                                             (Unaudited)           (Note)
Assets

   Cash and cash equivalents                   $ 21,470          $  9,250
   Receivables                                  112,331            89,662
   Mortgage loans held for sale                  14,287            11,991
   Real estate interests                         40,142            19,454
   Property and equipment                        16,364            11,235
   Property management contracts                 44,506            48,614
   Costs in excess of net assets of
     acquired businesses                        225,555           138,019
   Other assets                                  11,281             6,269
     Total assets                              $485,936          $334,494

Liabilities and Investment and Net
Advances from Insignia
   Liabilities:
     Accounts payable                          $ 12,723          $  9,673
     Commissions payable                         54,467            51,285
     Accrued and sundry liabilities              56,400            43,811
     Notes payable                               32,427            20,891
                                                156,017           125,660

Minority interests                                  268               390

Investment and net advances from
Insignia                                        329,651           208,444
                                                -------           -------
     Total liabilities and investment
     and net advances from Insignia            $485,936          $334,494
                                               ========          ========





NOTE:The Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.



See Notes to Condensed Combined Financial Statements.

c)   Statement of Cash Flows

                           INSIGNIA/ESG HOLDINGS, INC.
                   CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                         Six Months Ended
                                                               June 30,
                                                        1998             1997
Operating Activities
   Net income                                        $  6,391          $ 3,095
   Adjustments to reconcile net income
     to net cash
   Provided by operations:
     Depreciation and amortization                     10,923            7,123
     Equity loss (earnings)                               858             (157)
     Minority interests                                  (146)              --
     Foreign currency translation                           9               --
     Changes in operating assets and
     liabilities:
       Receivables                                       (254)          (9,653)
       Other assets                                    (2,611)          (1,968)
       Accounts payable and accrued
          expenses                                     (8,934)              67
       Commissions payable                                516            8,201
                                                          361            3,613
   Net cash provided by operating
     activities                                         6,752            6,708

Investing activities
   Net additions to property and equipment             (5,258)          (2,092)
   Payments made for acquisition of businesses        (51,600)          (6,941)
   Net increase in mortgage loans held for sale        (2,296)              --
   Proceeds from Balcor property dispositions             196            1,160
   Investments in real estate                         (21,282)          (1,984)
   Distributions from real estate investments             587            1,472
   Advances made under note agreements                 (2,080)          (2,265)
   Collections on notes receivable                      1,262              752
     Net cash used in investing activities            (80,471)         ( 9,898)

Financing activities
   Payments on notes payable                             (662)              --
   Proceeds from notes payable                          1,660               --
  Investment and net advances from Insignia            84,941            8,930
     Net cash provided by financing activities         85,939            8,930
Increase in cash and cash equivalents                  12,220            5,740
Cash and cash equivalents at beginning of period        9,250               44
Cash and cash equivalents at end of period            $21,470         $  5,784







See Notes to Condensed Combined Financial Statements.

          NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)
          ------------------------------------------------------------

1.   Merger and Distribution

     On March 17, 1998, Insignia Financial Group, Inc. ("Insignia") entered into an Agreement and Plan of Merger (as subsequently amended and restated as of May 26, 1998, the ("Merger Agreement") with Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), and AIMCO Properties, L.P., a Delaware limited partnership, pursuant to which the Company will merge with and into AIMCO, with AIMCO as the survivor (the "Merger"). The Merger was approved by the stockholders of Insignia on September 14, 1998 at a Special Meeting of Stockholders.

     Prior to the Merger, Insignia will spin off certain of its businesses through a pro rata distribution (the "Distribution") to its stockholders of all of the outstanding Common Stock, par value $.01 per share ("Holdings Common Stock"), of Insignia/ESG Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Insignia ("Holdings"). Holdings consists of Insignia/ESG, Inc. ("Insignia/ESG"), Holdings' commercial real estate services unit, throughout the U.S., and including Richard Ellis Group
     Limited ("Richard Ellis") in the United Kingdom, Insignia RE GmbH in Germany, and the 60% owned Insignia/CAGISA in Italy; Insignia Residential Group, Inc., a New York based cooperative and condominium management company; Realty One, Inc., a full service residential real estate brokerage firm headquartered in Cleveland, Ohio; and other select holdings (collectively, the "Holdings Businesses"). Following the Merger, Holdings" will change its name to "Insignia Financial Group, Inc."

     Most of Insignia's existing liabilities, other than those directly relating to the Holdings Businesses, remain with Insignia post Distribution (subject to certain guarantees and pledges of Holdings and its subsidiaries pending the completion of the Merger or refinancing thereof by Insignia). Assuming the Merger is consummated, those liabilities will be assumed by AIMCO and Holdings will be released from all guarantees, liens and pledges in favor of Insignia's revolving credit facility.

     Insignia will effect the Distribution of the Holdings Businesses by distributing to each record holder of Insignia Common Stock as of September 15, 1998 (the "Distribution Record Date") certificates representing that number of whole shares of Holdings Common Stock equal to two-thirds of the number of shares of Insignia Common Stock held by such holder. It is currently anticipated that the Distribution will be effected on September 21, 1998. The Holdings Common Stock has been approved for listing on the NYSE under the symbol "IEG."

     In connection with the Merger, Holdings will assume certain existing options and warrants to purchase shares of Insignia Common Stock. It is estimated that following the distribution, such options and warrants will represent the right to purchase approximately 3.86 million shares of Holdings Common Stock. The precise number of shares underlying certain of such options and warrants and the exercise prices thereof will depend in part upon the fair market value of Holdings Common Stock following the Distribution, and thus is indeterminable at this time. Such options and warrants are in addition to the approximately 1,100,000 options to purchase Holdings Common Stock granted under the Holdings 1998 Stock Incentive Plan.

2.   Business of Holdings

     The Holdings Businesses comprise a fully integrated real estate services company with operations throughout the United States, the United Kingdom, Italy and Germany. Holdings provides property management, leasing, tenant representation, investment sales, asset management, investor services, consulting, brokerage, development and investment banking services to owners and users of real estate. In addition, Holdings has substantial ownership of real estate, primarily investments in partnerships, through co-investments with institutional partners and property held for development.

3.  Basis of Presentation

     These financial statements present the combined financial position, results of operations and cash flows of the Insignia entities to be spun-off into Holdings as if Holdings were a separate entity for all periods presented. Insignia's historical cost bases in the assets and liabilities of the combined entities have been reflected in these financial statements. The financial information in these financial statements is not necessarily indicative of results that would have occurred had the Holdings Businesses been a separate stand-alone entity during the periods presented or of future results of Holdings. Changes in Investment and Net Advances from Insignia represent the net income or loss of the combined entities plus the net change in cash transferred between the combined entities and Insignia and certain non-cash items.

     The Holdings Businesses have utilized Insignia's centralized systems for cash management, payroll, employee benefit plans, insurance and various administrative services. As a result, substantially all cash received by these entities was deposited in and commingled with Insignia's general corporate funds. Similarly, real estate services and administrative expenses, capital expenditures and other cash requirements of the Holdings Businesses were paid by Insignia and charged directly or allocated to these entities. The real estate services and administrative expenses, which included, among other things, investment banking, information technology, legal, finance, accounting, and facilities, were allocated to Holdings. These allocations were approximately $3.5 million and $2.9 million for the six months of 1998 and 1997, respectively. The allocations were based upon detailed analysis of the operations of Insignia using various methods, including acquisition activities, employee headcount and estimated management time devoted to the operations of the Holdings Businesses. Certain assets and liabilities related to the operations of the Holdings Businesses are managed and controlled by Insignia on a centralized basis. Such assets and liabilities have been allocated to Holdings based on the use of, or interest in, those assets and liabilities. In the opinion of management, the methods for allocating expenses, assets and liabilities are believed to be reasonable.

     The accompanying financial statements of Holdings reflect periods during which its businesses operated as wholly-owned subsidiaries or divisions of Insignia, and therefore, did not have outstanding shares of capital stock. As such, actual earnings per share data is not considered to provide meaningful information about the results of operations of Holdings.

4.  Pro Forma Earnings Per Share

     Pro forma earnings per share data is presented for the six month periods ended June 30, 1998 and 1997, as Holdings was not publicly held during these periods. These per share amounts have been determined based on the weighted average common shares of Insignia Common Stock, effected for the two-thirds Distribution. Assumed conversions represent options and warrants to be assumed by Holdings based on the market value of Insignia Common Stock for the periods presented, effected for the two-thirds Distribution. These pro forma results reflect the consummation of the Distribution and accordingly do not include the pro forma operations of acquired businesses. The results may not be indicative of the actual results that may have occurred if Holdings had been operating on a stand-alone basis for the periods presented.

                                                       Six Months Ended
                                                            June 30,
                                                    1998              1997
                                                 (Thousands,except share data)
     Basic
     Average common shares outstanding             20,874             19,769
     Assumed conversions                               --                 --
     Total                                         20,874             19,769

     Net income                                   $ 6,391            $ 3,095
                                                  -------            -------
     Per share amounts - basic                    $   .31            $   .16
                                                   ======             ======

     Diluted
     Average common shares outstanding             20,874             19,769
     Assumed conversions                            1,142                729
                                                    -----                ---
     Total                                         22,016             20,498
                                                   ======             ======

     Net income                                   $ 6,391            $ 3,095
                                                  -------            -------
     Per share amounts - diluted                  $   .29            $   .15
                                                   ======             ======


5.   Reclassifications

     Certain amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on net income for any period presented.

6.   Interim Financial Information

     The accompanying unaudited condensed combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods end June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the combined financial statements and footnotes thereto included in the exhibits to Form 10 of Holdings filed on August 5, 1998.

7.   Financial Accounting Standards

     In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, reported separately in shareholders' equity, to be included in other comprehensive income. Holdings adopted Statement 130 as of January 1, 1998. The impact of this adoption on net income and shareholders' equity of Holdings for all periods presented was immaterial.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore Holdings will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on how Holdings reports segment disclosures. Holdings currently operates in principally two business segments, commercial and residential services.

     In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application should be reported as the cumulative effect of a change in accounting principle and expensed in the first quarter in the year of adoption. At June 30, 1998, Holdings had no amounts capitalized as organizational costs that would be affected by the requirements of SOP 98-5.

8. The following is a summary of Holdings' material contingencies as of June 30, 1998:

     On March 24, 1998, certain persons claiming to own limited partner interests in certain limited partnerships whose general partners (the "General Partners") are affiliates of Insignia (the "Partnerships") filed a purported class and derivative action in California Superior Court in the County of San Mateo against Insignia, the General Partners, AIMCO, certain persons and entities who purportedly formerly controlled the General Partners, and additional entities affiliated with individuals who are officers, directors and/or principals of several of the defendants. The complaint contains allegations that, among other things, (i) the defendants breached their fiduciary duties to the plaintiffs by selling or agreeing to sell their "fiduciary positions" as stockholders, officers and directors of the General Partners for a profit and retaining said profit rather than distributing it to the plaintiffs; (ii) the defendants breached their fiduciary duties by mismanaging the Partnerships and misappropriating the assets of the Partnerships by (a) manipulating the operations of the Partnerships to depress the trading price of limited partnership units (the "Units") of the Partnerships; (b) coercing and fraudulently inducing unit holders to sell Units to certain of the defendants at depressed prices; and
     (c) using the voting control obtained by purchasing Units at depressed prices to entrench certain of the defendants' positions of control over the Partnerships; and (iii) the defendants breached their fiduciary duties to the plaintiffs by (a) selling assets of the Partnerships such as mailing lists of unit holders; and (b) causing the General Partners to enter into exclusive arrangements with their affiliates to sell goods and services to the partnerships, the unit holders and tenants of Partnership properties. The complaint also alleges that the foregoing allegations constitute violations of various California securities, corporate and partnership statutes, as well as conversion and common law fraud. The complaint seeks unspecified compensatory and punitive damages, an injunction blocking the sale of control of the General Partners to AIMCO and a court order directing the defendants to discharge their fiduciary duties to the plaintiffs. On June 25, 1998, Insignia, the General Partners and certain other defendants served a demurrer and a motion to strike the complaint. In lieu of responding to defendants' demurrer and motion, plaintiffs filed an amended complaint. Insignia believes the suit to be without merit and intends to defend the suit vigorously.

     In connection with the Merger Agreement, Holdings and AIMCO entered into an Indemnification Agreement. The Indemnification Agreement provides generally that following consummation of the Merger, Holdings will indemnify and hold harmless AIMCO from and against all losses in excess of $9.1 million resulting from (i) breaches of representations, warranties or covenants of Insignia or Holdings in the Merger Agreement, (ii) actions taken by or on behalf of Insignia prior to consummation of the Merger and (iii) the Distribution. Holdings is also required to indemnify AIMCO against all losses (without regard to any dollar value limitation) resulting from (a) amounts paid or payable to employees of Insignia actually paid by AIMCO, other than those employees AIMCO has agreed to retain following the consummation of the Merger, (b) obligations to third parties for goods, services, taxes or indebtedness incurred prior to the consummation of the Merger, other than as agreed to by AIMCO or included in the approximately $458 million of indebtedness and liabilities of Insignia and its subsidiaries which will be assumed by AIMCO in the Merger, and (c) Insignia's ownership and operation of Holdings and the Holdings Businesses.

     The Indemnification Agreement also provides that following consummation of the Merger, AIMCO will indemnify and hold harmless Holdings from all losses that arise out of the operation of the business of Insignia being acquired by AIMCO following consummation of the Merger and for all losses in excess of $9.1 million arising from breach of any representation, warranty or covenant of AIMCO in the Merger Agreement.

     In addition, Holdings will indemnify AIMCO for taxes resulting from the consummation of the Distribution to the extent that such taxes arise from a gain realized on that portion of the fair market value of Holdings Common Stock at the time of the Distribution which is greater than a specified per share amount to be determined prior to the Distribution.

     Holdings and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Such lawsuits are primarily insured claims arising from accidents at managed properties. Claims may demand substantial compensatory and punitive damages.

     Management believes that the aforementioned contingencies will be resolved without material loss to Holdings or its subsidiaries.

9.  Acquisitions

     Richard Ellis Group Limited

     In February 1998, the shareholders of Richard Ellis accepted Insignia's offer to acquire 100% of the stock of Richard Ellis. Richard Ellis is a real estate services and investment firm located in the United Kingdom. The total purchase price was approximately $82.9 million, of which $14.7 million is contingent on the future performance of Richard Ellis. The transaction was completed on February 26, 1998. Insignia funded the acquisition from borrowings on its revolving credit facility, issuing 617,371 shares of Class A Common Stock of Insignia ("Insignia Class A Common Stock"), and assuming existing stock options which will enable Richard Ellis employees to purchase 853,741 shares of Insignia Class A Common Stock. The acquisition was accounted for as a purchase.

     Hotel Partners

     On May 11, 1998, Insignia announced that it had acquired Hotel Partners ("Hotel Partners"), an international brokerage firm focused exclusively on the hospitality segment of the real estate industry. The total purchase price is approximately $14.2 million with $7.0 million paid in cash at closing and potential additional consideration contingent upon the performance of such unit over a five-year period. Hotel Partners, based in Chicago, also has offices in New York, London, Frankfurt, Tokyo, Singapore, Hong Kong, Los Angeles, Dallas, Miami, Atlanta, Honolulu and Boston. The acquisition was accounted for as a purchase.

     Jackson Cross Company

     On June 15, 1998, Insignia completed the acquisition of Jackson Cross Company ("Jackson Cross"), a prominent commercial real estate service firm with operations primarily in the greater Philadelphia area. The total purchase consideration paid by Insignia for Jackson Cross was approximately $9.1 million, consisting of $8.6 million paid in cash and $500,000 in guaranteed deferred payments. Additional payments of up to $5.4 million are contingent on the future performance of Jackson Cross. The acquisition was accounted for as a purchase.

     Other Information

     Pro Forma results of operations for the six months ended June 30, 1998 and 1997, assuming consummation of the Distribution and the acquisition of Richard Ellis (1998), Realty One (1997) and Barnes, Morris, Pardoe & Foster
     (1997) as of January 1, 1997, is as follows (in thousands, except per share data):

                                                   Six Months Ended
                                                       June 30,
                                              1998                 1997
                                              ----                 ----

     Revenues                               $238,031             $197,597
     Net Income                                6,489                6,196
                                               =====                =====

     Per share amounts -
          assuming dilution                 $    .29             $    .30
                                            ========             ========


10.  Warrant Distribution

     In connection with the Distribution, Insignia anticipates distributing to record holders of the 6.5% Convertible Preferred Securities ("Preferred Securities") of Insignia Financing I, a subsidiary of Insignia, on the Distribution Record Date warrants to purchase approximately 1,196,000 shares of Holdings Common Stock (four warrants for each $500 liquidation amount of Convertible Preferred Securities held by them). Each warrant will represent the right to purchase one share of Holdings Common Stock and will have an exercise price of 120% of the market value of Holdings Common Stock following the Distribution. The term of each warrant will be five years, and no warrant will be exercisable before two years after it is granted. Insignia purchased the warrants from Holdings on September 14, 1998 for approximately $8.5 million, which represents the estimated aggregate fair market value of the warrants. The value was determined using the Black-Scholes method, based on the following assumptions: (i) no dividends are paid on Holdings Common Stock, (ii) an exercise price equal to 120% of the market price, (iii) a five-year term, and (iv) 30% volatility of the Holdings Common Stock.

     The Insignia Board will formally declare and authorize Insignia to effect the warrant distribution if the Distribution has occurred and the Insignia Board determines, among other things, that (i) the conditions to the Merger have been satisfied and (ii) the closing of the Merger is imminent.

     Under the terms of the Merger Agreement with AIMCO, the Preferred Securities would become an obligation of AIMCO and would become convertible into AIMCO securities, as Insignia Financing I would become a subsidiary of AIMCO. Pursuant to the trust indenture governing the Preferred Securities, prescribed adjustments to the conversion price of the Preferred Securities would occur both as a result of the Distribution and as a result of the Merger.





11. During the six months ended June 30, 1998, Holdings had the following changes in the equity accounts:

     a)   Investment and net advances from Insignia totaling $114,816,000.

     b)   Net income of $6,391,000 for the six months ended June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
        of Operations
        -------------

     Holdings has three principal business units - commercial real estate services, residential real estate services and real estate ownership. The commercial real estate services business is comprised of Insignia/ESG's United States operations, Richard Ellis in the United Kingdom, Insignia RE GmbH in Germany and Insignia/CAGISA in Italy. The residential services business is comprised of a single-family home brokerage business (Realty One) and a cooperative and condominium apartment services business (Insignia Residential Group).

     Insignia/ESG is one of the largest commercial real estate services firms in the United States according to January 1998 issue of Commercial Property News. With the acquisition of Richard Ellis in the United Kingdom, the opening of Insignia RE GmbH in Germany, and the purchase of 60% of the capital stock in Insignia/CAGISA in Italy, Insignia/ESG is becoming a global leader in real estate services. The financial statements of Richard Ellis have been translated using the following exchange rates: $1.6672 for the balance sheet as of June 30, 1998 and $1.6594 for the statement of income for the six months ended June 30, 1998. These exchange rates have been determined based on the end of the period rate, in the case of the balance sheet, and the average rate for the period, in the case of the statement of income.

     Revenue from tenant representation, investment sales, debt/equity placements and property leasing, which is a substantial majority of Holdings' revenue, is transactional in nature and therefore subject to changes in economic cycles. Holdings believes that its large, diversified client base, geographical reach, overall size and number of annual transactions will minimize the impact of changes in economic cycles on annual revenue. A significant portion of the expenses associated with the above mentioned activities are directly correlated to revenue.

     Holdings' primary objective is to increase EBITDA and stockholder value through internal growth and the acquisition of select businesses. The following results are based on the historical financial statements of the Holdings Businesses and include certain assumptions concerning the allocation of overhead costs from Insignia. These results may not be indicative of the actual results that may have occurred if the Holdings Businesses had been operating on a stand-alone basis for the periods presented or in the future.

Financial Condition

     Total assets increased by approximately $151.4 million from December 31, 1997 to $485.9 million at June 30, 1998. The primary source of this increase was acquisitions, including Richard Ellis, Hotel Partners and Jackson Cross, which added $87 million to cost in excess of net assets of acquired businesses. Real estate interests increased by $20.7 million. This increase represents the continued investment in co-investment ventures and development property. Additionally, receivables increased by approximately $22.7 million primarily representing receivables of acquired entities and strong brokerage operations of Insignia/ESG and Realty One.

     Liabilities increased by approximately $30.4 million from December 31, 1997 to $156.0 million at June 30, 1998. This increase reflects the issuance of debt and assumed liabilities with respect to the Richard Ellis transaction at the time of its acquisition coupled with the impact of brokerage operations as described above. The remainder of the asset growth was financed with equity, including net advances from Insignia resulting from the payment of Richard Ellis purchase price and retained earnings.

Results of Operations

     Holdings  posted  increases  in  revenues  and net  income  of 109% to $125 million and 80% to $3.6 million, respectively, for the second quarter of 1998 compared to the second quarter of 1997. The increases for the first half were 119% to $227.8 million and 106% to $6.4 million, respectively. These high growth percentages are attributable primarily to acquisitions, the largest of which were Richard Ellis in February 1998 and Realty One in October 1997, and favorable real estate markets in the United States and United Kingdom.

     Holdings uses Net EBITDA as a primary indicator of its financial performance. Net EBITDA represents earnings before interest, taxes, depreciation and amortization from its service businesses ("EBITDA") plus funds from operations from real estate ownership ("FFO") minus financing costs, consisting of interest expense on debt. FFO excludes gains on property sales and FFO attributable to minority interests.

     Net EBITDA increased by 83% to $13.3 million for the second quarter of 1998 and by 96% to $24.4 million for the first half of 1998. Increases were achieved by each of Holding's three business units - commercial services, residential services and real estate ownership. A discussion of the major factors impacting these business units follows.

Commercial Services

     The commercial services business, which consists of Insignia/ESG in the United States, Richard Ellis in the United Kingdom, and Insignia/CAGISA in Italy, produced revenue increases of 64% to $88 million for the second quarter of 1998 and 81% to $166.1 million for the first half of 1998. The commercial growth was derived from both acquisitions and gains in revenues from existing domestic offices. The Richard Ellis acquisition accounted for a 28% revenue increase for the second quarter of 1998 and a 24% revenue increase for the first half of 1998. The remainder of the increase is attributable to domestic acquisitions, additions to commission producing staff and continued favorable real estate markets.

Residential Services

     The residential services business, which consists of Realty One and Insignia Residential Group, produced revenue increases of 490% to $36.2 million for the second quarter of 1998 and 393% to $60.5 million for the first half of 1998. The residential growth essentially can be attributed to the October 1997 acquisition of Realty One, which derives substantially all of its revenues from the brokerage of single family residential real estate. In addition, Realty One's business is traditionally seasonal, although the seasonality appears to have been tempered somewhat in 1998 by the mild winter in Northern Ohio together with nationwide strength in the home sales sector. Realty One's revenues were $29.3 million for the second quarter of 1998 and $47.5 million for the first half of 1998.

Real Estate Ownership

     Holding's FFO from real estate ownership increased 288% for the second quarter of 1998 to $606,000 and 212% to $972,000 for the first half of 1998. These increases were achieved primarily as a result of the continued strategy of purchasing minority equity interests in selected real estate assets in partnership with institutional clients as well as operating income growth from existing co-investment properties. The co-investment program, which controls properties valued at more than $575 million in aggregate, was commenced in late 1996 and continues to contribute substantially to the real estate ownership positions of Holdings.

     Equity earnings from real estate ownership reflected losses of $382,000 and $858,000 for the quarter and first half of 1998. The loss is directly attributable to substantial losses of Fresh Meadows, a 35% owned apartment property, acquired in December 1997. Holdings' share of the loss, which is substantially a result of non-cash depreciation charges in accordance with generally accepted accounting principles, was approximately $1.2 million for the first half of 1998. The difference between real estate FFO and equity earnings consists of depreciation and gains on sale of property.

Financing Costs

     Interest expense, attributable entirely to the existing debt of Richard Ellis and Realty One at the respective acquisition dates, was $324,000 for the second quarter of 1998 and $706,000 for the first half of 1998.

Other Expenses Impacting Net Income

     The discussion of Net EBITDA above excludes depreciation and amortization and income taxes. Depreciation and amortization increased 49% to $5.7 million for the second quarter of 1998 and 53% to $10.9 million for the first half of 1998. Most of the increase relates to amortization of cost in excess of net assets of acquired businesses, notably Richard Ellis and Realty One.

     Income taxes increased both as a result of higher income and effective tax rates in 1998.

Liquidity and Capital Resources
-------------------------------

     Holding's liquidity and capital resources consist of cash on hand and cash provided by operations. Net EBITDA less income taxes is used to measure the working capital provided from operations. Operations by this measure produced approximately $19.1 million for the first half of 1998. Holdings believes that its cash from operating activities are more than adequate to meet its working capital and capital replacement needs. However, it is important to note that periods of revenue growth in the leasing sector of commercial property services result in some portion of working capital from operations being used to carry greater receivables. In addition, cash from operations is normally lower in the first half of each year as a result of annual incentive payments with respect to 1997 and the seasonality of Realty One.

     Holdings expects to procure a $150 million revolving credit facility as soon as possible after the Distribution for future working capital and acquisition needs. However, negotiations in this process have not been completed and no assurance can be given that Holdings will in fact obtain an acceptable credit facility in that amount or any other amount. In addition, all of Holdings' interests in its material subsidiaries are pledged to secure Insignia's $300 million revolving credit facility, and any Holdings borrowings under a new credit facility would require a release from that obligation.

     Capital expenditure requirements are not normally extensive, consisting of periodic computer, furniture and fixture replacements. Most capital expenditures are typically incurred in connection with acquisitions or other personnel additions. Capital expenditures in the first half of 1998 of $5.3 million consisted primarily of costs incurred in the implementation of a new generation of computer systems for the property management business, computer equipment purchases of Realty One, and software costs allocated from Insignia.

     Over the second half of 1998 and into 1999, Holdings anticipates incurring capital expenditures significantly in excess of the normal needs of the business. Holdings has plans to implement a similar new generation of computer systems for the cooperative and condominium management business, complete the relocation of that business within the Midtown area of Manhattan, relocate and expand in Chicago and Atlanta and purchase a new generations of computer systems for the international commercial property services businesses, both for the United States and the United Kingdom. Realty One also expects to commence a program to substantially upgrade its broker productivity and target marketing systems. The aggregate cost of these planned upgrades is approximately $16 million, which Holdings expects to pay from operating cash flows and cash on hand at the time of the Distribution.

Year 2000
---------

     In earlier years, certain computer programs were written using two digits rather than four to define the applicable years. These programs were written without consideration of the impact of the approaching change in the century and may experience problems handling dates beyond 1999 ("Year 2000"). These problems could potentially result in the failure of computer applications and the creation of erroneous results. In the event that necessary modifications and conversions are not completed and resolved in a timely fashion by Holdings and significant third parties with which Holdings conducts business, the Year 2000 issue could have a material adverse impact on the operations and financial condition of Holdings in the future.

     Holdings has completed an assessment on the impact of the Year 2000 issue, including the anticipated impact on information technology ("IT") and non-IT systems. Holdings has determined that it will be required to modify or replace portions of its existing software and computer systems, so that they will function properly with respect to dates in the year 2000 and beyond. Holdings believes that with current ongoing changes to its computer platform, coupled with the purchase of new generations of computer systems and software conversions, the Year 2000 issue will not pose significant operational problems. Holdings anticipates all ongoing projects to be completed in early 1999, which is prior to any anticipated impact on its operating systems. The total incremental cost of Year 2000 compliance is expected to range from $1.5 million to $2 million, of which approximately $330,000 has been incurred as of August 31, 1998.

Other
-----

     Certain information contained in this quarterly report, and documents incorporated by reference herein, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Holdings to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such information includes, without limitation, statements regarding the results of litigation, the results of the Distribution and Merger, the effects of Year 2000 issues, Holdings" future financial performance and estimated capital expenditures. Actual results will be effected by a variety of risks and factors, including, without limitation, national and local economic conditions, real estate risks and financing risks. Such forward-looking statements speak only as of the date of this quarterly report. Holdings expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in Holdings' expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

     See Note 8 in Notes to Condensed  Combined  Financial  Statements,  Part I,
Item 1, of Form 10-Q for June 30, 1998 for the details on outstanding issues.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     a)  Exhibits

         27.  Financial Data Schedule for June 30, 1998.

     b)  Reports on Form 8-K

         None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



              INSIGNIA/ESG, INC.



              by: /s/Andrew L. Farkas
              --------------------------------------------------------
                  Andrew L. Farkas
                  Chairman and Chief Executive Officer




              by: /s/James A. Aston
             ----------------------------------------------------------
                  James A. Aston
                  Chief Financial Officer