Form 10-Q
period 1998-09-30
INSIGNIA ESG HOLDINGS INC
filed 1998-11-17
CIK 1067462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                         Commission File Number 1-14373

                         INSIGNIA FINANCIAL GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                       56-2084290
   (State of Incorporation)                (I.R.S. Employer Identification No.)


   375 Park Avenue, New York, New York                     10152
 (Address of Principal Executive Offices)                (Zip Code)

                               (212) 750-6070
              (Registrant's Telephone Number, Including Area Code)

                          Insignia/ESG Holdings, Inc.
                     200 Park Avenue, New York, New York
          (Former Name and Former Address, If Changed Since Last Report)
                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X No_____


     At October 31, 1998, the Registrant had 21,408,106 shares of Common Stock outstanding.

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                   ----------
                                      INDEX
                                      -----

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION


      Item 1.  Consolidated Financial Statements (unaudited)............

      Condensed Consolidated Statements of Income for the
              Three and Nine Months Ended September, 30, 1998 and 1997 .    2

           Condensed Consolidated Balance Sheets
               as of September 30, 1998 and December 31, 1997...........    3

           Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 1998 and 1997....    4


           Notes to Condensed Consolidated Financial Statements.........  5-10

     Item 2.  Managements  Discussion  and Analysis of
                Financial  Condition  and Results of Operations......... 11-15

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings..........................................   16

     Item 6. Exhibits and Reports on Form 8-K...........................   16


SIGNATURES                                                                 17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-------  --------------------

a)   Income Statements
                         INSIGNIA FINANCIAL GROUP, INC.
                      (F.K.A. INSIGNIA/ESG HOLDINGS, INC.)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             (Thousands of Dollars)
                                   (Unaudited)



                                      Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                          -------------         -------------
                                      1998          1997     1998         1997
                                      ----          ----     ----         ----

Revenues
   Real estate services               $131,721    $73,864   $358,360   $177,838
   Interest                                874         54      1,939        184
   Other                                    69         12        164         12
                                            --         --        ---         --
                                       132,664     73,930    360,463    178,034
                                       -------     ------    -------    -------

Costs and expenses
   Real estate services                118,091     63,256    318,401    152,294
   Administrative                        2,033      2,269      5,561      5,212
   Interest                                382         --      1,088         --
   Depreciation and amortization         6,340      3,348     17,263     10,471
                                         -----      -----     ------     ------
                                       126,846     68,873    342,313    167,977
                                       -------     ------    -------    -------
                                         5,818      5,057     18,150     10,057

Equity earnings (loss) in real
  estate ventures                         (465)        84     (1,323)       241
Minority interests                         113         --        259         --
                                           ---                   ---

Income before income taxes               5,466      5,141     17,086     10,298

   Provision for income taxes            2,460      2,057      7,689      4,119
                                         -----      -----      -----      -----

Net income                            $  3,006    $ 3,084   $  9,397   $  6,179
                                      ========    =======   ========   ========

Per share amounts - Basic:            $    .14    $   .16   $    .45   $    .32
                                      ========    =======   ========   ========
Per share amounts - diluted:          $    .13    $   .14   $    .43   $    .29
                                      ========    =======   ========   ========

Weighted average common shares
 and assumed conversions            22,377,358 21,507,809 21,998,319 21,615,033
                                    ========== ========== ========== ==========




----------
See Notes to Condensed Consolidated Financial Statements.

b) Balance Sheets
                          INSIGNIA FINACIAL GROUP, INC.
                      (F.K.A. INSIGNIA/ESG HOLDINGS, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)

                                                      September 30, December 31,
                                                         1998          1997
                                                         ----          ----
                                                      (Unaudited)     (Note)
Assets
   Cash and cash equivalents                           $  34,124   $   9,250
   Restricted cash                                         4,299          --
   Receivable from Old Insignia                           23,500          --
   Receivables                                           128,543      89,662
   Mortgage loans held for sale                           15,738      11,991
   Real estate interests                                  49,087      19,454
   Property and equipment                                 22,028      11,235
   Property management contracts                          41,297      48,614
   Costs in excess of net assets of
     acquired businesses                                 224,212     138,019
   Other assets                                            8,975       6,269
                                                           -----       -----
     Total assets                                       $551,803    $334,494
                                                        ========    ========

Liabilities and Shareholders' Equity
   Liabilities:
     Accounts payable                                   $ 11,354    $  9,673
     Commissions payable                                  53,038      51,285
     Accrued and sundry liabilities                       43,607      28,105
     Accrued incentives                                   20,530      15,706
     Accrued obligations arising from Merger              15,451          --
     Mortgage warehouse line of credit                    15,756      12,495
     Notes payable                                        17,495       8,396
                                                          ------       -----
                                                         177,231     125,660
                                                         -------     -------

Minority interests                                           106         390

Stockholders' Equity
   Common stock, par value $.01 per share
      - authorized 80,000,000 shares,
      21,408,106 issued and outstanding shares (1998)        214          --
   Additional paid-in capital                            374,252          --
   Retained earnings                                          --          --
   Investment and net advances from Old Insignia              --     208,444
                                                                     -------
   Total stockholders' equity                            374,466     208,444
                                                         -------     -------

   Total liabilities and stockholders' equity           $551,803    $334,494
                                                        ========    ========


     NOTE: The Balance Sheets at December 31, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.



----------
See Notes to Condensed Consolidated Financial Statements.

c)   Statements of Cash Flows

                         INSIGNIA FINANCIAL GROUP, INC.
                      (F.K.A. INSIGNIA/ESG HOLDINGS, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of Dollars)
                                   (Unaudited)

                                                         Nine Months Ended
                                                            September 30,
                                                            -------------
                                                           1998      1997
                                                           ----      ----
Operating Activities
   Net income                                           $  9,397  $  6,179
   Adjustments to reconcile net income to net cash
   Provided by operations:
     Depreciation and amortization                        17,263    10,471
     Equity loss (earnings) in real estate ventures        1,323      (241)
     Minority interests                                     (259)       --
     Changes in operating assets and liabilities:
       Receivables                                       (17,835)  (17,770)
       Other assets                                          366    (1,158)
       Accounts payable and accrued expenses              (1,503)    6,335
       Commissions payable                                 1,753    11,384
                                                           -----    ------
   Net cash provided by operating activities              10,505    15,200
                                                          ------    ------

Investing activities
   Net additions to property and equipment               (11,586)   (2,876)
   Net increase in restricted cash                        (4,299)       --
   Payments made for acquisition of businesses,
     net of acquired cash                                (61,690)   (5,859)
   Net increase in mortgage loans held for sale           (3,747)       --
   Proceeds from Balcor property dispositions                196     2,387
   Investments in real estate                            (30,926)   (3,264)
   Distributions from real estate investments              3,054     2,556
   Advances made under note agreements                    (4,925)   (5,013)
  Collections on notes receivable                          2,638     1,965
                                                           -----     -----
     Net cash used in investing activities              (111,285)  (10,104)
                                                        --------   -------

Financing activities
   Payments on notes payable                              (6,113)       --
   Proceeds from notes payable                             8,766        --
  Net contribution of capital from Old Insignia          122,579       (33)
                                                         -------       ---
     Net cash provided by (used in) financing
     activities                                          125,232       (33)
                                                         -------       ---

  Effect of exchange rate changes in cash                    422        --
                                                             ---

Increase in cash and cash equivalents                     24,874     5,063
Cash and cash equivalents at beginning of period           9,250        44
                                                           -----        --
Cash and cash equivalents at end of period              $ 34,124   $ 5,107
                                                        ========   =======



----------
See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

1.   Business

     On March 17, 1998, Insignia Financial Group, Inc. ("Old Insignia") entered into an Agreement and Plan of Merger (as subsequently amended and restated as of May 26, 1998, the "Merger Agreement") with Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), and AIMCO Properties, L.P., a Delaware limited partnership, pursuant to which Old Insignia was merged into AIMCO, with AIMCO as the survivor (the "Merger"). The Merger was consummated on October 1, 1998.

     On September 21, 1998, Old Insignia completed the spin off of certain of its businesses through a pro rata distribution (the "Distribution") to its stockholders of all of the outstanding Common Stock, par value $.01 per share ("New Insignia Common Stock"), of Insignia/ESG Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of Old Insignia ("New Insignia" or "Insignia"). New Insignia comprises a fully integrated real estate services company with operations throughout the United States, the United Kingdom, Italy and Germany. New Insignia provides property management, leasing, tenant representation, investment sales, asset management, investor services, consulting, brokerage, development and investment banking services to owners and users of real estate. In addition, New Insignia has ownership of real estate, primarily investments in partnerships, through co-investments with institutional partners, and property held for development. New Insignia consists of Insignia/ESG, Inc. ("Insignia/ESG"), New Insignia's commercial real estate services unit, which includes Richard Ellis Group Limited ("Richard Ellis") in the United Kingdom, Insignia RE GmbH in Germany, and the 60% owned Insignia/CAGISA in Italy; Insignia Residential Group, Inc., a New York based cooperative and condominium management company; and Realty One, Inc., a full service residential real estate brokerage and mortgage banking firm headquartered in Cleveland, Ohio (collectively, the "New Insignia Businesses").

     Old Insignia effected the Distribution of the New Insignia Businesses by distributing to each record holder of Old Insignia Common Stock as of September 15, 1998 (the "Distribution Record Date") certificates representing that number of whole shares of New Insignia Common Stock equal to two-thirds of the number of shares of Old Insignia Common Stock held by such holder.

     Most of Old Insignia's existing liabilities, other than those directly relating to the New Insignia Businesses, remained with Old Insignia post-Distribution and were assumed by AIMCO upon consummation of the Merger.

     In connection with the Merger, Old Insignia was obligated to contribute approximately $23.5 million to New Insignia. This contribution, which represented funding for liabilities of New Insignia arising from the Merger and the payment for warrants as discussed in Note 2 below, was collected on the date of the Merger. Liabilities totaling approximately $15.5 million in aggregate were assumed from Old Insignia at the time of the Distribution. New Insignia paid these liabilities, which relate primarily to executive compensation arising from the Merger, in early October although New Insignia reflects no expense relating to these payments.

     New Insignia reassumed the original corporate name, Insignia Financial Group, Inc., on November 2, 1998. New Insignia had conducted business under the corporate name Insignia/ESG Holdings, Inc. since approval of the Distribution by the shareholders of Old Insignia on September 14, 1998. In addition, New Insignia reclaimed Old Insignia's original New York Stock Exchange trading symbol, IFS, and trading of its common shares under this symbol commenced on November 2, 1998.

2.   Options, Warrants and Restricted Stock

     On September 30, 1998, Old Insignia distributed to record holders of the 6.5% Convertible Preferred Securities ("Preferred Securities") of Insignia Financing I, a subsidiary of Old Insignia, on September 15, 1998 warrants to purchase approximately 1.2 million shares of New Insignia Common Stock (four warrants for each $500 liquidation amount of Preferred Securities held by them). Each warrant represents the right to purchase one share of New Insignia Common Stock at an exercise price of $14.50 per share. The term of each warrant is five years, although these warrants do not become exercisable until September 30, 2000. Old Insignia purchased these warrants from New Insignia on September 14, 1998 for approximately $8.5 million. As a result of the Merger, the Preferred Securities are the obligation of AIMCO and are convertible into AIMCO securities, as Insignia Financing I is now a subsidiary of AIMCO.

     In connection with the Merger, New Insignia assumed certain existing options and warrants to purchase shares of Old Insignia Common Stock and awards of unvested restricted shares (as adjusted to give effect to the Distribution ratio). Such options and warrants represent the right to purchase approximately 4.4 million shares of New Insignia Common Stock and are in addition to approximately 1.2 million options to purchase New Insignia Common Stock granted under the New Insignia 1998 Stock Incentive Plan at the time of the Distribution.

     The following table summarizes the outstanding options, warrants and unvested restricted shares of New Insignia at September 30, 1998:

                                                  Total          Exercise
                                               Outstanding         Price
                                               -----------         -----


     Old Insignia employee options assumed      3,384,000     $ 3.74 - $15.49
     Old Insignia warrants assumed                971,000          $8.25
     Old Insignia restricted shares assumed       259,000           N/A
     Employee options granted                   1,205,000     $12.63 - $13.88
     Warrants sold to Old Insignia for
         distribution to holders of
         Old Insignia Preferred Securities      1,196,000         $14.50
                                                ---------
                                                7,015,000
                                                ---------

3.   Basis of Presentation

     These financial statements present the consolidated financial position, results of operations and cash flows of the New Insignia Businesses spun-off into New Insignia as if New Insignia were a separate entity for all periods presented. Old Insignia's historical cost bases in the assets and liabilities of the New Insignia Businesses have been reflected in these financial statements. The financial information in these financial statements is not necessarily indicative of results that would have occurred had the New Insignia Businesses been a separate stand-alone entity during the periods presented or of future results of New Insignia.

     The New Insignia Businesses have utilized Old Insignia's centralized systems for cash management, payroll, employee benefit plans, insurance and various administrative services. As a result, substantially all cash received by these entities was deposited in and commingled with Old Insignia's general corporate funds. Similarly, real estate services and administrative expenses, capital expenditures and other cash requirements of the New Insignia Businesses were paid by Old Insignia and charged directly or allocated to these entities. Administrative expenses, which included, among other things, investment banking, information technology, legal, finance, accounting and facilities expenses, were allocated to New Insignia. These allocations were approximately $5.6 million and $5.2 million for the nine months of 1998 and 1997, respectively. The allocations were based upon detailed analysis of the operations of Old Insignia using various methods, including acquisition activities, employee headcount and estimated management time devoted to the operations of the New Insignia Businesses. Certain assets and liabilities related to the operations of the New Insignia Businesses were managed and controlled by Old Insignia on a centralized basis. Such assets and liabilities have been allocated to New Insignia based on the use of, or interest in, those assets and liabilities. In the opinion of management, the methods for allocating expenses, assets and liabilities are believed to be reasonable.

4.   Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the combined financial statements and footnotes thereto included in the Registration Statement on Form 10 of Insignia/ESG Holdings, Inc. filed with the Securities and Exchange Commission on August 5, 1998.

5.   Reclassifications

     Certain amounts have been reclassified to conform with the current presentation. These reclassifications have no effect on net income for any period presented.

6.   Credit Agreement

     On October 22, 1998, New Insignia closed on a three year revolving credit facility in the amount of $185 million. The credit agreement was arranged by First Union National Bank and Lehman Brothers and involves a syndicate of nine national and international financial institutions. This credit facility will be used for future working capital and acquisition needs. No borrowings have been made on this facility through November 10, 1998.

7.   Stock Repurchase

     On October 27, 1998, New Insignia announced that its Board of Directors had approved a program to repurchase up to $10 million of its outstanding common stock. At November 10, 1998, 19,100 shares of common stock have been repurchased at an aggregate cost of approximately $250,000.

8.   Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented in conformity with the Statement 128 requirements.

     Earnings per share data is presented for the three and nine months ended September 30, 1998 and 1997 based on the weighted average common shares of Old Insignia Common Stock, as adjusted for the two-thirds Distribution. which commenced trading on September 22, 1998. Assumed conversions have been determined based on the options and warrants of New Insignia using the treasury stock method and average prices of New Insignia Common Stock. The per share data for the nine month period ended September 30, 1997 is presented on a pro forma basis, as New Insignia did not exist during this entire period. The results may not be indicative of the actual results that may have occurred if New Insignia had been operating on a stand-alone basis for the periods presented.

                                        Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                          -------------          -------------
                                          1998        1997     1998        1997
                                          ----        ----     ----        ----
                                             (Thousands, except share data)

     Basic
     Average common shares outstanding    21,305    19,425      20,926   19,380
     Assumed conversions                      --        --          --       --
     Total                                21,305    19,425      20,926   19,380
     Net income                          $ 3,006   $ 3,084     $ 9,397  $ 6,179
     Per share amounts - basic           $   .14   $   .16     $   .45  $   .32

     Diluted
     Average common shares outstanding    21,305    19,425      20,926   19,380
     Assumed conversions                   1,072     2,083       1,072    2,235
     Total                                22,377    21,508      21,998   21,615
     Net income                          $ 3,006   $ 3,084     $ 9,397  $ 6,179
     Per share amounts - diluted         $   .13   $   .14     $   .43  $   .29


9.   Financial Accounting Standards

     In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, reported separately in shareholders' equity, to be included in other comprehensive income. New Insignia adopted Statement 130 as of January 1, 1998. Total comprehensive income for the nine month period ended September 30, 1998 was approximately $11.2 million. The difference between net income and comprehensive income is due in its entirety to foreign currency translation adjustments. No differences existed between net income and comprehensive income for the nine month period ended September 30, 1997.

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore New Insignia will adopt the new requirements retroactively in 1998. Management does not anticipate that the adoption of Statement 131 will have a significant effect on how New Insignia reports segment disclosures. New Insignia currently operates in principally two business segments, commercial and residential services.

     In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application should be reported as the cumulative effect of a change in accounting principle and expensed in the first quarter in the year of adoption. At September 30, 1998, New Insignia had no amounts capitalized as organizational costs that would be affected by the requirements of SOP 98-5.

10. The following is a summary of New Insignia's material contingencies as of September 30, 1998:

     In connection with the Merger Agreement, New Insignia and AIMCO entered into an Indemnification Agreement. The Indemnification Agreement provides generally that following consummation of the Merger, New Insignia will indemnify and hold harmless AIMCO from and against all losses in excess of $9.1 million resulting from (i) breaches of representations, warranties or covenants of Old Insignia or New Insignia in the Merger Agreement, (ii) actions taken by or on behalf of Old Insignia prior to consummation of the Merger and (iii) the Distribution. New Insignia is also required to indemnify AIMCO against all losses (without regard to any dollar value limitation) resulting from (a) amounts paid or payable to employees of Old Insignia actually paid by AIMCO, other than those employees AIMCO has agreed to retain following the consummation of the Merger, (b) obligations to third parties for goods, services, taxes or indebtedness incurred prior to the consummation of the Merger, other than as agreed to by AIMCO or included in the approximately $458 million of indebtedness and liabilities of Old Insignia and its subsidiaries which were assumed by AIMCO in the Merger, and (c) Insignia's ownership and operation of New Insignia and the New Insignia Businesses.

     The Indemnification Agreement requires AIMCO to indemnify and hold harmless New Insignia from all losses that arise out of the operation of the business of Old Insignia acquired by AIMCO after the Merger and for all losses in excess of $9.1 million arising from breach of any representation, warranty or covenant of AIMCO in the Merger Agreement.

     Pursuant to the Merger Agreement, New Insignia and AIMCO are required to settle in cash any differences between the actual adjusted net liabilities of Old Insignia on the date of the Merger and the $458 million of such adjusted net liabilities stipulated in the Merger Agreement.

     Settlements may be made based upon information available through March 31, 1999, except as to income taxes, as to which settlement is to be made with respect to any amounts attributable to periods ending on or before the October 1, 1998 Merger date. Although there will almost certainly be adjustments to the amounts estimated on the Merger date, which would be recorded as an adjustment to shareholders' equity at the Distribution date, New Insignia does not believe any such adjustments will be material.

     New Insignia and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Such lawsuits are primarily insured claims arising from accidents at managed properties. Claims may demand substantial compensatory and punitive damages.

     Management believes that the aforementioned contingencies will be resolved without material loss to New Insignia or its subsidiaries.

11. Acquisitions

     Richard Ellis Group Limited

     In February 1998, the shareholders of Richard Ellis accepted Old Insignia's offer to acquire 100% of the stock of Richard Ellis. Richard Ellis is a real estate services and investment firm located in the United Kingdom. The total purchase price was approximately $82.9 million, of which $14.7 million is contingent on the future performance of Richard Ellis. The transaction was completed on February 26, 1998. Old Insignia funded the Cash component of the acquisition from borrowings on its revolving credit facility, and issued 617,371 shares of Old Insignia Common Stock and options enabling Richard Ellis employees to purchase 853,741 shares of Old Insignia Common Stock. The acquisition was accounted for as a purchase.

     Hotel Partners

     On May 11, 1998, Old Insignia acquired Hotel Partners ("Hotel Partners"), a Chicago-based international brokerage firm focused exclusively on the hospitality segment of the real estate industry. The total purchase consideration paid by Old Insignia for Hotel Partners was approximately $7.0 million which was paid in cash at closing. Additional payments of up to $29.1 million, over a five year period, are contingent on the future performance of Hotel Partners. The acquisition was accounted for as a purchase.

     Jackson Cross Company

     On June 15, 1998, Old Insignia acquired Jackson Cross Company ("Jackson Cross"), a prominent commercial real estate service firm with operations primarily in the greater Philadelphia area. The total purchase consideration paid by Old Insignia for Jackson Cross was approximately $9.1 million, consisting of $8.6 million paid in cash at closing and $500,000 in guaranteed deferred payments. Additional payments of up to $5.4 million are contingent on the future performance of Jackson Cross. The acquisition was accounted for as a purchase.

     Other Information

     Pro Forma results of operations for the nine month periods ended September 30, 1998 and 1997, assuming consummation of the Distribution and the acquisition of Richard Ellis (1998), Realty One (1997) and Barnes, Morris, Pardoe & Foster (1997) as of January 1, 1997, are as follows (in thousands, except per share data):


                                            Nine Months Ended
                                              September 30,
                                          1998            1997
                                          ----            ----

    Revenues                           $370,695        $321,029
    Net Income                            9,495           9,855
                                          =====           =====

    Per share amounts - diluted        $    .43        $    .46
                                       ========        ========

12.  Equity

     During the nine month period ended September 30, 1998, New Insignia had the following changes in the equity accounts:

     a) Issuance of 21,408,106 shares of New Insignia Common Stock in the Distribution.

     b) Contribution of capital from Old Insignia at the time of the Distribution totaling $374,466,000.

     c) Net income of $9,397,000 for the nine months ended September 30, 1998, which is included in total contributed capital.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------  ----------------------------------------------------------
        of Operations
        -------------

     New Insignia (referred to hereafter as "Insignia") has three principal business units- commercial real estate services, residential real estate services and real estate ownership. The commercial real estate services business is comprised of Insignia/ESG's United States operations, Richard Ellis in the United Kingdom, Insignia RE GmbH in Germany and Insignia/CAGISA in Italy. The residential services business is comprised of Realty One, a single-family home brokerage and mortgage banking business, and Insignia Residential Group, a cooperative and condominium apartment services business.

     Insignia/ESG is one of the largest commercial real estate services firms in the United States according to January 1998 issue of Commercial Property News. With the acquisition of Richard Ellis in the United Kingdom, the opening of
Insignia  RE  GmbH  in  Germany,   and  the   purchase  of  a  60%  interest  in
Insignia/CAGISA in Italy, Insignia/ESG is becoming a global leader in real estate services. The financial statements of Richard Ellis have been translated using the following exchange rates: $1.6981 for the balance sheet as of September 30, 1998 and $1.6629 for the statement of income for the nine months ended September 30, 1998. Exchange rates have been determined based on the end of the period rate, in the case of the balance sheet, and the average rate for the period, in the case of the statement of income.

     Revenues from tenant representation, investment sales, debt/equity placements and property leasing, which collectively generate a substantial majority of Insignia's revenue, are transactional in nature and therefore subject to changes in business activity. Insignia believes that its large, diversified client base, geographical reach, overall size and number of annual transactions help to offset the impact of changes in business activity on revenues and profitability. Such changes in business activity, as well as seasonal factors in Realty One's business, significantly impact quarterly results. A significant portion of the expenses associated with the above mentioned activities are directly correlated to revenue.

     Insignia's primary objective is to increase earnings and stockholder value through internal growth and the acquisition of select businesses. The following results are based on the historical financial statements of the New Insignia Businesses and include certain assumptions concerning the allocation of overhead costs from Old Insignia. These results may not be indicative of the actual results that may have occurred if the New Insignia Businesses had been operating on a stand-alone basis for the periods presented or in the future.

Financial Condition
-------------------

     Total assets increased by approximately $217.3 million from December 31, 1997 to $551.8 million at September 30, 1998. The majority of the increase relates to acquisitions, including Richard Ellis, Hotel Partners and Jackson Cross. Assets include a $23.5 million receivable from Old Insignia, which was collected on the date of the Merger. Real estate interests increased by $29.6 million, reflecting the continued co-investment and development activity. The remainder of the asset growth was financed primarily by investments and net advances from Old Insignia prior to spin off, including common equity and cash payments with respect to acquisitions.

     Liabilities increased by approximately $51.6 million from December 31, 1997 to $177.2 million at September 30, 1998. The increase primarily represents normal liabilities of the businesses acquired, together with $15 million in liabilities paid in October arising from the Merger of Old Insignia into AIMCO. All retained earnings of Insignia are considered contributed capital from Old Insignia at the time of the Distribution and, therefore, included in paid-in capital at September 30, 1998.

Results of Operations
---------------------

     Insignia posted increases in real estate service revenues of 78% to $131.7 million and 102% to $358.4 million for the three and nine months of 1998, compared to the corresponding periods in 1997. These significant growth rates are attributable primarily to acquisition contributions, the largest of which were Realty One and Barnes, Morris, Pardoe & Foster ("Barnes Morris") in October 1997 and Richard Ellis in February 1998. Additionally, favorable real estate markets in the United States and United Kingdom contributed to the growth.


     Insignia posted a decrease in net income of 3% to $3 million for the three months and an increase of 52% to $9.4 million for the nine months of 1998, compared to 1997. The quarterly decline in net income is primarily attributable to increased real estate investments, which are expected to show losses after depreciation for financial reporting purposes, and an increase in the effective tax rate.

     Net EBITDA is defined as income before depreciation, amortization and income taxes. Results for the three and nine months of 1998 reflect increases in Net EBITDA of 47% to $12.6 million and 76% to $37.0 million, in comparison to 1997. Increases were achieved by each of Insignia's three business units - commercial services, residential services and real estate ownership. After Tax Cash Flow, defined as net income plus depreciation and amortization deducted in determining net income, increased 55% to $10.2 million for the quarter and 73% to $29.3 million for the nine months of 1998.

EBITDA from Real Estate Services
--------------------------------

     Insignia's businesses produced increases in EBITDA, defined as real estate revenues less direct expenses and administrative costs, of 39% to $11.6 million for the third quarter and 69% to $34.4 million for the nine months of 1998 compared to 1997. The acquisitions of Richard Ellis and Realty One, together with selective acquisitions of domestic commercial real estate services firms and favorable real estate markets, constituted a majority of the increase in EBITDA.

Commercial Services

     Commercial real estate services are conducted in the United States through Insignia/ESG and in the United Kingdom through Richard Ellis. These businesses produced revenue increases of 40% to $95.1 million for the third quarter and 64% to $261.2 million for the nine months of 1998, compared to 1997. Richard Ellis accounted for approximately 57% of the revenue increase for the third quarter and approximately 37% of the revenue increase for the nine months period. The remainder of the increase is attributable to domestic acquisitions, including Barnes Morris, Hotel Partners, and Jackson Cross, and internal growth.

Residential Services

     Residential services consist of Realty One, which provides single family home brokerage and related mortgage banking services in northern Ohio, and Insignia Residential Group, which manages cooperatives, condominiums and apartments in the greater New York City area. These businesses produced revenue increases of 508% to $36.6 million for the third quarter and 431% to $97.2 million for nine months of 1998, compared to 1997. This growth is substantially the result of the October 1997 acquisition of Realty One. Realty One's operations are seasonal, with the spring and summer quarters reflecting the greatest volume and the winter quarter reflecting significantly reduced activity. Realty One's operations for the three and nine months reflect revenues of $30.2 million and $77.7 million on increases of approximately 5% and 6% in unit volume. Average sales prices of homes sold by Realty One reflect an increase of approximately 8% in 1998. Insignia Residential Group produced revenue increases of 7% to $6.4 million for the third quarter and 7% to $19.5 million for the nine months of 1998, compared to 1997.

Real Estate Ownership

     Insignia's FFO from real estate ownership, which is defined as income or loss from real estate operations before depreciation, increased 66% for the third quarter to $378,000 and 150% to $1.35 million for the nine months of 1998, compared to 1997. These increases were achieved primarily as a result of the continued strategy of purchasing minority equity interests in selected real estate assets in partnership with institutional clients as well as operating income growth from existing co-investment properties. The co-investment program, which currently holds equity interests ranging from 10% to 35% in approximately
5.5 million square feet of commercial property and approximately 3,300 units of multi-family property, was commenced in late 1996 and continues to contribute substantially to the real estate ownership positions of Insignia.

     Equity earnings from real estate ownership reflected losses of $465,000 and $1.3 million for the third quarter and nine months of 1998. The difference between real estate FFO and equity earnings represents depreciation of real estate and, in the third quarter, a write-down of 100% of Insignia's equity in one investment of approximately $510,000 because of the inability to achieve expected lease rates.

Financing Costs

     Interest expense, attributable entirely to the existing debt of Richard Ellis and Realty One at their respective acquisition dates, was $382,000 for the third quarter and $1.1 million for the nine months of 1998.

Other Expenses Affecting Net Income

     The discussion of Net EBITDA above excludes depreciation, amortization and income taxes. Depreciation and amortization increased 89% to $6.3 million for the third quarter and 65% to $17.3 million for the nine months of 1998, compared to 1997. Most of the increase relates to amortization of cost in excess of net assets of acquired businesses, most notably Richard Ellis and Realty One. Income taxes increased both as a result of higher income and effective tax rates in 1998.

Earnings Per Share

     Insignia posted a decrease in earnings per share of 8% or $.01 for the third quarter and an increase of 48% or $.14 for the nine months of 1998, compared to 1997. The weighted average shares have been determined based on the Old Insignia Common Stock, effected for the two-thirds Distribution. The increase in weighted average shares is a result of increases in the Old Insignia Common Stock, primarily attributable to shares issued and options assumed in the Richard Ellis and Realty One acquisitions.

Liquidity and Capital Resources

     Insignia's liquidity and capital resources consist of cash on hand (including the amount due from Old Insignia collected at the AIMCO Merger date), cash provided by operations and available credit under the newly closed $185 million revolving credit facility. Insignia uses After Tax Cash Flow as a measure of working capital provided from operations. Operations by this measure produced $10.2 million and $29.3 million for the three and nine months of 1998, reflecting strong gains of 55% and 73% over 1997. Insignia believes that its cash from operating activities is more than adequate to meet its working capital and capital replacement needs. However, it is important to note that periods of revenue growth in the leasing sector of commercial property services result in some portion of working capital from operations being used to carry greater amounts of receivables.

     Capital expenditure requirements are not normally extensive, consisting of periodic computer, furniture and fixture replacements. Most capital expenditures are typically incurred in connection with acquisitions or other personnel additions. Capital expenditures for the nine months of 1998 of $11.6 million consist primarily of costs incurred to purchase and implement a new generation of computer systems for the property management business, equipment purchases by the single family home brokerage business and costs associated with the relocation of the cooperative and condominium management business within the Midtown area of Manhattan.

     Over the second half of 1998 and into 1999, Insignia anticipates incurring capital expenditures significantly in excess of the normal needs of the business. Insignia is implementing a new generation of computer systems for the cooperative and condominium management business and has already completed the relocation of that business as previously mentioned. Additionally, Insignia is proceeding to develop and implement completely new financial systems for the international commercial services businesses, both for the United States and the United Kingdom, using similar systems to those recently developed for the businesses which merged into AIMCO. Realty One also expects to commence a program to substantially upgrade its broker productivity and target marketing systems. The aggregate cost of these planned new systems and upgrades is estimated at $16 million, of which approximately $8 million had been incurred at September 30, 1998. Insignia expects to pay for all remaining costs from operating cash flows and cash on hand.


     The following chart provides a overview of the financial results for the three and nine month periods ended September 30, 1998 and 1997:

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                      -------------            -------------
                                   1998        1997           1998       1997
                                   ----        ----           ----       ----
Real Estate Revenues
    Insignia/ESG                $  77,890   $  67,837      $220,794   $159,530
    European                       17,193          --        40,403         --
    Realty One                     30,191          --        77,663         --
    Insignia Residential Group      6,447       6,027        19,500     18,308
                                    -----       -----        ------     ------
     Total real estate revenues   131,721      73,864       358,360    177,838
                                  -------      ------       -------    -------

Costs and Expenses
    Real estate services          118,091      63,256       318,401    152,294
    Administrative                  2,033       2,269         5,561      5,212
                                    -----       -----         -----      -----

EBITDA - Real Estate Services      11,597       8,339        34,398     20,332

    Interest  and other               943          66         2,103        196
    Real estate FFO                   378         228         1,350        540
    Interest expense                 (382)         --        (1,088)        --
    Minority interests                113          --           259         --
                                      ---                       ---

Net EBITDA                         12,649       8,633        37,022     21,068

    Income taxes                   (2,460)     (2,057)       (7,689)    (4,119)
                                   ------      ------        ------     ------

After Tax Cash Flow                10,189       6,576        29,333     16,949

Depreciation                         (908)       (480)       (2,559)    (1,119)
Amortization of intangibles        (5,432)     (2,868)      (14,704)    (9,352)
Depreciation - real estate           (843)       (144)       (2,673)      (299)

Net Income                      $   3,006    $  3,084     $   9,397   $  6,179
                                =========    ========     =========   ========


     In addition to net income, Insignia believes that Net EBITDA and After Tax Cash Flow are primary indicators of financial performance. These supplemental indicators are used by management to evaluate operations and in making financial decisions. Net EBITDA is defined as Net Income plus depreciation, amortization and income taxes. After Tax Cash Flow is defined as Net Income plus depreciation and amortization. After Tax Cash Flow, as used for this purpose, should not be construed to represent cash provided by operations pursuant to generally accepted accounting principles, which takes into consideration such items as changes in elements of working capital and deferred taxes. Neither Net EBITDA nor After Tax Cash Flow are terms defined by generally accepted accounting principles, and Insignia's usage of these terms may differ from other companies' usage of the same of similar terms.

Year 2000

     In earlier years, certain computer programs were written using two digits rather than four to define the applicable years. These programs were written without consideration of the impact of the approaching change in the century and may experience problems handling dates beyond 1999 ("Year 2000"). The Year 2000 issue presents potential concerns for business computing, the consequences of which may include system failures and business process interruption. Aside from the well-known calculation problems with the use of two digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case for leap year.

     Insignia is assessing the readiness of its internal systems, including information technology (IT) and non-IT systems. Although the assessment is still underway, management currently believes that all material systems will be compliant prior to Year 2000 and that the cost to address the issue is expected to range from $1.5 million to $2.5 million, inclusive of the previously mentioned $16 million in planned upgrades. To date, an expense of approximately $340,000 has been incurred towards the Year 2000 issue. All organizations dealing with the Year 2000 issue must address the effect this issue will have on their third party vendors. Insignia is undertaking steps to identify its vendors and understand their ability to continue providing services and products beyond 1999. For the significant vendors, contingency plans will be developed. Should Insignia or its significant third-party vendors be unable to complete the required Year 2000 remediation steps in a timely fashion, the Year 2000 issue could have a material adverse impact on the operations and financial condition of Insignia in the future.

Other

     Certain information contained in this quarterly report, and documents incorporated by reference herein, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Insignia to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such information includes, without limitation, statements regarding the results of litigation, the results of the Distribution and Merger, the effects of Year 2000 issues, Insignia's future financial performance and estimated capital expenditures. Actual results will be effected by a variety of risks and factors, including, without limitation, national and local economic conditions, real estate risks and financing risks. Such forward-looking statements speak only as of the date of this quarterly report. Insignia expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in Insignia's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

     See Note 10 in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

a)  Exhibits

     3.1 Certificate of Amendment to the Certificate of Incorporation of Insignia/ESG Holdings, Inc., dated October 16, 1998, changing the name of the Corporation to Insignia Financial Group, Inc.

     4.1 Warrant Agreement dated as of September 15, 1998 between Insignia/ESG Holdings and APTS Partners, L.P.

     4.2 Warrant Agreement dated as of September 15, 1998 between Insignia/ESG Holdings and APTS Partners, L.P.

     4.3 Warrant Agreement dated as of September 15, 1998 between Insignia/ESG Holdings and APTS Partners, L.P.

     4.4 Warrant Agreement dated as of September 15, 1998 between Insignia/ESG Holdings and APTS V, L.L.C.

     4.5 Warrant Agreement dated as of September 15, 1998 between Insignia/ESG Holdings and Gotham Partners, L.P.

     4.6 Warrant Agreement dated as of September 30, 1998, between Insignia/ESG Holdings, Inc. and First Union National Bank of Delaware. 10.1 Employment Agreement dated September 18, 1998 between Insignia Financial Group, Inc. and Adam B. Gilbert. 27.1 Financial Data Schedule for September 30, 1998

b)  Reports on Form 8-K

     None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                            INSIGNIA FINANCIAL GROUP, INC.



                            by:    /s/Andrew L. Farkas
                                   -------------------
                                   Andrew L. Farkas
                                   Chairman and Chief Executive Officer




                            by:    /s/James A. Aston
                                   -----------------
                                   James A. Aston
                                   Chief Financial Officer