Form 10-K
period 1998-12-31
INSIGNIA ESG HOLDINGS INC
filed 1999-03-31
CIK 1067462

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            {X} Annual Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       or

            { } Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

       For the transition period from ............... to ...............

                          ---------------------------

                         Commission File Number 1-14373

                         INSIGNIA FINANCIAL GROUP, INC.
                      (F/K/A INSIGNIA/ESG HOLDINGS, INC.)
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

          Securities registered pursuant to Section 12(b) of the Act:

                    Common Stock, Par Value $0.01 Per Share

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                (Title of Class)
                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No     .
                                             -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-K. {X}

At March 19, 1999, there were 21,789,598 shares of Common Stock outstanding. Based on the reported closing price of $12.750 per share on the New York Stock Exchange on such date, the aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $245 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders in Part III of this Form 10-K.

                                     Part I

Item 1.  Business

ORGANIZATION

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), headquartered in New York, New York, is the parent company of an international real estate organization. Insignia's service businesses specialize in commercial real estate services, single-family home brokerage and mortgage origination, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment, fund management and other services. As more fully described below, Insignia's principal operating units are Insignia/ESG, Inc. (international commercial property services), Realty One, Inc. (single-family home brokerage and mortgage origination) and Insignia Residential Group, Inc. (condominium and cooperative housing management). The European operations of Insignia/ESG consist of Richard Ellis Group Limited ("REGL") in the United Kingdom, the recently acquired British real estate services firm St. Quintin Holdings Limited ("St. Quintin") (together with REGL, "Richard Ellis St. Quintin" or "RESQ"), Insignia RE GmbH in Germany and a company in formation to be known as Insignia RE SpA in Italy (collectively the "Insignia Businesses").

     Through Insignia/ESG, Insignia provides a broad spectrum of commercial real estate services, including tenant representation, property leasing and management, property disposition and acquisition, investment sales, debt/equity placement, equity co-investment and consulting services. Insignia/ESG provides these services for tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. Insignia/ESG is among the leading providers of commercial real estate services in the United States. Insignia/ESG enjoys a leadership market position in the New York metropolitan area, and also maintains a significant market position in property owner and/or tenant services in Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and other major central business districts. In all, Insignia/ESG has operations in 49 markets in the United States. Insignia/ESG also has growing international capabilities which allow it to meet clients' expanding world-wide needs, through RESQ in the United Kingdom, Insignia RE GmbH in Germany and the to be formed Insignia RE SpA in Italy. REGL is among the leading property services companies in the United Kingdom, with offices in London, Manchester, Glasgow, Birmingham, Leeds, Liverpool and Belfast. With the March 1999 acquisition of St. Quintin, RESQ has additional offices in Jersey.

     Through Realty One, Insignia operates a full-service single-family residential brokerage and mortgage loan origination business in northern Ohio. Realty One is the ninth largest (based on unit volume) residential real estate brokerage firm in the United States according to Real Trends "Big Broker Report" published in May 1998. In 1998, Realty One handled more than 21,300 transactions valued at over $3.1 billion, and through its mortgage loan affiliate, First Ohio Mortgage Corporation, originated in excess of 3,400 mortgage loans totaling approximately $411 million. A transaction is measured by closed transaction "sides," which means either the listing or selling of a closed transaction. Each side closed is a commissionable event to the broker responsible for that side of the transaction.

     Insignia's subsidiary, Insignia Residential Group, is the largest manager of cooperatives and condominiums in the New York metropolitan area, according to the January 1999 issue of New York Habitat, and one of the largest apartment managers in the U.S. As of December 31, 1998, Insignia Residential Group managed over 300 residential properties, consisting of cooperatives, condominiums and rental properties, comprising approximately 60,000 residential units.

SPIN-OFF

     Insignia, which is incorporated under the laws of the state of Delaware on May 6, 1998 (formerly known as Insignia/ESG Holdings, Inc.), originally was a wholly owned subsidiary of a company known as Insignia Financial Group, Inc. ("Former Parent"). On September 21, 1998, Former Parent effected the spin-off of Insignia through a pro rata distribution (the "Spin-Off" or "Distribution") to the holders of common stock of Former Parent of all the outstanding common stock, par value $0.01 per share, of Insignia ("Insignia Common Stock"). On October 1, 1998, Former Parent (which then consisted solely of businesses and assets relating to multi-family residential real estate) merged into Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), with AIMCO being the surviving corporation (the "Merger"), and on November 2, 1998, Insignia assumed the name of Former Parent, "Insignia Financial Group, Inc.", and reclaimed Former Parent's original New York Stock Exchange symbol, "IFS." Insignia's principal executive offices are located at 375 Park Avenue, New York, New York 10152, and its telephone number at that address is (212) 750-6070.

COMMERCIAL REAL ESTATE SERVICES -- INSIGNIA/ESG

UNITED STATES OPERATIONS GENERALLY

     The U.S. commercial real estate services business is the largest of Insignia's operations, accounting for an estimated 62% of Insignia's 1998 revenues. Insignia/ESG's commercial services business commenced operations on January 1, 1991, as a division of Former Parent's residential property management business. Its growth has come principally through acquisitions, most notably substantially all the assets of Edward S. Gordon Company, Incorporated ("ESG") on June 30, 1996. Insignia/ESG generated approximately $98.5 million in revenues in 1996, $246.4 million in revenues in 1997, and $312.9 million in revenues in 1998.

     Insignia/ESG's 1998 revenues made it the third-largest provider of commercial real estate services in the United States, according to the January 1999 issue of Commercial Property News. Insignia/ESG provides a broad spectrum of commercial real estate services to corporations and other major space users, property owners and investors. These services include tenant representation, property leasing and management, property acquisition and disposition services, investment sales, debt/equity placement, equity co-investment and consulting services. Insignia/ESG provides these services in the office, industrial, retail and hospitality sectors of the commercial real estate industry. At December 31, 1998, Insignia/ESG provided property management, leasing or other services for approximately 200 million square feet of commercial real estate, including 127 million square feet of office space, 52 million square feet of industrial space, and 17 million square feet of retail space. These services are provided on a third-party basis for owners such as John Hancock Mutual Life, The Irvine Company, Teachers Insurance and Annuity Association, Chase, J.P. Morgan and others.

     All services in the U.S. are rendered under the highly regarded Insignia/ESG brand name. Specialized divisions within Insignia/ESG include the Capital Advisors Group, responsible for third-party investment sales and equity/debt placement activities, and the Commercial Investments Group, which offers fee-development and redevelopment services.

     During 1998, Insignia/ESG completed in excess of 104 million square feet of commercial real estate transactions and sold more than $3.5 billion in commercial properties.

     Insignia/ESG prides itself on the consistent, high-quality delivery of its services across geographic markets, property types and disciplines. It is active to varying degrees in 49 U.S. markets, and maintains substantial market share in key central business districts, such as New York, Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and others.

     New York City is the largest market for Insignia/ESG. Insignia/ESG represents many leading corporations and property owners, helping them to fulfill their requirements in this marketplace. Insignia/ESG was responsible for 19 of the 50 largest leasing transactions in New York City during 1998. The closest competitor to Insignia/ESG was responsible for 13 of the 50 largest leasing transactions in New York City.

     Insignia/ESG believes that its success and reputation within the New York area serve as a catalyst for its growth nationally as well as internationally. Insignia/ESG's growth strategy combines targeted acquisitions of companies that offer complementary skill sets as well as the establishment of servicing capabilities in markets where it does not currently offer these services. Insignia/ESG's expansion is primarily focused on first tier U.S. and international markets (those comprising 75 million square feet or more) and secondarily on opportunities in second tier U.S. and international markets (those comprising 25 million to 74 million square feet). Since July 1, 1998, Insignia/ESG has completed acquisitions of real estate services companies in Chicago, Philadelphia, and Boston, and established brokerage capabilities in Los Angeles and San Francisco, and acquired a hotel brokerage specialist with national and international scope of services.

EUROPEAN OPERATIONS GENERALLY

     Insignia/ESG's European operations consist of RESQ in the United Kingdom, Insignia RE GmbH in Germany and the to be formed Insignia RE SpA in Italy. European operations accounted for approximately 13% of Insignia's 1998 revenues. These results reflect 10 months of revenues from REGL (acquired in February 1998), six months of revenues from Insignia RE GmbH (established in June 1998) and a full year of revenues from Insignia/CAGISA (in March 1999 Insignia disposed of its interest in this company - see "Disposition" below). The British Pound (Sterling) represents the only foreign currency of a material business operation, as RESQ is currently responsible for approximately 90% of all foreign operations.

     Richard Ellis St. Quintin

     REGL is a 225 year old London-based commercial real estate firm. REGL was acquired by Former Parent in February 1998, and its operations were integrated with Insignia/ESG's operations as part of the reorganization resulting in the Spin-Off of Insignia from Former Parent. St. Quintin is a London-based real estate firm acquired by Insignia in March 1999. St. Quintin's operations have been merged with REGL's operations, and the combined companies now operate under the name Richard Ellis St. Quintin.

     REGL and St. Quintin are highly regarded names in commercial real estate throughout the United Kingdom. RESQ provides extensive coverage of the entire United Kingdom market through full-service offices in London, Glasgow, Birmingham, Leeds, Manchester, Liverpool, Belfast and Jersey. During the 10 months of 1998 during which Insignia owned REGL, REGL had service revenues of approximately $60.9 million, concluded 18 million square feet of transactions and sold more than $3.5 billion worth of commercial property. RESQ, one of the three largest real estate service providers in the United Kingdom, has more than 800 employees and pro forma annual revenues of more than $100 million, in the aggregate.

     RESQ's capabilities, culture, operating philosophy and client base are very similar to Insignia/ESG's. In an increasingly global business environment, Insignia expects that substantial synergies and cross-selling opportunities will accrue from the pairing of the RESQ and Insignia/ESG operations, particularly with respect to two of the world's leading financial centers, New York and London.

     RESQ provides broad-ranging services, including consulting, project management, appraisal, zoning and other general services. The major income components, however, are agency leasing, tenant representation and property sales and financing. The London market reflects growing rents and continued construction after a marked decline from the peak in the late 1980's.

     Insignia believes RESQ can serve as a springboard for the global expansion of Insignia's commercial real estate services business. Insignia expects to further penetrate the European market, and longer-term, expects to expand into Asia as well. For example, in July 1998, REGL assisted in opening the offices of Insignia RE GmbH, Insignia's German subsidiary, in Frankfurt.

     Insignia/CAGISA and Insignia RE SpA

     In 1997, Former Parent acquired 60% of the capital stock of Insignia/CAGISA, a leading Italian management company, which became part of Insignia in the Spin-Off. Insignia/CAGISA operates a mixed portfolio of commercial and residential units throughout Italy from its offices in Rome and Milan. In accord with Insignia's focus on commercial real estate services since the Spin-Off, Insignia (through its Insignia UK Holdings Limited subsidiary) disposed of its majority interest in Insignia/CAGISA in March 1999 (see "Disposition" below). As part of the transaction, Insignia's commercial real estate operations are being transferred to Insignia RE SpA, which intends to develop a close cooperation with Insignia/CAGISA (which will change its name to CAGISA SpA).

SERVICES

     The full range of Insignia/ESG's services, both in the United States and internationally, includes:

     Tenant Representation -- the acquisition or disposition of leased or owned space on behalf of space users

     Consulting -- specialization in large, multi-faceted transactions (usually 50,000 square feet or more) requiring in-depth planning, analysis and execution

     Investment Sales -- the sale or acquisition of all types of commercial property on behalf of owners

     Debt/Equity Placement -- the arrangement of financing (either debt or equity) on behalf of owners of all types of commercial properties

     Agency Leasing -- the marketing of available space within commercial properties on behalf of owners/landlords and the consummation of leases with tenants

     Property Management -- responsibility for the financial and operational aspects of a commercial property, which sometimes involves specialized services such as construction management, engineering or energy management

     Facilities Management -- responsibility for the delivery of services for properties owned and occupied by corporations, institutions, government agencies, hospitals, colleges and universities

     Industrial Services -- specialized services performed for the owners and/or users of manufacturing, warehouse, distribution or flex-space (combining office and industrial uses) facilities

     Property Development and Redevelopment -- development and construction services for owners of office, industrial and retail properties, and the re-development/re-positioning of properties for owners looking to create enhanced value

     Real Estate Ownership -- primarily through equity co-investment partnerships and property held for development. The co-investment program involves the identification of investment opportunities for select clients and investment alongside of these clients in the ownership of qualifying properties

MARKET TRENDS

     United States

     Management believes that the commercial real estate services industry in the United States is undergoing consolidation. A number of factors are driving this trend, including:

       o Clients Demand More Services; Desire to Consolidate Service Providers -- As real estate requirements become more sophisticated, clients' needs follow. Increasingly, companies want to be able to turn to a single source for all of their real estate use, investment and management requirements. As a result, clients with multiple real estate requirements ranging from occupancy needs to investment objectives are consolidating service providers. Whereas several years ago it might have been common for real estate owners, users and investors to hire several different companies in different locations to manage their needs, the industry is clearly seeing a trend towards the hiring of fewer providers to address all of a client's requirements.

       o Industrial Consolidation is Driven by Economies of Scale -- The ability of commercial property service providers to accommodate the increasing demands being made by clients is in no small part driven by their ability to deliver these services while controlling costs. The ability of service companies to amortize their overhead costs over a larger revenue base helps to drive consolidation.

       o Increasing Sophistication of Transactions -- As companies grow the significance of their real estate issues follow suit. It is common today for a company's real estate occupancy and investment issues to be second only to labor as a component of overall operating costs. Additionally, with the increasing sophistication of capital markets, the trend toward real estate securitization, the tendency of companies today to merge with others to achieve economies of scale and capture market share, and the consolidation of worldwide locations that accompany such mergers, the manner in which corporations manage such issues can have profound impacts on their financial performance. As a result, the level of sophistication required to manage such complex requirements and interrelationships transcends the traditional role of the real estate broker. Successful commercial real estate services companies today must be able to manage these requirements in order to effectively compete.

       o Improvements in Real Estate Markets and the Economy Generally -- If commercial property services firms fail to focus on expansion of service lines, consolidation or management of complex transactions, an improving economy can result in commoditization of their services.

       o Insignia/ESG's Business Plan -- Insignia/ESG's response to all of the foregoing is to seek to become an advisor for corporations and financial institutions with respect to their real estate use, investment and management requirements in the same manner that major investment banks are advisors to a corporation's corporate finance requirements. By focusing on providing the highest quality services with the best talent in the major business centers of the world, Insignia/ESG seeks to become the one-stop resource for all real estate requirements, specializing in the more complex and creative transactions that characterize today's worldwide marketplace.

     Insignia believes that Insignia/ESG is well positioned to meet the competitive challenges of an industry in flux. Among its competitive strengths are:

       o its strong reputation and the recognition of its brand name within the industry;

       o the quality and depth of both its management and brokerage staff;

       o its entrepreneurial corporate culture, which allows it to respond quickly to opportunities;

       o its unique methodologies for implementing large, complex transactions;

       o its complete array of services, which allows it to both meet existing client needs and take advantage of cross-selling opportunities;

       o its extensive nationwide property services portfolio, which provides significant economies of scale;

       o its proven mergers and acquisitions capability;

       o its strong balance sheet, with assets in excess of $460 million and minimal debt;

       o Revenue growth in excess of 280% over the last 24 months;

       o its market leadership in two of the world's most important financial centers -- New York and London; and

       o its focus on attracting, retaining, supporting and promoting the highest quality, most skilled personnel in the industry.

     Europe

       o The general consensus among forecasters is that the United Kingdom and European economies will see slower growth for the next three years than has been experienced in recent years. This is likely to result in a gentle slowdown in demand. Nevertheless, the lack of new development in a number of key markets, especially in southeast England is likely to sustain rental growth.

       o Indications are for a "jobless recovery" especially in France and Germany, while productivity improvements are wrung out of the system in both private and public sectors. This, coupled with the disciplines exerted by the "convergence criteria" for European Monetary Union, will restrict the appetite for business space overall.


REAL ESTATE OWNERSHIP

     Equity Co-Investments in Real Estate

     Insignia/ESG owns real estate in co-investment partnerships, a program that Insignia/ESG intends to expand into European markets. Insignia/ESG identifies investment opportunities for select clients and invests along side of these clients in the purchase of qualifying properties.

     In 1998, this unit concluded real estate investment transactions having an aggregate value of approximately $260 million, with Insignia's ownership interest ranging from 6% to 35%. At December 31, 1998, Insignia held investments in 17 co-investment partnerships owning, in the aggregate, 29 properties comprising 3,300 apartment units and 5.7 million square feet of commercial space.

     Co-investment partners include ING Barings, Blackacre Capital, Lennar, Investcorp, Lone Star, Lehman Brothers, Prudential, GE Investments, Whitehall and CS First Boston. Insignia/ESG does not compete for acquisitions with its advisory clients who do not seek co-investment partners. In addition, with the acquisitions of REGL and St. Quintin, this program is being expanded to include opportunities in the United Kingdom and Europe. This expansion is expected to utilize the personnel of Richard Ellis Financial, Ltd., a Securities and Futures Authority regulated entity which has substantial investment experience. Insignia believes the European co-investment opportunities will increase as a result of increasing investor appetites for European real estate and Insignia's increase in the capital to be made available to the RESQ unit.

     In December 1998, Insignia, through its ICIG Brookhaven LLC subsidiary, acquired a 100% interest in Brookhaven Village, a commercial retail property located in Norman, Oklahoma. The total consideration paid for Brookhaven Village was approximately $9 million. The results of operations for Brookhaven Village, which are consolidated in the Company's financial statements at December 31, 1998, were not material.

     Property Held For Development

     At December 31, 1998, the Company had aggregate investments of $28.8 million in four development properties (one of which was co-invested in late 1998 with the addition of a 70% partner). Additionally, a 70% equity partner was admitted on one of these developments in early 1999. All development properties currently remain under development with the first expected to commence operations no earlier than late 1999.

1998 ACQUISITIONS

     The following companies were acquired by Former Parent during 1998 and contributed to Insignia. These acquisitions were accounted for as purchases.

     Goldie B. Wolfe & Company

     On January 20, 1998, 100% of the stock of Goldie B. Wolfe & Company ("Goldie Wolfe") was acquired. Goldie Wolfe is a commercial real estate service firm located in Chicago, Illinois. The purchase price was approximately $5.3 million, all of which was paid in cash.

     Richard Ellis Group Limited

     In February 1998, 100% of the stock of REGL was acquired. The total purchase price was approximately $68.2 million. Additional purchase consideration of up to approximately $12 million (exclusive of approximately $3.3 million that is to be paid in April 1999) is contingent on the future performance of REGL. A portion of the purchase price was paid by the issuance of 617,371 shares of Former Parent common stock and the assumption of options enabling REGL employees to purchase up to 853,741 shares of Former Parent common stock (which options were assumed by Insignia in the Spin-Off for options to purchase up to 1,289,329 shares of Insignia Common Stock). In connection with the acquisition, REGL retained ownership of the "Richard Ellis" trademark in the United Kingdom and a former affiliate of REGL and present competitor of Insignia retained ownership of the "Richard Ellis" trademark in the United States.

     Hotel Partners

     On May 11, 1998, Hotel Partners was acquired. Hotel Partners is a Chicago-based international brokerage firm focused exclusively on the hospitality segment of the real estate industry. The total purchase consideration paid for Hotel Partners was approximately $7.0 million, which was paid in cash at closing. Additional purchase consideration of up to $29.1 million, over a five-year period, is contingent on the future performance of Hotel Partners.

     Jackson Cross Company

     On June 15, 1998, Jackson Cross Company ("Jackson Cross"), a prominent commercial real estate service firm with operations primarily in the greater Philadelphia area, was acquired. The total purchase consideration paid for Jackson Cross was approximately $9.1 million, consisting of $8.6 million paid in cash at closing and $500,000 in guaranteed deferred payments. Additional purchase consideration of up to $5.4 million is contingent on the future performance of Jackson Cross.

1999 ACQUISITIONS

     Insignia acquired the following companies in 1999. These acquisitions will be accounted for as purchases.

     Lynch Murphy Walsh & Partners

     On March 1, 1999, Insignia acquired Lynch Murphy Walsh & Partners ("Lynch Murphy"), a provider of commercial real estate services located in Boston, Massachusetts. Lynch Murphy specializes in brokerage services, including representation of tenants and landlords, investment sales and debt placements, valuation services and advisory/consulting services. The base purchase price was $12.0 million, all of which was paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10.0 million is contingent on the future performance of Lynch Murphy

     St. Quintin Holdings Limited

     On March 5, 1999, Insignia acquired St. Quintin; a British real estate services firm headquartered in London. The operations of St. Quintin have been merged with REGL. The base purchase price was approximately $32.0 million. Additional purchase consideration of up to approximately $12.0 million is contingent on the future performance of St. Quintin. The purchase was funded with approximately $24.3 million in borrowings on the revolving credit facility, the issuance of approximately 306,000 shares of Insignia Common Stock and assumed options to purchase approximately 612,000 of Insignia Common Stock. The acquisition will be accounted for as a purchase.

DISPOSITION

     A one-time charge of $2.3 million was recorded in 1998 as a write-down of the Company's majority interest in Insignia/CAGISA to estimated disposition value. This decision was made in light of the Company's sale of the majority of its U.S. residential business to AIMCO in 1998. The Company completed the sale of its interest in Insignia/CAGISA in March 1999.

RESIDENTIAL REAL ESTATE SERVICES -- REALTY ONE AND INSIGNIA RESIDENTIAL GROUP

SINGLE-FAMILY HOME BROKERAGE SERVICES

     General

     Realty One, a full-service residential real estate broker headquartered in Cleveland, Ohio, was established in 1953 and acquired by Former Parent in 1997. Realty One's current business operation is the result of nearly 60 separate mergers and acquisitions. It is the largest residential real estate brokerage firm in Ohio and the ninth largest (based on unit volume) in the United States according to the Real Trends "Big Brokers Report" published in May 1998. With more than 1,500 sales associates and 400 support staff located in more than 45 offices throughout northern Ohio, it represents more than 90 residential builders and handles more than 21,300 transactions valued at more than $3.1 billion annually. Realty One's services include residential real estate sales, corporate relocation services and residential builder representation. First Ohio Mortgage Corporation, an affiliate of Realty One, originates single-family home mortgages for both Realty One clients and third parties. Realty One accounted for approximately 20% of Insignia's 1998 service revenues.

     Services

     The services provided by Realty One include the following:

     Residential Brokerage -- the agency representation of both buyers and sellers in the purchase and sale of residential housing. These services include assisting the seller in pricing the property, marketing and advertising the property, showing the property to prospective buyers, assisting the parties in negotiating the terms of the sale and closing the transaction.

     Relocation Services -- assisting both corporations and individuals in the sale, procurement and temporary management of residential properties for corporations and transferees. Realty One assists in large group moves as well as individual relocations

     Builder Marketing Services -- representing and consulting with large national and local developers providing marketing, research studies, product development and brokerage services

     Mortgage Origination -- through First Ohio, Realty One offers convenient and competitive mortgage services to its customers and many other brokerages throughout northern Ohio. First Ohio represents more than 15 lenders, each offering multiple financial products

     Escrow Agency -- through First Ohio Escrow, Realty One provides residential escrow agency services facilitating the closing of property sales

     Industry Overview

     Insignia continues to evaluate a consolidation-based strategy in the single-family brokerage industry. The industry is currently defined by several key trends, including:

     Margin Compression. Margins are being compressed as a result of increasing splits paid to agents and, for the larger, more progressive firms, the investment in technology, marketing and development of one-stop shopping services.

     Market Fragmentation. There are more than 50,000 single-family brokerages in the U.S., one quarter of which are currently estimated to be unprofitable, according to various industry research studies. These consist of independent brokerages as well as franchise operations. No single independent broker commands more than 1% of the national market, and no national franchise company maintains more than an 11% market share, with only three franchise companies holding more than 3%.

     Aging Entrepreneurial Base of Industry Founders. According to a 1996 survey by the Real Estate Outlook, a leading industry publication, over 85% of the principals in this industry are over 55 years old and are beginning to look for ways to continue to grow their business, such as mergers or strategic alliances, or for exit strategies. Although there has been some movement in the industry over last three years; there still remain a high percentage of principles in this industry that are currently seeking such alliances.

     Strategy

     The above trends coupled with the available economies of scale suggest that pursuit of a consolidation based strategy may be capable of reversing the downward trend in margins, exploiting proprietary technology to build real competitive advantages, and building brand equity so as to increase the value of the brokerage company in the eyes of the consumer. Realty One may also benefit from horizontal and vertical expansion in related areas, such as mortgage, escrow and title, by offering the consumer a one stop shopping experience.

     The residential brokerage industry has been consolidating for some time, and with access to additional capital, Realty One may acquire key brokerage firms. Realty One already has significant experience acquiring and assimilating companies, completing 60 acquisitions over the last 15 years. The senior officers of Realty One are highly respected within their industry and have strong contacts with the principals of numerous other large, independent brokerages around the United States.

     In addition to consolidation strategies, opportunities exist to increase margins to the brokerage firm as well as the sale of services to generate other income. Realty One is a pioneer with this strategy and has been successful at increasing its margins. Realty One's approach is to use technology to bundle services more inexpensively and increase the value to the consumer.

COOPERATIVE AND CONDOMINIUM APARTMENT MANAGEMENT SERVICES

     General

     In 1995, Former Parent purchased the residential property management business of Douglas Elliman-Gibbons & Ives and all of the outstanding capital stock of Kreisel Company, Inc., forming the largest manager of cooperative and condominium apartments in the New York metropolitan tri-state area according to the January 1999 issue of New York Habitat. Its primary business is to provide third party fee management to cooperative, condominium and rental housing in the New York marketplace. At December 31, 1998, Insignia Residential Group, operating under the Douglas Elliman-Gibbons & Ives and Kreisel Company, Inc. trade names, provided full service management for more than 300 residential properties comprised of approximately 60,000 residential units in the greater New York metropolitan area. Insignia Residential Group's cooperative and condominium management services accounted for approximately 5% of Insignia's 1998 service revenues. Insignia Residential Group generated service revenues of $23.5 million in 1996, $24.4 million in 1997 and $25.7 million in 1998.

     Portfolio Composition

     Insignia Residential Group's management portfolio consists of cooperatives, condominiums and rental properties. Among the notable properties in each of these categories are the San Remo, Worldwide Plaza and Fresh Meadows, respectively. Manhattan is the largest market for Insignia Residential Group, although it does maintain a presence in each of the other four boroughs of New York City as well as Long Island and Westchester County. In late 1996, Insignia Residential Group made its foray into the Northern New Jersey marketplace by obtaining the management of the 1,266 unit Horizon House cooperative. Since that time, Insignia Residential Group has added approximately 1,600 additional units in New Jersey. Insignia Residential Group's strategy has been to focus in key markets where its size and economies of scale allow it to become the leading player.

     Services

    Insignia Residential Group's revenues were generated by providing the following services:

    Property Management -- Responsibility for all of the financial and operational aspects of a residential property. This service involves providing accounting on a cash or accrual basis, lease administration, central purchasing, cash management, insurance oversight, collections and compliance monitoring, and construction management.

    Transfer Agent -- On behalf of cooperative and condominium clients, Insignia Residential Group processes applications of prospective purchasers, arranges and attends closings, facilitates the assignment of proprietary leases and provides safekeeping of leases and other documents.

    Brokerage -- While Insignia Residential Group does engage, to a limited extent, in apartment resale and mortgage brokerage, there exists the potential to expand these activities to a point where they could make a meaningful contribution. Many cooperative and condominium management companies have used management as a loss leader to provide business flows to more profitable transactional activities.

     Strategy

     Insignia Residential Group anticipates that its reputation for quality service and the broad experience of its personnel in managing condominiums and cooperatives located throughout the New York metropolitan area should enable it to successfully pursue new property management opportunities. Insignia Residential Group also believes its economies of scale and state-of-the-art management information system will allow it to increase margins by offering its services efficiently and at a competitive cost. Insignia Residential Group also anticipates pursuing opportunities in the apartment resale and mortgage brokerage businesses, which not only could offer the potential for higher margins but also may provide for an above average rate of growth.

MERGERS AND ACQUISITIONS

     Over the past seven years, Insignia has demonstrated the ability to recognize accretive acquisition opportunities and to successfully integrate them within its existing infrastructure. Insignia continues to seek opportunities to align its business with other market leading real estate service firms that fit the Company's objectives for global expansion. Insignia maintains an internal mergers and acquisitions staff, which includes all senior members of Former Parent's investment banking group as well as the acquisition analysis staff currently maintained by RESQ.

     Insignia pursues a global acquisition strategy that focuses on the development of each of its international and domestic businesses, while simultaneously seeking principal opportunities to invest capital in real estate assets in partnership with its clients. Such undertakings are expected to be in the areas of both commercial and residential real estate assets and services. Insignia also expects that, with time, it may pursue opportunities to diversify its lines of business and investment objectives as circumstances and opportunities change.

COMPETITION

COMMERCIAL PROPERTY SERVICES

     United States

     Competition is intense in the U.S. commercial property services industry, particularly in the areas of tenant representation, property leasing/management and other services in which Insignia/ESG is engaged. Historically, most competitors have been regional or local companies specializing in one or more aspects of the business (e.g., property management, tenant representation, etc.). However, the consolidation trend has spawned fewer, larger international competitors that are integrated across property types and disciplines. Insignia/ESG competes increasingly with these full-service national competitors, including CB Richard Ellis, Cushman & Wakefield, Grubb & Ellis, Jones Lang LaSalle and Trammel Crow.

     Different factors weigh heavily in the competition for tenant representation and property services assignments. For major tenant representation assignments, competition is based on quality of services, demonstrated track record, breadth of resources, analytical skills and market knowledge. Insignia/ESG believes it has a distinct methodology for executing major tenant representation assignments, which combines brokerage and consulting disciplines. This methodology, honed in New York over the past decade, is being exported to top tier markets throughout the United States. Further, Insignia/ESG has an outstanding track record in completing major tenant representation assignments. As tenant representative, Insignia/ESG arranged transactions for such well-known entities as Reuters, Grey Advertising, Marsh & McLennan, McGraw-Hill and Ziff-Davis Publishing. Moreover, Insignia/ESG's creativity and transaction-structuring expertise have been recognized by a leading trade group, which annually recognizes two New York City transactions as its "Deals of the Year." Insignia/ESG has been the recipient of both awards in each of the past three years, and has earned the top award overall in four consecutive years. Insignia/ESG believes this outstanding track record provides a distinct competitive advantage.

     Competition for third-party commercial property services is based principally on cost and the quality of service, including the ability to enhance asset values. Insignia/ESG's personnel are experienced in managing a wide variety of types of properties in locations throughout the country. This enables Insignia/ESG to offer an owner of a large diversified portfolio the ability to obtain experienced management for most or all of its properties through one organization. Insignia/ESG believes it has demonstrated an ability to effectively manage, lease and improve the value of properties. In addition, Insignia/ESG believes it has developed a reputation for quality service and attention to detail to clients, investors and tenants alike. Insignia/ESG also believes its economies of scale and state-of-the-art management information systems allow it to offer its services efficiently and at an overall cost which is competitive with or less expensive than is offered by other property service companies. Because of its size, Insignia/ESG is able to control operating costs by spreading fixed overhead costs over its large service volume, which benefits Insignia/ESG's results of operations and enables Insignia/ESG to pass on some of these savings to the property owners for which it provides services. As a result, Insignia/ESG believes it has competed effectively in the market for provision of real estate services to third party entities.

     Europe

     Competition is intense among commercial service providers in the United Kingdom. Only five commercial services firms in the United Kingdom currently have annual revenues exceeding $100 million and no firm maintains greater than a 5% market share. The newly formed Richard Ellis St. Quintin has combined annual revenues of over $100 million, making RESQ a market leader with a "Top 3" position in commercial property markets behind only DTZ and Jones Lang Lasalle. RESQ's combined operations and reputation place it at a strategic advantage over other primary competitors including CB Hiller Parker, Knight Frank, Healey & Baker, Cushman & Wakefield and Lambert Smith Hampton.

SINGLE-FAMILY HOME BROKERAGE SERVICES

     Realty One accounts for almost one-third of single-family home sales or listings within the northern Ohio residential market. The number two firm, Smythe, Cramer, is responsible for approximately 20% of the total sales and listings. Other firms trail significantly further behind. Realty One believes its success is due to a number of factors, including its leading-edge use of technology and innovative marketing practices. For example, its proprietary computer system (CARS) defines the "readiness" of potential customers to purchase a home; thus allowing for highly targeted direct-marketing and advertising programs.

COOPERATIVE AND CONDOMINIUM MANAGEMENT SERVICES

     The cooperative condominium management business is extremely competitive. In addition to several large companies, including Charles Greenthal, Inc. and Brown, Harris and Stevens, Inc., there are many small entities that aggressively compete for business. Further, some owner associations have opted for self-management, which eliminates the need for third party service provider's altogether. Despite the competitive landscape, Insignia Residential Group believes that it has a proven record and that it has the capability to continue to compete successfully. It has grown to be an industry leader by offering superior service while providing its clients cost benefits not available from smaller competitors. Examples are the lower cost of supplies, insurance and other items that Insignia Residential Group purchases on behalf of its clients using the buying power available because of size. In addition, Insignia Residential Group has begun to develop a new state-of-the-art information system that, when fully operational, should provide further product differentiation.

CREDIT AGREEMENT

     On October 22, 1998, Insignia established a three-year $185 million revolving credit facility. The credit agreement was arranged by First Union National Bank and Lehman Brothers and involves a syndicate of nine national and international financial institutions. This credit facility will be used for future working capital and acquisition needs. At December 31, 1998, there were no borrowings on this facility; however, there was an outstanding letter of credit against the facility in the amount of $1.5 million.

STOCK REPURCHASE

     On October 27, 1998, Insignia announced the approval of a program to repurchase up to $10 million of its outstanding Common Stock. At December 31, 1998, 139,200 shares of Insignia Common Stock had been repurchased at an aggregate cost of approximately $1.85 million.

SEGMENT DATA

     Insignia is a fully integrated real estate services company with operations in two principal reportable segments: commercial services and residential services. The commercial services segment provides a diversified array of services including the following: tenant representation, agency leasing, investment sales, property management, consulting, brokerage, and development. Additionally, the commercial services segment includes real estate operations, consisting primarily of ownership in co-investment partnerships and property held for development. The residential services segment provides property management services, brokers real estate, originates mortgages loans, and provides escrow services. Segment operations are disclosed in the notes to the accompanying financial statements of Insignia, included in Item 14 of this Form 10-K. These financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.

ENVIRONMENTAL REGULATION

     Under various federal and state environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate certain hazardous or toxic substances or petroleum-product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. There can be no assurance that Insignia, or any assets owned or controlled by Insignia currently are in compliance with all of such laws and regulations, or that Insignia will not become subject to liabilities that arise in whole or in part out of any such laws, rules, or regulations. Moreover, there can be no assurance that any of such liabilities to which Insignia may become subject will not have a material adverse effect upon the business or financial condition of Insignia.

EMPLOYEES

     At December 31, 1998, Insignia had approximately 3,700 employees. Insignia believes that its employee relations are excellent.

EXECUTIVE OFFICERS

     The following sets forth certain information concerning persons who serve as executive officers of the Company. All executive officers of Insignia serve at the discretion of the Board of Directors.

       NAME             AGE                        POSITION
       ----             ---                        --------
Andrew L. Farkas         38    Director; Chairman of the Board; Chief Executive
                               Officer
Andrew J.M. Huntley      60    Director; Office of the Chairman; Chairman of
                               REGL
Stephen B. Siegel        54    Director; President; Chairman and Chief
                               Executive Officer of Insignia/ESG
James A. Aston           46    Chief Financial Officer
Frank M. Garrison        44    Office of the Chairman; President of Insignia
                               Financial Services
Adam B. Gilbert          46    Executive Vice President; General Counsel;
                                Secretary
Edward S. Gordon         63    Office of the Chairman
Ronald Uretta            43    Chief Operating Officer; Treasurer

     The following is additional information with respect to the above named executive officers.

     Andrew L. Farkas has been a director and Chairman of Insignia since its inception in May 1998 and Chief Executive Officer of Insignia since August 1998. Mr. Farkas served as a director of its Former Parent from its inception in August 1990 until September 1998. Mr. Farkas served as Chairman and Chief Executive Officer of its Former Parent from January 1991, and President from May 1995 until September 1998. Prior to August 1993, Mr. Farkas was the sole director of Former Parent. He served as Chief Executive Officer of Insignia Properties Trust from December 1996 until September 1998 and Chairman of the Board of Trustees from December 1996 until February 1999.

     Andrew J.M. Huntley has been a director and member of the Office of the Chairman of Insignia since its inception in May 1998. Mr. Huntley also serves as Chairman of REGL, and his principal employment has been with REGL for more than the past five years.

     Stephen B. Siegel has been a director of Insignia since its inception in May 1998 and President of Insignia since August 1998. Mr. Siegel also serves as Chairman (since September 1998) and Chief Executive Officer of Insignia/ESG (since July 1996). Mr. Siegel served as President of Edward S. Gordon Company Incorporated (now Insignia/ESG) from June 1992 to May 1998. From 1988 to 1992, Mr. Siegel was engaged in a joint venture with Chubb Corporation to develop and acquire investment-grade office buildings throughout the United States.

     James A. Aston has served as Chief Financial Officer of Insignia since August 1998. Mr. Aston served as Executive Managing Director of Investment Banking of the Former Parent from January 1991 and Chief Financial

Officer from August 1996 until September 1998. Additionally, Mr. Aston served as President of Insignia Properties Trust from December 1996 until September 1998 and as a Trustee from December 1996 until February 1999.

     Frank M. Garrison has been a member of the Office of the Chairman and President of Insignia Financial Services, a division of Insignia, since August of 1998. Mr. Garrison served as President of Financial Services and Executive Managing Director of the Former Parent from July 1994 until September 1998. Additionally, Mr. Garrison served as Executive Managing Director of Insignia Properties Trust from December 1996 until September 1998 and as a Trustee from December 1996 until February 1999. Mr. Garrison commenced his employment with the Former Parent in January 1992.

     Adam B. Gilbert has been General Counsel and Secretary of Insignia since its inception in May 1998 and Executive Vice President of Insignia since August 1998. Mr. Gilbert also serves as Senior Vice President of Insignia/ESG (since July 1998) and was General Counsel and Secretary of Former Parent from March 1998 until September 1998. Prior to March 1998, Mr. Gilbert was a partner in the law firm of Nixon, Hargrave, Devans & Doyle, LLP. Prior to January 1994, Mr. Gilbert was a partner in the law firm of Shea & Gould. Shea & Gould filed for protection under the federal bankruptcy laws in 1994.

     Edward S. Gordon has been with the Office of the Chairman of Insignia since its inception in May 1998. Mr. Gordon served as Chairman of Insignia/ESG from June 1996 until August 1998. Additionally, Mr. Gordon was a member of the Office of the Chairman of the Former Parent from June 1996 until September 1998. He is the founder and was Chairman of Edward S. Gordon Company, Incorporated which was acquired by the Former Parent in June 1996.

     Ron Uretta has served as Chief Operating Officer and Treasurer of Insignia since August 1998. Mr. Uretta also serves as President of Insignia/ESG (since March 1999). Mr. Uretta served as Treasurer of the Former Parent from January 1992 until September 1998 and Chief Operating Officer from August 1996 until September 1998. Mr. Uretta served as a Trustee of Insignia Properties Trust until October 1998.

     There is no family relationship between any of the executive officers of Insignia.

Item 2.  Properties

     Insignia's principal executive office is located at 375 Park Avenue, in New York, New York. Presently, the Company occupies approximately 6,500 square feet at this location. The lease expires on October 31, 1999. The following table sets forth information on the operating leases for the principal headquarters for each of Insignia's operating units:

   OPERATING UNIT                LOCATION                  ANNUAL RENT     SQUARE FT.    EXPIRATION
   --------------                --------                  -----------     ----------    ----------
Insignia/ESG           200 Park Avenue, New York, NY        $4,492,000       124,700      June 2005
RESQ                   Berkeley Square House, London         3,215,000        42,000      June 2003
Realty One             6000 Rockside Woods Blvd.,
                          Cleveland, OH                        575,000        41,000      June 2005
Insignia Residential
Group                  675 Third Avenue, New York, NY        1,668,000        62,800     April 2009

     The Company occupies office space in locations throughout the United States, United Kingdom, Italy and Germany under leases expiring at various dates between 1999 and 2009. Insignia believes its facilities are adequate for current and future planned uses.

Item 3. Legal Proceedings

     The Company and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Such lawsuits are primarily insured claims arising from accidents at managed properties. Claims may result in substantial compensatory and punitive damages. Management believes that any such lawsuits will be resolved without material loss to the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK

     On September 21, 1998, Former Parent effected the Spin-Off of Insignia by distributing to each record holder of Former Parent common stock as of September 15, 1998 (the "Distribution Record Date") two-thirds of a share of Insignia Common Stock for each share of Former Parent common stock held by such holder. Insignia Common Stock commenced trading on the New York Stock Exchange on September 22, 1998 under the symbol "IEG". Commencing on November 2, 1998, the Company reclaimed Former Parent's original New York Stock Exchange trading symbol, "IFS".

     The following table sets forth the high and low daily closing sales prices for Insignia Common Stock as reported on the New York Stock Exchange since the Spin-Off:

                                                         HIGH          LOW
1998
   Third Quarter (commencing September 22, 1998).......12-11/16       11-1/2
   Fourth Quarter......................................   14          8-7/8

     The closing sales price for Insignia Common Stock on March 19, 1999 as reported on the New York Stock Exchange was $12.750.

     The Company's transfer agent is First Union National Bank of North Carolina, 1525 West W. T. Harris Blvd. 3C3, Charlotte, North Carolina 28288-1153. As of March 1, 1999, there were approximately 1,600 shareholders of record of Insignia Common Stock.

     The Company has never paid dividends on the Insignia Common Stock and does not currently intend to pay any dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations. The payment of dividends is subject to certain restrictions under the Company's revolving credit facility.

OUTSTANDING OPTIONS AND WARRANTS

     On September 30, 1998, in connection with the Distribution and the Merger, Former Parent distributed to record holders of the 6.5% Trust Convertible Preferred Securities of Insignia Financing I, a subsidiary of Former Parent (the "Preferred Securities"), warrants to purchase approximately 1.2 million shares of Insignia Common Stock (four warrants for each $500 liquidation amount of Preferred Securities held by them) (the "Trust Preferred Warrants").

     Each Trust Preferred Warrant represents the right to purchase one share of Insignia Common Stock at an exercise price of $14.50 per share. The term of each Trust Preferred Warrant is five years and is not exercisable until October 2000. Former Parent purchased the Trust Preferred Warrants from Insignia on September 14, 1998 for $8.5 million.

     On September 15, 1998, Insignia issued warrants to purchase Insignia Common Stock (as required under the terms of the existing warrants issued by Former Parent) to the following holders of warrants to purchase Former Parent's common stock: (i) warrants to purchase 928,661 shares of Insignia Common Stock at an exercise price of $8.25 per share to affiliates of Apollo Real Estate Investment Fund, L.P.; and (ii) warrants to purchase 42,500 shares of Insignia Common Stock at an exercise price of $8.25 per share to Gotham Partners, L.P.

     In connection with the Merger, Insignia assumed substantially all existing options to purchase shares of Former Parent's common stock and awards of unvested restricted stock held by employees of the businesses comprising the Spin-Off. At December 31, 1998, such options represent the right to purchase approximately 3.2 million shares of Insignia Common Stock. These options are in addition to approximately 1.1 million options to purchase Insignia Common Stock granted under Insignia's 1998 Stock Incentive Plan at the time of the Spin-Off.

Item 6.  Selected Financial Data

     The following table sets forth selected historical financial data of Insignia and the Insignia Businesses for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. This information has been derived from and is qualified by reference to the consolidated and combined financial statements of the Company and the notes thereto and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 in this Form 10-K.

     This selected financial data presents the historical financial position, results of continuing operations and cash flows of the Insignia Businesses owned by the Former Parent prior to the Spin-Off of such Businesses in September 1998 as if Insignia were a separate entity for all periods presented. This financial information is not necessarily indicative of results that would have occurred had Insignia and the Insignia Businesses operated as a stand-alone entity separate from Former Parent during the periods presented.

                                                                         Year Ended December 31,
                                                                  (In thousands, except per share data)
                                                        1998          1997         1996          1995           1994
                                                        ----          ----         ----          ----           ----
STATEMENT OF OPERATIONS DATA:
  Revenues                                          $510,780       $295,753    $122,005        $38,658       $15,665
  Provision for loss on subsidiary                     2,300             --          --             --            --
  Depreciation and amortization                       22,543         15,244       9,197          3,778           771
  Net income (loss)                                   11,053         13,055       3,484         (2,278)          173
  Earnings per share - assuming dilution (1)            0.50           0.62        0.16            N/A           N/A

OTHER DATA:
  EBITDA (2)                                         $48,345        $36,633     $14,561         $1,104        $1,059
  Cash provided by (used in) operating
     Activities                                       35,857         31,370      11,203         (1,399)          N/A

                                                                              December 31,
                                                                             (In thousands)
                                                        1998          1997         1996          1995           1994
                                                        ----          ----         ----          ----           ----
BALANCE SHEET DATA:
  Cash and cash equivalents                          $53,489         $5,514         $44            $36           $10
  Real estate interests                               58,196         19,454       4,465            894            --
  Total assets                                       595,489        337,945     171,787         43,074        19,877
  Notes payable                                       44,438         19,969          --             --            --
  Investment and net advances from Former
     Parent                                               --        208,444     137,777         39,948        17,294
  Stockholders' equity                               383,243             --          --             --            --

(1) Earnings per share data for 1998 is presented on a pro forma basis assuming the Spin-Off occurred at the beginning of the year. Per share results for 1997 and 1996 are presented entirely on a pro forma basis for comparison because Insignia did not exist as a separate entity for those periods.

(2) Defined as real estate service revenues less direct expenses and administrative costs. In addition to net income, Insignia believes that EBITDA is a primary indicator of the Company's financial performance. This supplemental indicator is used by management to evaluate operations and in making financial decisions. EBITDA should not be construed to represent cash provided by operations pursuant to generally accepted accounting principles ("GAAP"), which takes into consideration such items as changes in elements of working capital and deferred taxes. EBITDA is not defined by GAAP and Insignia's usage of this term may differ from other companies' usage of the same or similar terms.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Insignia is among the leading providers of real estate services in the United States, with a growing presence in Europe. Insignia provides a diversified array of real estate services in two principal business segments: commercial services and residential services. Insignia reported revenues of $507.4 million in 1998 from real estate services.

     In 1998, the commercial services businesses were comprised of Insignia/ESG's United States operations, REGL in the United Kingdom, Insignia RE GmbH in Germany, and Insignia/CAGISA in Italy. With the continued expansion of the commercial services business into Europe, through the acquisition of REGL and the establishment of Insignia RE GmbH in Germany in 1998, Insignia/ESG is rapidly becoming a global leader in real estate services. Commercial operations reported aggregate service revenues of $378.4 million in 1998, accounting for 75% of the Company's total service revenues for the year.

     The residential services business is comprised of Realty One, a single-family home brokerage and mortgage banking business, and Insignia Residential Group, a New York based cooperative and condominium apartment services business. Realty One, located in Cleveland, is the largest provider of residential real estate brokerage services in Ohio and the ninth largest (based on unit volume) in the United States according to Real Trends "Big Broker Report" published in May 1998. Insignia Residential Group is the largest provider of management services to cooperative and condominium owners in the New York area with a total portfolio of approximately 60,000 units. Residential operations reported aggregate service revenues of $129.0 million in 1998.

     In addition to providing real estate services, Insignia also pursues opportunities to purchase real estate assets offering above-average return potential, primarily through co-investment ventures with its institutional partners and property held for development. Real estate ownership operations, which are managed as a component of the Company's commercial services business, included 17 co-investment partnerships (owning an aggregate 5.7 million square feet of commercial property and 3,300 residential units) and four development properties at December 31, 1998.

     Revenues from tenant representation, investment sales, debt/equity placements and agency leasing, which collectively comprise a substantial portion of Insignia's revenue, are transactional in nature and therefore subject to changes in business activity. Insignia believes that its large, diversified client base, geographical reach, overall size and number of annual transactions help to offset the impact of changes in business activity on revenues and profitability. Such changes in business activity, as well as seasonal factors, primarily in Realty One's business, may significantly impact quarterly results. A significant portion of the expenses associated with the above mentioned activities are directly correlated to revenue.

     Insignia, which completed four strategic acquisitions in 1998 and two in early 1999, is continually evaluating acquisition opportunities as part of its global growth strategy. Due to the substantial non-cash amortization incurred by the Company in connection with purchased goodwill and other intangibles and interest expense charges associated with acquisition financing, past and future acquisitions may adversely affect net income.

     Insignia's primary objective is to increase earnings and stockholder value through internal organic growth and acquisitions of select businesses. In addition to net income and EBITDA, Insignia uses Net EBITDA (defined as income before depreciation, amortization, income taxes and non-recurring one-time charges) and Net EBITDA minus income taxes, as measures of the Company's financial performance.

BASIS OF PRESENTATION

     The financial statements for Insignia present the financial position, results of operations and cash flows of the Insignia Businesses spun-off from Former Parent as if Insignia were a separate entity for all periods presented. Former Parent's historical cost basis in the assets and liabilities of the Insignia Businesses have been reflected in these financial statements.

     The Insignia Businesses utilized Former Parent's centralized systems for cash management, payroll, employee benefit plans, insurance and various administrative services. As a result, substantially all cash received by the Insignia Businesses was deposited in and commingled with Former Parent's general corporate funds. Similarly, real estate services and administrative expenses, capital expenditures and other cash requirements of the Insignia Businesses were paid by Former Parent and charged directly or allocated to the Insignia Businesses. Administrative expenses, which included, among other things, investment banking, information technology, legal, finance, accounting and facilities expenses, were allocated to Insignia for all periods prior to Spin-Off. These allocations approximated $5.5 million for the nine month period prior to Spin-Off (1998), $6.8 million (1997) and $3.5 million (1996). The allocations were based upon analysis of the operations of Former Parent using various methods, including acquisition activities, employee headcount and estimated management time devoted to the operations of the Insignia Businesses. Certain assets and liabilities related to the operations of the Insignia Businesses were managed and controlled by Former Parent on a centralized basis. Such assets and liabilities have been allocated to Insignia based on the use of, or interest in, those assets and liabilities. In the opinion of management, the methods for allocating expenses, assets and liabilities are believed to be reasonable.

     The following results are based on the historical financial statements of Insignia and the Insignia Businesses spun off in September 1998. These results include the impact of certain assumptions used in determining the allocation of overhead costs from Former Parent. These results are not necessarily indicative of the actual results that may have occurred if Insignia and the Insignia Businesses had operated on a stand-alone basis for the entire periods presented or for the future results.

FINANCIAL CONDITION

     Total assets increased by approximately $257.5 million to $595.5 million at December 31, 1998. Approximately $116.6 million of this increase arose as a result of 1998 acquisitions, primarily REGL, Hotel Partners and Jackson Cross (primarily receivables and costs in excess of net assets of acquired businesses
- see note 5 of accompanying financial statements). Cash and cash equivalents increased by approximately $48.0 million primarily from cash provided by operations and the contribution of $23.5 million from Former Parent on the date of the Merger. Substantially all cash received by the Insignia Businesses prior to the Spin-Off was deposited in, and commingled with, Former Parent's general corporate funds, resulting in low cash holdings reported at December 31, 1997. Real estate interests increased by $38.7 million, reflecting the continuance of the co-investment and development programs.

     Liabilities increased by approximately $83.1 million to $212.2 million at December 31, 1998. The increase is due partly to approximately $36.4 million in assumed liabilities in connection with 1998 acquisitions and a $24.5 million rise in total borrowings. All historical retained earnings of Insignia and the Insignia Businesses through September 30, 1998 represent contributed capital from Former Parent at the time of the Spin-Off and, therefore, are included in paid-in capital at December 31, 1998.

RESULTS OF OPERATIONS

     Insignia's results, as discussed below, have been favorably impacted by management's ability to successfully expand the Company through acquisition growth and the diversification of real estate services during a period of vibrant real estate markets. The following table sets forth certain items derived from the Company's consolidated statement of operations for the year ended December 31, 1998 and combined statements of operations for the years ended December 31, 1997 and 1996, respectively.

                                                            Year Ended December 31,
                                                                (In thousands)
                                                  1998               1997               1996
                                                  ----               ----               ----
Revenue:
     Real estate services                      $507,351            $295,258            $122,005

Cost and expenses:
     Real estate services                       451,774             251,855             103,942
     Administrative                               7,232               6,770               3,502
                                               --------            --------            --------

EBITDA - Real Estate Services                    48,345              36,633              14,561
     Interest and other income                    3,429                 495                  --
     Real estate FFO (1)                          1,735                 804                 362
     Interest expense                            (1,378)               (318)                (18)
     Minority interests                             371                  41                  --
                                               --------            --------            --------

Net EBITDA                                       52,502              37,655              14,905

     Income taxes                                12,975               8,703               2,135
                                               --------            --------            --------

Net EBITDA minus income taxes                    39,527              28,952              12,770

     Provision for loss on disposal               2,300                  --                  --
     Depreciation                                 3,090               1,429                 661
     Amortization of intangibles                 19,453              13,815               8,536
     Depreciation - real estate                   3,631                 653                  89
                                               --------            --------            --------
Net Income                                     $ 11,053            $ 13,055            $  3,484
                                               ========            ========            ========


(1) Funds From Operations ("FFO") is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Insignia reported record service revenues and Net EBITDA for 1998 of $507.4 million and $52.5 million, respectively. These results represented increases of 72% and 39%, respectively over 1997. Net income was adversely affected by a one-time charge of $2.3 million for the write-down of the Company's investment in Insignia/CAGISA. As a result, net income and net income per share for 1998 declined to $11.1 million and $0.50, respectively.

     The acquisitions of REGL (February 1998), Realty One (October 1997) and Barnes Morris Pardoe & Foster ("Barnes Morris") (October 1997), together with selective acquisitions of domestic commercial real estate services firms and further expansion of services in Europe during 1998, through Insignia RE GmbH in Germany, constituted a majority of these increases. In addition, favorable real estate markets in the United States and United Kingdom coupled with the strategic expansion of commercial services in certain key U.S. markets during 1998 contributed to the record growth.

     Commercial Services

     Real Estate Services

     Commercial real estate services in 1998 were conducted in the United States through Insignia/ESG and in Europe through REGL in the United Kingdom, Insignia RE GmbH in Germany, and Insignia/CAGISA in Italy. These businesses produced service revenue increases of 53% over 1997 to $378.4 million in 1998. The increase in service revenues attributable to the acquisitions of Barnes Morris, REGL, Hotel Partners and Jackson Cross was approximately $106.2 million. The remaining $25 million in revenue growth was attributable primarily to internal growth and expansion of services. The commercial segment produced EBITDA of $46.7 million in 1998, which was 16% greater than its 1997 EBITDA.

     Insignia/ESG's U.S. operations were led by strong results in the West Coast and New York metropolitan areas in 1998. The West Coast region, which reported revenues of $34.5 million for 1998, or 34% more than 1997 revenues of $25.7 million. This region exhibited strength across all service lines, as virtually all of the growth was from internal sources. This strength in the West Coast region was aided by the launch of brokerage operations in Los Angeles and San Francisco and by adding a tenant representation component to the existing owner services business.

     The New York metropolitan area enjoyed another strong year, even though the fourth quarter performance did not reach the record levels achieved in the fourth quarter of 1997. Service revenues for the New York area were $168.2 million for 1998 compared to $154.9 million in 1997, reflecting Insignia/ESG's strong presence in this key U.S. market. In the annual ranking of the top New York deals published in Crain's in February 1999, Insignia/ESG accounted for 19 of the top 50 leasing transactions, equaling the combined total of the number two and three firms.

     REGL, acquired in February 1998, has performed ahead of acquisition date expectations with the production of $60.9 million of service revenues and EBITDA of $8.6 million for the period of ownership in 1998. The acquisition of REGL has given Insignia a formidable strategic presence in the United Kingdom, which can be used as a delivery system for further expansion in the United Kingdom and throughout other parts of Europe. Additionally, the Company's alignment with REGL allows for substantial cross marketing with the U.S.

     The foregoing commercial results were achieved in spite of the turmoil in the U.S. capital markets in the fourth quarter of 1998, which resulted in a downturn in investment sales activity. Results for the Company's investment sales businesses, consisting of Insignia Capital Advisors and Hotel Partners, fell materially short of management expectations in 1998. These businesses produced revenues, in the aggregate, of only $16.6 million in 1998, which resulted in a negative EBITDA, before common support costs of Insignia/ESG, of approximately ($909,000). The significance in these results is that all other commercial services, including property management, tenant representation, agency leasing and brokerage, both domestic and internationally, continued to provide such strong internal growth that overall results were not negatively impacted.

     Real estate ownership

     Insignia's real estate ownership operations produced FFO increases of 116% from $804,000 in 1997 to $1.7 million in 1998. This increase was achieved as a result of the continued strategy of purchasing minority equity interests in selected real estate assets in partnership with institutional clients, coupled with operating income growth from existing co-investment properties. During 1998, Insignia co-invested in the purchase of approximately 2.5 million sq. ft. of commercial property valued at more than $260 million.

     Equity earnings from real estate ownership reported a loss of $1.9 million for 1998. The difference between real estate FFO and equity earnings represents depreciation of real estate, gains or losses from sales of property and provisions for impairment. Results for 1998 reflected real estate depreciation of $3.6 million, net of gains of approximately $145,000 on the sale of property. Development properties are expected to commence operations no earlier than late 1999.

     Residential Services

     Residential services consist of Realty One, which provides single family home brokerage and related mortgage services in northern Ohio, and Insignia Residential Group, which manages cooperatives, condominiums and apartments in the greater New York City area. These businesses produced revenue increases of 168% over 1997 to $129.0 million in 1998. This growth is substantially the result of the October 1997 acquisition of Realty One, which accounted for approximately $103.3 million or, 20% of the Company's total service revenues for 1998. First Ohio Mortgage Corporation, Realty One's mortgage loan affiliate, reflected increases in loan volume of 41% to $411 million in 1998.

     Insignia Residential Group produced revenue increases of 5% over 1997 to $25.7 million in 1998. During 1998, Insignia Residential Group expanded its mortgage brokerage activities under which the company arranges financing for cooperative and condominium corporations through third-party financial institutions. During 1998, Insignia Residential Group arranged approximately $292 million of such financing, reflecting an increase of 85% over 1997.

     The residential segment reported EBITDA of $8.9 million for 1998. The substantial increase over 1997 is virtually all a result of the October 1997 acquisition of Realty One.

     Other Expenses Affecting Net Income

     Administrative costs increased by 7% over 1997 to $7.2 million in 1998. These costs consist entirely of allocations of Former Parent overhead costs for the periods prior to the Spin-Off and direct costs of the Company after the Spin-Off.

     Interest expense was $1.4 million in 1998 compared to $318,000 in 1997. The increase is attributable to asset financings consisting of Realty One borrowings principally under its warehouse line used in the origination of loans for sale, REGL borrowings substantially secured by restricted cash deposits and a non-recourse mortgage note financing a real estate acquisition. The results for 1998 and 1997 do not include any interest expense allocation from the indebtedness of Former Parent.

     Depreciation and amortization, excluding depreciation on real estate properties, increased 48% to $22.5 million in 1998 compared to $15.2 million in 1997. Amortization of acquisition intangibles, which reported an increase of 41% or $5.6 million over 1997, was primarily responsible for this rise.

     Results for 1998 include an impairment charge of $2.3 million recorded as a write-down of the Company's 60% investment in Insignia/CAGISA to estimated fair value. This write-down reflects the Company's decision to discontinue and sell its majority interest in its Italy subsidiary. The Company completed the sale of its interest in Insignia/CAGISA in March 1999.

     Income taxes increased at a greater rate than the rise in income before taxes as a result of the non-deductibility of the aforementioned write-down together with a $797,000 operating loss of Insignia/CAGISA in 1998.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Insignia reported strong results in all major components of operation activity for 1997. Favorable comparisons to 1996 were attributable to the vibrant commercial real estate market in the United States, the inclusion of ESG for a full year (versus only six months in 1996), and the partial year impact of several smaller strategic acquisitions during 1997.

     Insignia posted net income of $13.1 million in 1997, representing an increase of 275% from $3.5 million in 1996. Earnings per share, on a diluted basis, were $0.62 for 1997 compared to $0.16 in 1996. These per share results are presented entirely on a pro forma basis, as Insignia, in its current form, was not a separate company during these periods.

     These results are attributable to increases in all operating measures, during 1997, substantially as a result of the impact of the aforementioned acquisitions. These acquisitions (primarily ESG which was acquired in June
1996) contributed EBITDA of more than $25 million in 1997 on $165 million in service revenues.

     Insignia reported total service revenues of $295.3 for 1997, reflecting an increase of 142% or $173.3 over 1996 results ($122.0 million). The growth in revenues reflects the contributions of a full year of operations of ESG and the eight acquisitions completed during 1997. In addition, Insignia/ESG experienced strong internal revenue growth of over $60 million in 1997 as compared to its 1996 results.

     The combined results for 1997 reflect increases in Net EBITDA of 153%, from $14.9 million in 1996 to $37.7 million in 1997. Net EBITDA results for 1997 were negatively impacted by approximately $1.5 million in legal and litigation settlement costs associated with the establishment of an office in Phoenix, AZ.

     Commercial Services

     Real Estate Services

     The commercial services businesses produced revenue increases of 151% from $98.5 million in 1996 to $247.1 million in 1997. This increase is attributable to the operating impact of several acquisitions in 1997, including Rostenberg-Doern Company, Inc.; HMB Property Services, Inc.; Frain, Camins & Swartchild, Inc.; Forum Properties, Inc.; and Barnes Morris. Also, contributing to this increase was a full year of operations of ESG in 1997 compared to six months for 1996 and heightened brokerage activity of ESG in the New York metropolitan tri-state area. The New York market, which reported service revenues of $154.9 million for 1997, experienced an exceptionally robust level of activity during 1997, particularly in the fourth quarter. Consistent with revenues, the increase in direct service expenses is due primarily to the impact of the above mentioned acquisitions coupled with a full year's effect of ESG's operations.

     European operations for 1997, comprised solely of Insignia/CAGISA in Italy, reported service revenues of $647,000. These results reflect only one quarter of operations for Insignia/CAGISA, which was acquired in September 1997.

     Real Estate Ownership

     Insignia's real estate ownership operations produced an FFO increase of 122% to $804,000 in 1997 compared to 1996 levels ($362,000). This increase reflects the expansion of the Company's co-investment program during 1997 with investments in seven partnerships owning 1.5 million-sq. ft. of commercial property and 3,300 residential units in the aggregate. Equity earnings from real estate ownership reflected a 45% decline to $151,000 in 1997 compared to $273,000 in 1996. This decline resulted from increased real estate depreciation compared to 1996 levels.

     Residential Services

     The residential services businesses, comprised of Realty One and Insignia Residential Group, produced total service revenues of $48.2 million in 1997, representing an increase of 105% or $24.7 million compared to 1996 levels. This increase is due essentially to the impact of Realty One, acquired in October 1997. Realty One reported total service revenues of $23.8 million for the three months of ownership in 1997. Insignia Residential Group service revenues increased 4% from $23.5 million in 1996 to $24.4 million in 1997. The combined residential services businesses produced pretax income and Net EBITDA of approximately $800,000 and $3.1 million, respectively in 1997.

     Other Expenses Affecting Net Income

     Administrative costs, consisting entirely of overhead allocations from Former Parent, increased 93% from $3.5 million in 1996 to $6.8 million in 1997. This increase directly relates to a rise in administrative costs of Former Parent resulting from the integration of newly acquired entities during 1997.

     Financing costs, consisting of interest expense attributable entirely to the existing indebtedness of Realty One at the time of acquisition, were $318,000 in 1997. The combined results for 1997 and 1996 do not include any interest expense allocation from the indebtedness of Former Parent.

     Depreciation and amortization increased 66% from $9.2 million in 1996 to $15.2 million in 1997. This increase, consistent with the growth of Insignia from acquisitions, is primarily attributable to amortization of acquisition intangibles.

     Income taxes increased 308% from $2.1 million in 1996 to $8.7 million in 1997. This increase primarily is attributable to higher income in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its cash, cash provided from operations and cash available credit under its $185 million revolving credit facility. At December 31, 1998, Insignia had no borrowings outstanding on this facility and was virtually debt free except for the asset financings mentioned in "Results of Operations" above.

     Unrestricted cash at December 31, 1998 was $53.5 million, compared to $5.5 million at December 31, 1997. Cash holdings of the combined Insignia Businesses at December 31, 1997 were very low as working capital was substantially held at the corporate level by Former Parent. The Company uses Net EBITDA and Net EBITDA minus income taxes as measures of liquidity and working capital provided by operations. The Company reported Net EBITDA of $52.5 million and $37.7 million for 1998 and 1997, respectively. Net EBITDA minus income taxes was $39.5 million and $29.0 million for 1998 and 1997, respectively. The improvement in these supplemental measures reflects the overall period-to-period revenue growth discussed in "Results of Operations" above.

     As compared to net income, Net EBITDA effectively eliminates the impact of certain non-cash charges such as depreciation, amortization of intangible assets relating to acquisitions and other non-recurring charges. Management believes that the presentation of this supplemental measure enhances a reader's understanding of the Company's operating performance, as it provides a measure of generated cash available for use to service debt and for other required or discretionary purposes. This measure should not be construed to represent an alternative to operating income or cash flow determined in accordance with GAAP.

     Net cash provided by operating activities was approximately $35.9 million in 1998 compared to $31.4 million in 1997. The increase primarily resulted from an increase in operating income before non-cash charges and changes in components of operating assets and liabilities.

     Capital expenditure requirements are not normally extensive, consisting primarily of periodic computer, furniture and fixture replacements. Most capital expenditures are typically incurred in connection with acquisitions or other personnel additions. Capital expenditures in 1998 were $19.6 million, which Insignia considers unusually high relative to its business. Capital expenditures in 1998 included $7.9 million for computer equipment and software in part required by the Spin-Off, but largely in connection with new generations of accounting and information systems being implemented at each of the Company's business units. Additionally, the Company expended approximately $9.5 million for furnishings and leasehold improvements, with the most significant items consisting of the relocation of Insignia Residential Group to larger space in Manhattan under a ten year lease and the procurement of office space in Chicago commensurate with Insignia/ESG's aggregation of businesses into a major presence in that market. The remaining capital expenditures were primarily routine replacement items.

     Insignia anticipates incurring capital expenditures of approximately $23.0 million during 1999 (excluding amounts that may arise with respect to businesses acquired in 1999) as costs are expected to again significantly exceed amounts that Insignia considers the normal needs of the business. During 1999, Insignia Residential Group will implement new computer systems for the management of cooperatives and condominiums. Insignia/ESG will continue the development and implementation of accounting and management systems intended to move its business (domestically and internationally) onto a single platform. Substantial implementation in the United States is expected during 1999, with international implementation and certain features to be undertaken after 1999. Realty One has commenced a program in 1999 to substantially improve its broker productivity and target marketing systems. Estimated capital expenditures under these systems, development programs and other information technology requirements (including capital expenditures of approximately $2.0 million for Year 2000 compliance - see discussion below) are expected to approximate $12.5 million. Other anticipated capital expenditure needs include $5.1 million for office relocation and expansion, principally in Atlanta, Los Angeles and Manhattan and approximately $5 million in other more routine replacements and additions.

     Insignia expects to use net cash provided by operating activities to fund capital expenditures primarily for computer related purchases, acquisitions (including contingent earn-out payments) and to make principal payments on the Company's outstanding indebtedness. The Company anticipates that its existing sources of liquidity, including operating cash flows and available credit under its revolving credit facility, will be sufficient to meet the Company's anticipated working capital and capital replacement needs for the foreseeable future and, in any event for, at least the next twelve months. The Company's working capital needs are reassessed on a routine basis and as acquisitions are identified and pursued.

     Insignia expects to use all or a portion of its Net EBITDA remaining after capital expenditures and taxes, together with its unused credit facilities, to finance selective acquisitions in its existing business lines and complementary businesses, and to expand its real estate ownership.

THE YEAR 2000 ISSUE

     Introduction

     The Year 2000 issue relates to the inability of many computer systems to recognize dates for the Year 2000 and afterward. Systems that use only two digits to designate a year (e.g., 2000 is entered as `00"), can malfunction when dates are used in processing data and recalling data from storage. The problems arising from such programming have come to be known as "Year 2000" or the "Year 2000 Issue." The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000. If not addressed, the impact on operations and financial reporting may range from minor errors to significant system failures or miscalculations causing disruptions of operations, including such things as a temporary inability to process transactions, pay invoices or conduct similar routine business operations without interruption.

     State of Readiness

     Former Parent began addressing the Year 2000 Issue early in 1998 prior to the Spin-Off. Insignia, under the guidance of its Year 2000 Program team, has developed a phased Year 2000 readiness plan to address its internal systems that are comprised of both information technology ("IT") and non-IT systems. The plan consists of seven key phases, which include awareness, inventory, risk assessment, remediation, quality assurance, implementation and contingency planning. The Company has substantially completed its awareness phase and will continue this phase through December 31, 1999 to maintain a heightened sense of awareness to the Year 2000 Issue. The Company, with the assistance of an outside consultant, is currently engaged in comprehensive inventory and assessment of its internal IT systems and anticipates substantial completion of the inventory stage by the end of April 1999.

     Insignia believes that its planned upgrade of existing IT systems and/or conversions to new systems will enable it to address the Year 2000 Issue without material operational difficulties. Over the second half of 1998, the Company continued its purchase and implementation of a new generation of computer systems for the condominium/cooperative management business, new financial systems for its international commercial services businesses and an upgrade to its broker productivity and target marketing systems for its single-family home brokerage business. The implementation of these new and upgraded systems will continue into 1999 and is expected to be completed and tested for quality assurance by November 1999. Insignia is working on its assessment of the Year 2000 readiness of its IT systems as it assembles the results of its comprehensive asset inventory. Substantial completion of the Company's assessment phase of its IT systems is anticipated by mid-year 1999. Based upon the results of the assessment phase, the Company will determine the appropriate levels of remediation and the areas in which detailed contingency planning will be required. The remediation phase of the Company's IT systems is anticipated to be completed by the end of the third quarter or the early part of the fourth quarter of 1999. The Company expects to complete the remediation of its technical infrastructure first, with remediation of its mission critical applications to be completed shortly thereafter. Insignia is also assessing its exposure to the Year 2000 issues other than those associated to its internal IT systems in order to develop a plan and contingencies to address these risks. This assessment plan includes consideration of the Company's leased facilities (including embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery at such facilities), third party vendors and service suppliers.

     The Company believes that many of its customers, suppliers and other third parties with whom the Company transacts business are also likely to be affected by the Year 2000 Issue, which could, in turn, affect the Company. The ability of such third parties to adequately address their own Year 2000 issues is outside the Company's control. At this time, the Company is in the process of reviewing the Year 2000 readiness of its major suppliers and customers. There can be no assurance that all aspects of the Year 2000 Issue, particularly those related to the efforts of customers, suppliers or other third parties, will be fully resolved. In light of the diversity of Insignia's base of customers and suppliers, Insignia does not believe that the failure of one or more customers or suppliers to achieve Year 2000 readiness would materially adversely affect Insignia's operations.

     Costs to Address the Company's Year 2000 Issues

     The Company expects its unreimbursed out of pocket Year 2000 costs through fiscal 1999, including the costs of external consultants and technical resources, will be approximately $3.5 million (inclusive of approximately $2.0 million in capital expenditures). Approximately $620,000 of that amount has been incurred through December 31, 1998. The Company plans to fund its Year 2000 effort with operating cash flows and cash on hand. Several factors that could impact the Company's ability to make the necessary modifications or replacements include, but are not limited to, the availability and cost of trained personnel and the ability of such personnel to locate and correct all relevant computer codes or to replace embedded computer chips in affected systems. If such modifications are not completed on a timely basis or are substantially more costly to implement than anticipated, the Company's business, financial condition and results of operations could be materially adversely affected.

     Properties for which the Company provides management services (for third party owners and affiliates of Insignia) rely on a variety of third party suppliers to provide critical operating services. These suppliers may utilize systems and embedded technologies to control the operation of building systems such as utilities, lighting, security, elevators, heating, ventilation and air conditioning systems. The Company is in the process of obtaining assurances from suppliers as to their Year 2000 readiness and preparing contingency plans, including the identification of alternative suppliers. The Company does not control these third party suppliers, and for some suppliers, such as utility companies, there may be no feasible alternative suppliers available. The failure of these suppliers' systems could have a material adverse effect on the operations of the affected property, and widespread failures could have a material adverse effect on the Company. This information is intended solely to advise the investment community of the steps that the Company is taking to assist owners of company-managed properties with Year 2000 Issues relating to non-IT systems. No owner or tenant in a Company-managed property should rely on this statement as an indication that the Company has or will inventory or assess the managed property on its behalf or that, in fact, such property is or will be in a state of Year 2000 readiness. Queries in this regard should be addressed to appropriate property management personnel. Costs of remediating Year 2000 Issues associated with non-IT systems at managed properties should be borne exclusively by the owners of such properties.

     Risks and Contingency Plans

     The Company has projected that the most likely worst case Year 2000 scenario would be the result of unidentified Year 2000 Issues, which result in unplanned downtime at a rate that is higher than normally experienced. Contingency plans are currently being developed and are expected to be completed by mid-year 1999 to address the likelihood of these higher than normal system incidents. Potential disruptions of this nature should not result in material adverse impact on the Company's results of operations, financial position or cash flow. Although the Company is not aware of any threatened claims related to the Year 2000 Issue, the Company may become subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse effect on the Company. The Company has obtained certain insurance coverage to offset these and other business risks related to the Year 2000. However, the extent of any ultimate exposure is not yet known at this time.

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application should be reported as the cumulative effect of a change in accounting principle and expensed in the first quarter in the year of adoption. At December 31, 1998, Insignia had no amounts capitalized that would be affected by the requirements of SOP 98-5.

     In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). Under SOP 98-1, qualifying computer software costs are required to be capitalized and amortized to income over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material effect on the Company.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. Management has not completed its review of SFAS 133, but does not anticipate that its adoption will have a material effect.

IMPACT OF INFLATION AND CHANGING PRICES

     Inflation has not had a significant impact on the results of operations of Insignia in recent years and is not anticipated to have a significant negative impact in the foreseeable future. Insignia's exposure to market risk from changing prices consists primarily of fluctuations in rental rates of properties managed, market interest rates on residential mortgages and debt obligations, real estate property values, and foreign currency fluctuations of its European operations.

     The revenues of the property management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management.

     The revenues associated with the commercial services business are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial services revenues are derived from a broad range of services which are primarily transaction driven and are therefore volatile in nature and highly competitive.

     Changes in market interest rates on residential mortgage loans and changes in real property values in the northern Ohio area impact the revenues of the single-family home brokerage business.

     Recent price and cost trends have not significantly affected profit margins; however, changes in these trends in the future could have a potentially significant impact on the profitability of Insignia.

MARKET RISK AND RISK MANAGEMENT POLICIES

     Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. Insignia's primary market risk exposure consists of changes in foreign currency exchange rates and interest rates.

     The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates from the Company's operations in foreign jurisdictions. In addition to the United States, the Company currently conducts business in the United Kingdom, Germany and Italy. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates and weak economic conditions in these foreign markets. Fluctuations in foreign currency exchange rates are not expected to have a material impact on the Company.

     The Company's interest income and expense are most sensitive to the changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. Interest rates are sensitive to many factors' including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. Based on prevailing interest rates at December 31, 1998, a 1% increase or decrease would not have a material impact on the Company.

FORWARD LOOKING STATEMENTS

     Certain items discussed in this report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding the results of litigation, the effects of the Spin-Off and the Merger, the effects of Year 2000 Issues, Insignia's future financial performance and estimated capital expenditures. Actual results will be affected by a variety of risks and factors, including, without limitation, national and local economic conditions and real estate risks and financing risks.

     With respect to the Year 2000 Issues, actual results may be affected by the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date-sensitive lines of computer code or to replace embedded computer chips in affected systems or equipment and the actions and ability of third party customers and suppliers to successfully address their Year 2000 Issues.

     Such forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted in Item 14(a) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 1999 Annual Meeting of Stockholders.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) and (2):      The response to this portion of Item 14 is submitted
                           as a separate section of this report. See Page F-2.

         (3) Exhibits:

               2.1 Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Former Parent and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (the "Form S-4") filed by Apartment Investment and Management Company on August 4, 1998)

               2.2 Form of Agreement and Plan of Distribution, dated as of _______, 1998, by and between Former Parent and Insignia Financial Group, Inc. (incorporated herein by reference to Appendix A to the Information Statement included in the Registration Statement on Form 10 filed by Insignia Financial Group, Inc. on August 4, 1998 (the "Form 10"))

               3.1(a) Certificate of Incorporation of Insignia Financial Group, Inc. (incorporated herein by referenced to Exhibit 3.1 of the Form 10)

               3.1(b) Certificate of Amendment to the Certificate of Incorporation of Insignia Financial Group, Inc., dated October 16, 1998, changing the name of the corporation from Insignia/ESG Holdings, Inc. to Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 3.1 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

               3.2          By-laws of Insignia Financial Group, Inc.
                            (incorporated herein by reference to Exhibit 3.2 of the Form 10)

               10.1(a) Asset and Stock Purchase Agreement, dated as of June 17, 1996, among Former Parent, Insignia Buyer Corporation, Edward S. Gordon Company Incorporated, Edward S. Gordon Company of New Jersey, Inc. and Edward S. Gordon (incorporated herein by reference to Exhibit 10.15 of the Report on Form 10-K of Former Parent filed on March 24, 1998)

               10.1(b) Stock Purchase Agreement, dated March 19, 1997, by and among Insignia Commercial Group, Inc., Former Parent, Kirkland B. Armour, Scott J. Brandwein, Harvey B. Camins, James L. Deiter, Lyan Homewood Fender, Ronald T. Frain, Jay Hinshaw, Thomas E. Moxley, Robert B. Rosen, James H. Swartchild, Jr., David Tropp, Gregg F. Witt, Frain, Camins & Swartchild Incorporated, FC&S Management Company and Construction Interiors, Incorporated (incorporated herein by reference to Exhibit 10.22 to the Report on Form 10-K of Former Parent filed on March 24, 1998)

               10.1(c) Stock Purchase Agreement, dated as of September 18, 1997, by and among Former Parent, Insignia RO, Inc., Joseph T. Aveni, Vincent T. Aveni, James C. Miller, Richard A. Golbach, Joseph T. Aveni as Trustee of the Joseph T. Aveni Declaration of Trust dated April 25, 1988, as amended on August 10, 1995, Vincent T. Aveni as Trustee of the Vincent T. Aveni Declaration of Trust dated February 11, 1988, as restated on September 14, 1995, Joseph T. Aveni as Trustee of the Vincent T. Aveni Declaration Trust, dated July 13, 1994, and Vincent T. Aveni as Trustee of the Joseph T. Aveni Declaration Trust, dated July 13, 1994 (incorporated herein by reference to Exhibit 10.27 to Report on Form 10-K of Former Parent filed on March 24, 1998)

               10.1(d) Deed of Warranty & Indemnity, dated February 25, 1998, by and among Former Parent and each of the Shareholders of Richard Ellis Group Limited (incorporated herein by referenced to Exhibit 10.4 of the Form 10)

               10.1(e) Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.2 to the Form S-4)

               10.1(f) Deed of Assumption and Variation, dated September 30, 1998, by and among Former Parent, Certain Covenantors and Insignia/ESG, Inc.

               10.1(g) Deed of Variation, dated as of March 5, 1999, between Insignia Financial Group, Inc. and Alan Charles Froggatt, as agent and attorney for the Covenantors

               10.1(h) Agreement for the Sale and Purchase of Shares in the Capital of St. Quintin Holdings Limited, dated March 5, 1999, by and among the Vendors listed therein and Insignia Financial Group, Inc. (incorporated herein by reference to the Report on Form 8-K of Insignia Financial Group, Inc. filed on March 18, 1998)

               10.2(a) Form of Second Amended and Restated Employment Agreement, dated as of July 31, 1998, by and between Insignia Financial Group, Inc., Insignia/ESG, Inc. and Stephen B. Siegel (incorporated herein by reference to Exhibit 10.6 of the Form 10)

               10.2(b) Form of Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Ronald Uretta (incorporated herein by reference to Exhibit 10.7 of the Form 10)

               10.2(c) Form of Employment Agreement, dated as of June 17, 1996, by and among Former Parent, Insignia Buyer Corporation and Edward S. Gordon (incorporated herein by reference to Exhibit 10.2 to the Report on Form 8-K of Former Parent dated July 12, 1996)

               10.2(d) Amendment No. 1 to Employment Agreement, dated April 1, 1997, by and among Former Parent, Insignia/Edward S. Gordon Co., Inc. and Edward S. Gordon (incorporated herein by reference to Exhibit
                            10.24 to the Report on Form 10-K of Former Parent filed on March 24, 1998)

               10.2(e) Assignment, Assumption, Consent and Release Agreement, dated as of July 1, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Edward S. Gordon (Exhibit A thereto is omitted because it is the same document as Exhibit 10.7 to the Form 10)

               10.2(f) Form of Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Andrew L. Farkas (incorporated herein by reference to Exhibit 10.11 of the Form 10)

               10.2(g) Form of Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Frank M. Garrison (incorporated herein by reference to Exhibit 10.12 of the Form 10)

               10.2(h) Form of Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and James A. Aston (incorporated herein by reference to Exhibit 10.13 of the Form 10)

               10.2(i) Amended and Restated Employment Agreement, dated as of December 23, 1998, by and between Insignia Financial Group, Inc. and Adam B. Gilbert

               10.2(j) Form of Executive Service Agreement, dated February 4, 1998, by and among Richard Ellis Group Limited and Andrew John Mack Huntley.

               10.2(k) Form of Supplemental Service Agreement, dated February 24, 1998, by and among Insignia Financial Group, Inc. and Andrew John Mack Huntley.

               10.2(l) Assigment, Assumption, Consent and Release Agreement, dated July 1, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Andrew Mack Huntley.

               10.3(a) Insignia Financial Group, Inc. 1998 Stock Incentive Plan (incorporated herein by referenced to Exhibit
                            10.14 of the Form 10)

               10.3(b) Insignia Financial Group, Inc. 1998 Supplemental Stock Purchase and Loan Program Under the Insignia Financial Group, Inc. 1998 Stock Incentive Plan (incorporated herein by referenced to Exhibit 10.15 of the Form 10)

               10.3(c) Insignia Financial Group, Inc. Executive Performance Incentive Plan (incorporated herein by referenced to Exhibit 10.16 of the Form 10)

               10.3(d) Insignia Financial Group, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by referenced to Exhibit 10.17 of the Form 10)

               10.3(e) Form of Indemnification Agreement to be entered into separately by and between Insignia Financial Group, Inc. and each of the directors and executive officers listed on the schedule annexed thereto (incorporated herein by referenced to Exhibit 10.18 of the Form 10)

               10.3(f) Insignia Financial Group, Inc. 401(k) Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on September 2,
                            1998)

               10.3(g) Richard Ellis Group Limited 1997 Unapproved Share Option Scheme (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on November 18, 1998)

               10.3(h)      Insignia Financial Group, Inc. 401(k) Restoration
                            Plan

               10.4(a) Technical Services Agreement, dated as of June 29, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Apartment Investment and Management Company (incorporated herein by referenced to Exhibit 10.19 of the Form 10)

               10.4(b) Amendment No. 1 to Technical Services Agreement, dated as of July 28, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Apartment Investment and Management Company (incorporated herein by referenced to Exhibit 10.20 of the Form 10)

               10.5 Credit Agreement, dated as of October 22, 1998, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent

               10.6(a) Warrant Agreement, dated as of September 15, 1998, between Insignia/ESG Holdings and APTS Partners, L.P. (incorporated herein by reference to Exhibit
                            4.1 of the Report on Form 10-Q of Insignia
                            Financial Group, Inc. filed on November 17, 1998)

               10.6(b) Warrant Agreement, dated as of September 15, 1998, between Insignia/ESG Holdings and APTS Partners, L.P. (incorporated herein by reference to Exhibit
                            4.2 of Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

               10.6(c) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.3 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

               10.6(d) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit 4.4 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

               10.6(e) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and Gotham Partners, L.P. (incorporated herein by reference to Exhibit 4.5 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

               10.6(f) Warrant Agreement, dated as of September 30, 1998, between Insignia Financial Group, Inc. and First Union National Bank of Delaware (incorporated herein by reference to Exhibit 4.6 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

               21.1         Subsidiaries of Insignia Financial Group, Inc.

               23.1 Consent of Independent Auditors to Annual Report on Form 10-K for the year ended December 31, 1998.

               27.1 Financial Data Schedule for the year ended December 31, 1998 (for SEC use only)


     (b) Reports on Form 8-K filed in fourth quarter of 1998:

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INSIGNIA FINANCIAL GROUP, INC.

                                          By:  /s/ Andrew L. Farkas
                                             -------------------------------
                                                Andrew L. Farkas
                                                Chairman of the Board and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

By:    /s/ Andrew L. Farkas              By:   /s/ Robin L. Farkas
       ------------------------------          --------------------------------
       Andrew L. Farkas                        Robin L. Farkas
       Chairman of the Board and               Director
       Chief Executive Officer

By:    /s/ Stephen B. Siegel             By:   /s/ Robert G. Koen
       ------------------------------          --------------------------------
       Stephen B. Siegel                       Robert G. Koen
       Director and President                  Director

By:    /s/ James A. Aston                By:   /s/ H. Strauss Zelnick
       ------------------------------          --------------------------------
       James A. Aston                          H. Strauss Zelnick
       Chief Financial Officer                 Director

                                         By:   /s/ Robert J. Denison
                                               --------------------------------
                                               Robert J. Denison
                                               Director

                           ANNUAL REPORT ON FORM 10-K

                     ITEMS 8, 14(a)(1) AND (2), (c) AND (d)

                          LIST OF FINANCIAL STATEMENTS

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1998

                INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

                               NEW YORK, NEW YORK

FORM 10-K - ITEM 14(a)(1) AND (2)

INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

LIST OF FINANCIAL STATEMENTS

The following consolidated and combined financial statements of Insignia Financial Group, Inc. and subsidiaries are included in Item 8:

     INSIGNIA FINANCIAL GROUP, INC. AND SUBSIDIARIES

          Consolidated and combined balance sheets - December 31, 1998 and 1997

          Consolidated and combined statements of operations - Years ended December 31, 1998, 1997 and 1996

          Consolidated and combined statements of stockholders' equity - Years ended December 31, 1998, 1997 and 1996

          Consolidated and combined statements of cash flows - Years ended December 31, 1998, 1997 and 1996

          Notes to consolidated and combined financial statements

ALL OTHER FINANCIAL STATEMENTS AND SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND THEREFORE HAVE BEEN OMITTED.

               Report of Ernst & Young LLP, Independent Auditors

Board of Directors
Insignia Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Insignia Financial Group, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year ended December 31, 1998, and the combined balance sheet as of December 31, 1997, and the combined statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997 of the Insignia Financial Group, Inc. entities spun-off into Insignia/ESG Holdings, Inc. (see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insignia Financial Group, Inc. and subsidiaries at December 31, 1998, and results of their operations and their cash flows for the year ended December 31, 1998, and the combined financial position of the Insignia Financial Group, Inc. entities spun-off into Insignia/ESG Holdings, Inc. at December 31, 1997, and the combined results of their operations, and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                              ERNST & YOUNG LLP

Greenville, South Carolina
March 5, 1999

                         Insignia Financial Group, Inc.

                    Consolidated and Combined Balance Sheets

                                                                                              DECEMBER 31
                                                                                         1998            1997
                                                                                    --------------------------------
                                                                                            (In thousands)
ASSETS
Cash and cash equivalents                                                               $  53,489     $    5,514
Receivables, net of allowance of $3,783 (1998) and $1,177 (1997)                          153,807         89,662
Mortgage loans held for sale                                                               18,409         11,991
Restricted cash                                                                            10,468          3,736
Property and equipment                                                                     27,897         11,235
Real estate interests                                                                      58,196         19,454
Property management contracts                                                              38,033         48,614
Costs in excess of net assets of acquired businesses                                      213,829        138,019
Deferred taxes                                                                              9,703          3,451
Other assets                                                                               11,658          6,269
                                                                                    --------------------------------
Total assets                                                                             $595,489       $337,945
                                                                                    ================================

LIABILITIES, STOCKHOLDERS' EQUITY AND INVESTMENT AND NET ADVANCES FROM
   FORMER PARENT

Liabilities:
   Accounts payable                                                                     $  14,367     $    9,673
   Commissions payable                                                                     56,391         51,285
   Accrued incentives                                                                      32,662         15,706
   Accrued and sundry liabilities                                                          47,737         23,211
   Deferred taxes                                                                          16,651          9,267
   Mortgage warehouse line of credit                                                       17,915         12,495
   Notes payable                                                                           17,867          7,474
   Non-recourse mortgage note payable                                                       8,656              -
                                                                                    --------------------------------
                                                                                          212,246        129,111

Minority interests                                                                              -            390

Stockholders' Equity and Investment and Net Advances from Former Parent:
   Common Stock, par value $.01 per share - authorized 80,000,000 shares,
     21,423,646 issued and outstanding shares (1998), including 139,200
     shares held in treasury                                                                  214              -
   Additional paid-in-capital                                                             383,075              -
   Retained earnings                                                                        1,656              -
   Other comprehensive income                                                                 141              -
   Notes receivable for Common Stock                                                       (1,843)             -
   Investment and net advances from Former Parent                                               -        208,444
                                                                                    --------------------------------
Total stockholders' equity and investment and net advances from Former Parent             383,243        208,444
                                                                                    --------------------------------
Total liabilities, stockholders' equity and investment and net advances from
   Former Parent                                                                         $595,489       $337,945
                                                                                    ================================

See accompanying notes.

                         Insignia Financial Group, Inc.

               Consolidated and Combined Statements of Operations

                                                                                 YEAR ENDED DECEMBER 31
                                                                          1998           1997            1996
                                                                     -----------------------------------------------
                                                                                     (In thousands)
Revenues:
   Real estate services                                                    $507,351       $295,258       $122,005
   Interest                                                                   3,196            457              -
   Other                                                                        233             38              -
                                                                     -----------------------------------------------
                                                                            510,780        295,753        122,005
Costs and expenses:
   Real estate services                                                     451,774        251,855        103,942
   Administrative                                                             7,232          6,770          3,502
   Interest                                                                   1,378            318             18
   Depreciation                                                               3,090          1,429            661
   Amortization of intangibles                                               19,453         13,815          8,536
   Provision for loss on subsidiary                                           2,300              -              -
                                                                     -----------------------------------------------
                                                                            485,227        274,187        116,659
                                                                     -----------------------------------------------
                                                                             25,553         21,566          5,346

Equity (losses) earnings  in real estate ventures                            (1,896)           151            273
Minority interests                                                              371             41              -
                                                                     -----------------------------------------------
Income before income taxes                                                   24,028         21,758          5,619
Provision for income taxes                                                   12,975          8,703          2,135
                                                                     ===============================================
Net income                                                                $  11,053      $  13,055     $    3,484
                                                                     ===============================================

Pro-forma per share amounts:
   Net income - basic                                                          $.52           N/A            N/A
   Net income - assuming dilution                                              $.50           N/A            N/A

Weighted average shares and assumed conversions                              21,993           N/A            N/A

See accompanying notes.

                         Insignia Financial Group, Inc.

          Consolidated and Combined Statements of Stockholders' Equity

                                   INVESTMENT AND                                          NOTES
                                    NET ADVANCES               ADDITIONAL                RECEIVABLE       OTHER
                                        FROM        COMMON       PAID-IN     RETAINED    FOR COMMON   COMPREHENSIVE
                                   FORMER PARENT     STOCK       CAPITAL     EARNINGS       STOCK        INCOME         TOTAL
                                   -----------------------------------------------------------------------------------------------
                                                                           (In thousands)
Balances at December 31, 1995         $   39,948       $  -      $      -      $    -       $    -      $      -       $ 39,948
   Net income                              3,484          -             -           -            -             -          3,484
   Equity assumed in acquisitions         24,450          -             -           -            -             -         24,450
   Net transactions with Former           69,895          -             -           -            -             -         69,895
   Parent
                                   -----------------------------------------------------------------------------------------------
Balances at December 31, 1996            137,777          -             -           -            -             -        137,777
   Net income                             13,055          -             -           -            -             -         13,055
   Equity assumed in acquisitions              -          -             -           -            -             -              -
   Net transactions with Former           57,612          -             -           -            -             -         57,612
   Parent
                                   -----------------------------------------------------------------------------------------------
Balances at December 31, 1997            208,444          -             -           -            -             -        208,444
   Net transactions with Former          165,137          -             -           -            -             -        165,137
     Parent
   Net income (from January 1,
     1998 through September 30,            9,397          -             -           -            -             -          9,397
     1998)
   Distribution of common stock in
     connection  with Spin-Off          (382,978)       214       382,764           -            -             -              -
   Exercise of stock options -
     18,917                                    -          -           150           -            -             -            150
     shares of common stock issued
   Notes receivable from employees
     for shares of common stock                -          1         1,842           -       (1,843)            -              -
   Purchase of treasury shares                 -         (1)       (1,852)          -            -             -         (1,853)
   Restricted stock awards                     -          -           171           -            -             -            171
   Net income (from October 1,
     1998 through December 31,                 -          -             -       1,656            -             -          1,656
     1998)
   Foreign currency translation                -          -             -           -            -           141            141
                                                                                                                    --------------
   Comprehensive income                        -          -             -           -            -             -          1,797
                                   -----------------------------------------------------------------------------------------------
Balances at December 31, 1998         $        -       $214      $383,075      $1,656       $(1,843)    $    141       $383,243
                                   ===============================================================================================



See accompanying notes.

                         Insignia Financial Group, Inc.

               Consolidated and Combined Statements of Cash Flows

                                                                             YEAR ENDED DECEMBER 31
                                                                     1998             1997              1996
                                                              ------------------------------------------------------
                                                                                 (In thousands)
OPERATING ACTIVITIES
Net income                                                         $  11,053          $ 13,055        $   3,484
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                    22,543            15,490            9,326
     Equity losses (earnings)                                          1,896              (151)            (273)
     Minority interests                                                 (371)              (41)               -
     Deferred income taxes                                             3,966             3,415              506
     Provision for loss on subsidiary                                  2,300                 -                -
     Changes in operating assets and liabilities:
       Receivables                                                   (36,852)          (49,074)         (28,721)
       Other assets                                                      644              (667)            (542)
       Accounts payable and accrued expenses                          25,509            16,794            9,289
       Commissions payable                                             5,169            32,549           18,134
                                                              ------------------------------------------------------
Net cash provided by operating activities                             35,857            31,370           11,203

INVESTING ACTIVITIES
Additions to property and equipment, net                             (18,167)           (5,882)          (4,806)
Payments made for acquisition of businesses,
   net of acquired cash                                              (65,357)          (62,672)         (73,879)
Net increase in mortgage loans held for sale                          (6,418)           (3,577)               -
Investment in real estate                                            (40,563)          (17,014)          (3,584)
Distributions from real estate investments                             9,097             5,214            1,179
Net increase in restricted cash                                       (6,732)           (3,736)               -
                                                              ------------------------------------------------------
Net cash used in investing activities                               (128,140)          (87,667)         (81,090)

FINANCING ACTIVITIES
Proceeds from exercise of stock options                                  150                 -                -
Purchase of treasury stock                                            (1,853)                -                -
Payments on notes payable                                             (6,129)           (2,985)               -
Proceeds from notes payable                                           11,369             7,140                -
Debt issuance costs                                                   (1,262)                -                -
Net transactions with Former Parent                                  137,919            57,612           69,895
                                                              ------------------------------------------------------
Net cash provided by financing activities                            140,194            61,767           69,895
Effect of exchange rate changes in cash                                   64                 -                -
                                                              ------------------------------------------------------
Net increase in cash and cash equivalents                             47,975             5,470                8
Cash and cash equivalents at beginning of year                         5,514                44               36
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                           $  53,489         $   5,514      $        44
                                                              ======================================================

See accompanying notes.

                         Insignia Financial Group, Inc.

            Notes to Consolidated and Combined Financial Statements

                               December 31, 1998

1. BUSINESS AND BASIS OF PRESENTATION

Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation, comprises a fully integrated real estate services company with operations throughout the United States, the United Kingdom, Italy and Germany. Insignia provides property management, leasing, tenant representation, investment sales, asset management, investor services, consulting, brokerage, development and investment banking services to owners and users of real estate. In addition, Insignia owns real estate, primarily through co-investments with institutional partners, and property held for development. Insignia consists of Insignia/ESG, Inc. ("Insignia/ESG"), Insignia's commercial real estate services unit, which includes Richard Ellis Group Limited ("REGL") in the United Kingdom, Insignia RE GmbH in Germany, and the 60% owned Insignia/CAGISA in Italy; Insignia Residential Group, Inc., a New York based cooperative and condominium management company; and Realty One, Inc. ("Realty One"), a full service residential real estate brokerage and mortgage banking firm headquartered in Cleveland, Ohio (collectively, the "Insignia Businesses").

On March 17, 1998, Insignia Financial Group, Inc., the former parent of the registrant ("Former Parent"), entered into an Agreement and Plan of Merger (as subsequently amended and restated as of May 26, 1998, the "Merger Agreement") with Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), and AIMCO Properties, L.P., a Delaware limited partnership, pursuant to which Former Parent was merged into AIMCO, with AIMCO as the survivor (the "Merger"). The Merger was consummated on October 1, 1998.

On September 21, 1998, Former Parent completed the spin-off of the Insignia Businesses through a pro rata distribution (the "Spin-Off" or "Distribution") to its stockholders of all of the outstanding Common Stock, par value $.01 per share ("Insignia Common Stock"), of the registrant, then named Insignia/ESG Holdings, Inc.

Former Parent effected the Distribution on the Insignia Businesses by distributing to each record holder of Former Parent common stock as of the September 15, 1998 (the "Distribution Record Date") certificates representing that number of whole shares of Insignia Common Stock equal to two-thirds of the number of shares of Former Parent common stock held by such holder.

                         Insignia Financial Group, Inc.

1. BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Insignia assumed Former Parent's corporate name, Insignia Financial Group, Inc., on October 30, 1998. Insignia had conducted business under the corporate name Insignia/ESG Holdings, Inc. following approval of the Distribution by the stockholders of Former Parent on September 14, 1998. In addition, Insignia reclaimed Former Parent's original New York Stock Exchange trading symbol, "IFS", and trading of Insignia Common Stock under this symbol commenced on November 2, 1998.

Most of Former Parent's existing liabilities, other than those directly relating to the Insignia Businesses, remained with Former Parent post-Distribution and were assumed by AIMCO upon consummation of the Merger.

In connection with the Merger, Former Parent was obligated to contribute $23.5 million to Insignia. This contribution, which represented funding for liabilities of Insignia arising from the Merger and the payment for warrants, was collected on the date of the Merger. Liabilities totaling approximately $15.5 million were assumed from Former Parent at the time of the Distribution.

These financial statements present the consolidated balance sheet of Insignia as of December 31, 1998, and the related consolidated statements of operations and cash flows for the year ended December 31, 1998 (which include the combined results of the entities prior to Spin-Off), and the combined balance sheet at December 31, 1997, and the combined results of the operations and cash flows for each of the two years in the period ended December 31, 1997 of the Former Parent entities spun-off into the Insignia Businesses. Insignia's historical cost basis in the assets and liabilities of the Insignia Businesses have been reflected in these financial statements. The financial information in these financial statements is not necessarily indicative of results that would have occurred had the Insignia Businesses operated as a stand-alone entity separate from Former Parent during the periods presented or for the future results of Insignia.

                         Insignia Financial Group, Inc.

1. BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

The Company utilized Former Parent's centralized systems for cash management, payroll, employee benefit plans, insurance and various administrative services. As a result, substantially all cash received by the Insignia Businesses was deposited in and commingled with Former Parent's general corporate funds. Similarly, real estate services and administrative expenses, capital expenditures and other cash requirements of the Insignia Businesses were paid by Former Parent and charged directly or allocated to the Insignia Businesses. The real estate services and administrative expenses, which included, among other things, investment banking, information technology, legal, finance, accounting, and facilities, were allocated to the Insignia Businesses. These allocations approximated $5,543,000 for the nine month period prior to Spin-Off
(1998), $6,770,000 (1997) and $3,502,000 (1996). The allocations were based upon analysis of the operations of Former Parent using various methods, including acquisition activities, employee headcount, estimated personnel and estimated management time devoted to the operations of the Insignia Businesses. Certain assets and liabilities related to the operations of Insignia were managed and controlled by Former Parent on a centralized basis. Such assets and liabilities have been allocated to the Company based on the use of, or interest in, those assets and liabilities. In the opinion of management, the methods for allocating expenses, assets and liabilities are believed to be reasonable and would not differ materially from the overhead expenses to be incurred by Insignia on a stand-alone basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND COMBINATION

The financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned or majority owned and the Insignia Businesses as defined in Note 1. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform with the 1998 presentation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         Insignia Financial Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The amount of cash on deposit in federally insured institutions generally exceeds the limit on insured deposits. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

At December 31, 1998, restricted cash consisted of approximately $1.4 million pledged to secure notes payable of REGL, approximately $2.9 million in cash pledged to secure deferred notes in connection with the REGL acquisition, approximately $2.9 million reserved for contingent payments related to other businesses and approximately $3.3 million segregated for the benefit of property management customers of CAGISA. At December 31, 1997, restricted cash of approximately $3.7 million was segregated for the benefit of property management customers of CAGISA.

REAL ESTATE INTERESTS

Real estate interests represents co-investment partnership interests in commercial real estate and land held for development. These investments are accounted for by the equity method.

The Company follows Statement of Financial Accounting Standards ("SFAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Impairment losses are measured for assets held for sale by comparing the fair value of assets (less costs to dispose) to their respective carrying amounts.

MINORITY INTEREST

Minority interests in consolidated subsidiaries consists of the 40% minority equity of CAGISA.

                         Insignia Financial Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred approximately $12,800,000, $2,800,000 and $1,007,000 in advertising costs during 1998, 1997 and 1996, respectively. Advertising expense for 1998 includes approximately $8.0 million related to Realty One and REGL which were acquired in October 1997 and February 1998, respectively.

INTEREST EXPENSE

The interest expense reflected in the statements of operations is based upon the historical debt of the Insignia Businesses. The financial statements do not include interest expense related to Former Parent's indebtedness prior to Spin-Off.

PROPERTY MANAGEMENT CONTRACTS AND COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES

Property management contracts are stated at cost, less accumulated amortization of $30,068,000 (1998) and $13,713,000 (1997). The Company capitalizes costs paid or payable to third parties in the successful pursuit of acquiring management contracts. These contracts are amortized using the straight-line method over 3 to 10 years.

Costs in excess of net assets of acquired businesses are amortized by the straight-line method primarily over 5 to 25 years. Accumulated amortization is $16,526,000 (1998) and $6,085,000 (1997).

Property management contracts and costs in excess of net assets of acquired businesses are reviewed when indicators of impairment are present, using an undiscounted cash flow methodology.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets (3 to 15 years).

                         Insignia Financial Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENT AND NET ADVANCES FROM FORMER PARENT

Investment and net advances from Former Parent represents transactions between the Former Parent and Insignia as a centralized cash management system was used by Former Parent. The Company's average investment and net advances was approximately $295,711,000 for the period January 1, 1998 to September 30, 1998 and approximately $146,210,000 and approximately $99,032,000 for the years ended December 31, 1997 and 1996, respectively. Investment and net advances had no due date and did not require an interest expense charge.

REVENUE RECOGNITION

Real estate services includes property management, commercial leasing, loan origination, tenant representation and commission revenue related to real estate sales. Such revenues are recorded when the related services are performed, unless significant contingencies exist, or at closing in the case of real estate sales.

FOREIGN CURRENCY TRANSLATION

The financial statements of foreign operations were prepared in their respective local currency and translated into U.S. dollars based on the current exchange rate at the end of the period for the balance sheet and the weighted-average rate for the period on the statement of operations. The 1998 financial statements for REGL were translated using the following exchange rates: $1.6587 for the balance sheet and $1.6641 for the statement of operations. Translation adjustments for operations in Germany and Italy are immaterial. Translation adjustments have been reflected in other comprehensive income.

COMPREHENSIVE INCOME

The Company adopted SFAS 130, Reporting Comprehensive Income. SFAS 130 requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balances of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the consolidated balance sheet.

                         Insignia Financial Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for years beginning after December 15, 1997. SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

INCOME TAXES

The Company provides for income taxes under the provisions of SFAS 109, Accounting for Income Taxes. SFAS 109 requires an asset and liability based approach in accounting for income taxes.

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against assets which are not likely to be realized. Federal income taxes are not provided on the unremitted earnings of foreign subsidiaries because it has been the practice and is the intention of the Company to continue to reinvest those earnings in the business outside the United States.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. Management has not completed its review of SFAS 133, but does not anticipate that its adoption will have a material effect.

                         Insignia Financial Group, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. At December 31, 1998, Insignia had no amounts capitalized that would be affected by the requirements of SOP 98-5.

In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Under SOP 98-1 qualifying computer software costs are required to be capitalized and amortized to income over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company does not expect SOP 98-1 to have a material effect.

3. ASSET IMPAIRMENT

A one-time impairment charge of $2.3 million was recorded in 1998 as a write-down of the Company's 60% investment in Insignia/CAGISA (principally costs in excess of net assets of acquired businesses) to estimated disposition value. This decision was made in light of the Company's sale of the majority of its U.S. residential apartment management business to AIMCO in 1998. The Company completed the disposition of its interest in Insignia/CAGISA in March 1999. The Company is establishing its commercial real estate services operations in Italy through a company in formation to be known as Insignia
RE SpA.

                         Insignia Financial Group, Inc.

4. PRO-FORMA EARNINGS PER SHARE

SFAS 128, Earnings Per Share, replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share.

The pro-forma earnings per share information for 1998 is presented assuming the Spin-Off occurred at the beginning of the year. Earnings per share information is not presented for 1997 and 1996 because the Company was not a separate publicly traded entity for those periods.

                                                                1998
                                                          ----------------
                                                           (In thousands,
                                                          except per share
                                                              amounts)
NUMERATOR
Numerator for basic and diluted earnings per share -
   net income available to common stockholders                 $11,053
                                                          ================
DENOMINATOR
Denominator for basic earnings per share - weighted
   average shares                                               21,063
Effect of dilutive securities:
   Stock options                                                   465
   Warrants                                                        351
   Restricted stock                                                114
                                                          ================
Dilutive securities                                                930
                                                          ================
Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions              21,993
                                                          ================
Pro-forma per share amounts:
   Net income - basic                                             $.52
                                                          ================
   Net income - assuming dilution                                 $.50
                                                          ================

                         Insignia Financial Group, Inc.

5. ACQUISITIONS

Significant acquisitions during the last three years are discussed below. These acquisitions were completed by Former Parent and contributed to Insignia. All acquisitions were accounted for as purchases.

1998 ACQUISITIONS

GOLDIE B. WOLFE & COMPANY

On January 20, 1998, 100% of the stock of Goldie B. Wolfe & Company ("Goldie Wolfe") was acquired. Goldie Wolfe is a commercial real estate services firm located in Chicago, Illinois. The purchase price was approximately $5.3 million, all of which was paid in cash.

RICHARD ELLIS GROUP LIMITED

In February 1998, 100% of the stock of REGL was acquired. The purchase price was approximately $68.2 million. Additional purchase consideration of up to approximately $12 million (exclusive of approximately $3.3 million that is to be paid in April 1999) is contingent on future performance measures of REGL. The acquisition was funded by Former Parent from borrowings on its revolving credit facility, and the issuance of 617,371 shares of Former Parent common stock and the assumption of options enabling REGL employees to purchase 853,741 shares of Former Parent common stock (which options were assumed by Insignia in the Spin-Off for options to purchase up to 1,289,329 shares of Insignia Common Stock).

HOTEL PARTNERS

On May 11, 1998, Hotel Partners was acquired. Hotel Partners is a Chicago-based international brokerage firm focused exclusively on the hospitality segment of the real estate industry. The total purchase consideration paid for Hotel Partners was approximately $7.0 million which was paid in cash at closing. Additional payments of up to $29.1 million, over a five year period, are contingent on the future performance of Hotel Partners.

                         Insignia Financial Group, Inc.

5. ACQUISITIONS (CONTINUED)

JACKSON CROSS COMPANY

On June 15, 1998, Jackson Cross Company ("Jackson Cross"), a prominent commercial real estate service firm with operations primarily in the Philadelphia area, was acquired. The total purchase consideration paid for Jackson Cross was approximately $9.1 million, consisting of $8.6 million paid in cash at closing and $500,000 in guaranteed deferred payments. Additional payments of up to $5.4 million are contingent on the future performance of Jackson Cross.

1997 ACQUISITIONS

FRAIN, CAMINS & SWARTCHILD, INC.

On April 1, 1997, Frain, Camins & Swartchild, Inc. ("FC&S") was acquired. FC&S is a full service commercial, retail and industrial real estate brokerage firm located in Chicago, Illinois. The purchase price was approximately $4.4 million, and in addition, up to $4.5 million in contingent payments may be paid based on certain future performance measures.

REALTY ONE, INC.

Effective October 1, 1997, the outstanding stock of Realty One, Inc. and affiliated companies, including First Ohio Mortgage Corporation were acquired. Realty One is a full service residential real estate brokerage firm headquartered in Cleveland, Ohio and serving primarily the northern region of Ohio. First Ohio Mortgage Corporation originates single family home mortgages for both Realty One clients and third parties. The total purchase consideration was approximately $40 million.

                         Insignia Financial Group, Inc.

5. ACQUISITIONS (CONTINUED)

BARNES, MORRIS, PARDOE & FOSTER

On October 30, 1997, substantially all of the assets of Barnes, Morris, Pardoe & Foster ("Barnes Morris"), a commercial real estate services firm located in the greater Washington, D.C. area were acquired. The purchase price was approximately $17.0 million.

1996 ACQUISITIONS

EDWARD S. GORDON COMPANY, INCORPORATED

On June 30, 1996, the business and substantially all of the assets of Edward S. Gordon Company, Incorporated ("ESG") were acquired. ESG's services include commercial real estate leasing, including tenant and landlord representation, real estate consulting services and commercial real estate brokerage as well as commercial property management in the New York City metropolitan area. The total purchase consideration was approximately $80.2 million.

PARAGON GROUP PROPERTY SERVICES, INC.

On June 30, 1996, the commercial real estate services business of Paragon Group Property Services, Inc. ("Paragon") was acquired. Paragon's services include property management, leasing and tenant improvement services for managed properties as well as brokerage, fee development and real estate consulting services performed for various institutional clients. The purchase price was $18.1 million in cash, plus an additional $4 million in future contingent purchase price.

                         Insignia Financial Group, Inc.

5. ACQUISITIONS (CONTINUED)

OTHER INFORMATION (UNAUDITED)

Pro forma unaudited results of operations for the years ended December 31, 1998, 1997 and 1996 assuming consummation of the Goldie Wolfe, REGL, Hotel Partners, and Jackson Cross acquisitions at January 1, 1998 and 1997, assuming consummation of the FC&S, Realty One, and Barnes Morris acquisitions at January 1, 1997 and 1996, and assuming consummation of the ESG and Paragon acquisitions at January 1, 1996, is as follows:

                                          1998          1997           1996
                                      ----------------------------------------
                                                     (In thousands)

Revenues                               $534,285       $493,514       $314,915
Net income                               11,507         16,256         10,841
Pro forma per share data:
   Net income - assuming dilution          0.52            N/A            N/A

These acquisitions were funded utilizing the working capital of Former Parent and no debt or interest was allocated to the Company.

These results do not purport to represent the operations of the Company nor are they necessarily indicative of the results that actually would have been realized by the Company if the purchase of these operating entities had been in effect the entire period.

The consideration for the Goldie Wolfe, REGL, Hotel Partners and Jackson Cross
(1998), FC&S, Realty One, and Barnes Morris (1997) and ESG and Paragon (1996) acquisitions are summarized as follows:

                                    1998           1997            1996
                               ---------------------------------------------
                                             (In thousands)

Notes payable                      $  2,405        $16,735       $      -
Common stock                         22,865          4,200         24,450
Accrued and sundry liabilities       36,428         14,453          1,805
Deferred tax liability, net               -              -          1,150
Cash paid at the closing dates       54,928         50,474         73,879
                               ---------------------------------------------
                                   $116,626        $85,862       $101,284
                               =============================================

                         Insignia Financial Group, Inc.

5. ACQUISITIONS (CONTINUED)

The consideration was allocated as follows:

                                               1998        1997        1996
                                           ----------------------------------
                                                      (In thousands)

Cash acquired                                $  6,624     $ 1,383   $      -
Receivables                                    12,181       2,623      5,000
Mortgage loans held for sale                        -       8,414          -
Property and equipment                          1,810       2,123          -
Property management contracts                     175       6,343     19,759
Non-compete agreements                            238           -      1,700
Costs in excess of net assets of acquired
   businesses                                  89,389      62,415     74,232
Other assets                                    6,209       2,529        593
Real estate interests                               -          32          -
                                           ----------------------------------
                                             $116,626     $85,862   $101,284
                                           ==================================

6. RECEIVABLES

                                                              DECEMBER 31
                                                           1998       1997
                                                       ----------------------
                                                            (In thousands)

Accounts receivable                                     $  8,565     $ 6,177
Commissions receivable                                   125,652      79,243
Receivable from AIMCO for income tax refund                9,500           -
Other                                                      3,200           -
Notes receivable:
   Brokerage employees                                     3,119       1,894
   Chairman, executive officers, and other employees
     with interest ranging from 6.7% to 8.4%               1,244         492
   Co-investment affiliate with interest at 24%            2,069       1,856
   Other                                                     458           -
                                                       ----------------------
Total notes receivable                                     6,890       4,242
                                                       ----------------------
                                                        $153,807     $89,662
                                                       ======================

                         Insignia Financial Group, Inc.

6. RECEIVABLES (CONTINUED)

Accounts receivable consist primarily of property management fees and cost reimbursements. Commissions receivable consist primarily of brokerage and leasing commissions from users of the Company's real estate services. The receivable from AIMCO represents the estimated income tax refund of Former Parent for the period prior to the Merger. The receivables are not collateralized, but credit losses have been insignificant and within management's estimate. Long-term commissions receivable have been discounted to their present value.

Principal collections on notes and commissions receivable are scheduled as follows:

                                          NOTES         COMMISSIONS
                                       RECEIVABLE        RECEIVABLE
                                    ------------------------------------
                                              (In thousands)

    1999                                    $6,113          $119,031
    2000                                       333             5,179
    2001                                       333             1,136
    2002                                       111                98
    2003                                         -                80
Later years                                      -               128
                                    ------------------------------------
                                            $6,890          $125,652
                                    ====================================

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                 DECEMBER 31
                                           1998              1997
                                     ------------------------------------
                                               (In thousands)

Data processing equipment                   $11,496          $ 6,563
Computer software                             2,560            1,293
Furniture and fixtures                        8,668            3,155
Leasehold improvements                        6,332            1,981
Other equipment                               5,475            1,787
                                     ------------------------------------
                                             34,531           14,779
Less: Accumulated depreciation               (6,634)          (3,544)
                                     ====================================
                                            $27,897          $11,235
                                     ====================================

                         Insignia Financial Group, Inc.

8. REAL ESTATE INTERESTS

The Company has invested in 17 co-investment partnerships which own real estate consisting primarily of apartment and commercial property throughout the United States. The Company's limited partner interests and ownership percentages of such limited partnerships ranged from 6% to 35% as of December 31, 1998. These partnerships own 29 properties comprising approximately 3,300 apartment units and 5.7 million square feet of commercial space.

During 1998, the Company, through its ICIG Brookhaven LLC subsidiary, acquired a 100% interest in Brookhaven Village, a commercial retail property located in Norman, Oklahoma, for approximately $9 million. Brookhaven Village is consolidated in the Company's financial statements at December 31, 1998. The results of operations for Brookhaven Village were not material.

In addition, at December 31, 1998 and 1997, the Company had acquired four and two properties for development at a cost of approximately $28.8 million and $6.1 million, respectively. Interest capitalized in connection with the development properties was approximately $1.3 million for 1998. No amounts were capitalized in 1997.

Summarized financial information of the unconsolidated partnerships is as follows:

                                                            DECEMBER 31
                                                        1998          1997
                                                   ----------------------------
                                                        (In thousands)
CONDENSED STATEMENTS OF EARNINGS INFORMATION

Revenues                                           $    91,968    $   27,267

Property operating expenses                             45,691        11,946
Depreciation and amortization                           17,767         3,231
Interest                                                32,188         8,522
Administrative                                           1,169         1,411
                                                   ----------------------------
Total operating expenses                                96,815        25,110
                                                   ----------------------------
(Loss) income before gains on sale of property          (4,847)        2,157
Gains on sale of property                                3,691             -
                                                   ----------------------------
Net (loss) income                                  $    (1,156)   $    2,157
                                                   ============================

                         Insignia Financial Group, Inc.

8. REAL ESTATE INTERESTS (CONTINUED)

                                                            DECEMBER 31
                                                       1998          1997
                                                  ----------------------------
                                                       (In thousands)
CONDENSED BALANCE SHEET INFORMATION

Cash and investments                                 $ 17,265      $ 13,578
Receivables and deposits                               17,817        14,605
Other assets                                           13,166         9,705
Real estate                                           619,867       376,048
Less accumulated depreciation                         (14,361)       (3,843)
                                                  ----------------------------
Net real estate                                       605,506       372,205
                                                  ----------------------------
Total assets                                         $653,754      $410,093
                                                  ============================

Mortgage notes payable                               $469,625      $329,057
Other liabilities                                      16,599        14,028
                                                  ----------------------------
Total liabilities                                     486,224       343,085
Partners' capital                                     167,530        67,008
                                                  ----------------------------
Total liabilities and partners' capital              $653,754      $410,093
                                                  ============================

9. ACCRUED AND SUNDRY LIABILITIES

                                                            DECEMBER 31
                                                        1998          1997
                                                  ----------------------------
                                                       (In thousands)

Employee compensation and benefits                    $13,643       $ 6,726
Lease and annuity liabilities                           8,755             -
Amounts payable in connection with acquisitions         5,803        10,836
Deferred compensation                                   6,871           994
Settlement obligation to AIMCO                          1,873             -
Deferred revenue                                        2,416           772
Other                                                   8,376         3,883
                                                  ----------------------------
                                                      $47,737       $23,211
                                                  ============================

                         Insignia Financial Group, Inc.

10. NOTES PAYABLE AND OTHER LONG-TERM DEBT

Notes payable consist of the following:

                                                                                            DECEMBER 31
                                                                                      1998              1997
                                                                                ------------------------------------
                                                                                          (In thousands)
Realty One $5.5 million revolving credit agreement with a bank, collateralized by property and receivables, with a maturity date
   of September 30, 2000.  The interest rate was 6.3% and 6.4%
   at December 31, 1998 and 1997, respectively.                                         $ 5,500          $3,500
Realty One $4.5 million term loan with a bank, expiring on June 1, 2001, collateralized by property and receivables, payable in monthly installments of $75,000 with interest at

   6.4% at December 31, 1997.                                                                 -           2,625
Realty One has a $3 million revolving line, collateralized by accounts receivable and due on demand.  The interest rate was 7.75% and 8.2% at
   December 31, 1998 and 1997, respectively.                                              1,446           1,349
REGL $4.3 million term loan with a bank, collateralized
   by pledged funds held in escrow, with interest at 5%, and a maturity date of

   July 2000.                                                                             2,239               -
REGL $3 million unsecured revolving line, with interest
   at 6.5% and due on demand.                                                             2,964               -
REGL $5.9 million unsecured revolving credit agreement with interest at 7.75%
   and due on demand.                                                                     2,417               -
Notes payable bearing simple interest of 3% per annum with interest paid semi-annually.  The notes are collateralized by pledged funds held in escrow

   and mature in April 2003.                                                              2,646               -
CAGISA facilities with a bank.                                                              655               -

                                                                                ====================================
                                                                                        $17,867          $7,474
                                                                                ====================================

Realty One's net book value of property, plant and equipment was approximately $4.5 million and $2.3 million and receivables were approximately $2.6 million and $3.1 million at December 31, 1998 and 1997, respectively.

                         Insignia Financial Group, Inc.

10.      NOTES PAYABLE AND OTHER LONG-TERM DEBT (CONTINUED)

Scheduled principal maturities on notes payable after December 31, 1998 are as follows (in thousands):

    1999                                            $10,128
    2000                                              7,739
                                                 --------------
                                                    $17,867
                                                 ==============

Certain note agreements contain various restrictive covenants requiring, among other things, minimum consolidated net worth, minimum liquidity, and various other financial ratios. Realty One, First Ohio Mortgage Company and REGL are in compliance with these restrictive covenants.

The Company paid interest of approximately $1,601,000 and $309,000 in 1998 and 1997, respectively.

CREDIT AGREEMENT

On October 22, 1998, the Company closed on a three year revolving credit facility in the amount of $185 million. The credit agreement was arranged by First Union National Bank and Lehman Brothers and involves a syndicate of nine national and international financial institutions. At December 31, 1998, no borrowings had been made on this facility; however, the Company had an outstanding letter of credit against the facility in the amount of $1.5 million.

MORTGAGE WAREHOUSE LINE OF CREDIT

Realty One's affiliate First Ohio Mortgage Corporation maintains a $25,000,000 line of credit. The line of credit is collateralized by substantially all the assets of First Ohio Mortgage Company and a $10,000,000 guarantee by Insignia. At December 31, 1998 and 1997, First Ohio Mortgage Corporation had total assets of approximately $23.0 million and $15.5 million. Advances on the line of credit can only be drawn with evidence of a committed residential mortgage and each advance is limited to the committed sales price of the related mortgage loan. Repayment of each advance is to be made within 14 business days of the funding. The line of credit cannot be used to fund any single residential mortgage in excess of $400,000. The interest rate on all advances under the line of credit is at a rate per annum equal to the prime rate minus .50% (7.25% at December 31, 1998).

                         Insignia Financial Group, Inc.

10. NOTES PAYABLE AND OTHER LONG-TERM DEBT (CONTINUED)

NON-RECOURSE MORTGAGE NOTE PAYABLE

The non-recourse mortgage note payable of approximately $8,656,000 represents a first mortgage encumbering Brookhaven Village, which had a carrying amount of approximately $9.1 million at December 31, 1998. The note includes a participation feature whereby the lender is entitled to 35% of the net cash flow, net refinancing proceeds or net sales proceeds after the Company has achieved a 10% annual return on equity. The present value of amounts due the lender under this arrangement were not material. The note bears interest at 3.25% in excess of the GECC Composite Commercial Paper Rate (8.7% at December 31, 1998). The note matures on December 7, 2002 with principal payable in full on such date.

11. COMPENSATION PLANS

The Company's 1998 Stock Incentive Plan (the "1998 Plan") has authorized the grant of options to management personnel for up to 3,500,000 shares of Insignia Common Stock. The term of each option will be determined by the Company's Board of Directors but will not be more than ten years from the date of grant. The 1998 Plan may be terminated by the Board of Directors at any time. Options granted typically have five year terms and vest annually over a five-year period. Options are granted at prices not less than 100% of the fair market value of Insignia Common Stock at the date of grant. At the Spin-Off date, the Company assumed, under this plan, approximately 1,787,000 options issued by Former Parent to employees of the Insignia Businesses. Subsequent to the Spin-Off, the Company granted approximately 1,078,000 options to purchase Insignia Common Stock under the 1998 Plan. As a result, the Company has granted a total of approximately 2,865,000 under the 1998 Plan.

                         Insignia Financial Group, Inc.

11. COMPENSATION PLANS (CONTINUED)

The Company assumed 1,482,879 options under Non-Qualified Stock Option Agreements in connection with the acquisition of Edward S. Gordon Company Incorporated and Edward S. Gordon Company of New Jersey, Inc. The options had 5 year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 1998 approximately 135,000 options are outstanding.

The Company assumed 1,289,329 options under Non-Qualified Stock Option Agreements in connection with the acquisition of REGL. The options had 5 year terms at the date of grant and the terms remained unchanged at the date of assumption.

The Company had 247,488 outstanding restricted common stock awards to acquire shares of Insignia Common Stock at December 31, 1998. These awards, which have a 5 year vesting period were granted to officers and other employees of the Company in 1998. Total compensation expense of approximately $720,000 was recognized by the Company in 1998 for these awards.

The Company has also sold shares of Insignia Common Stock to certain employees in exchange for notes receivable secured by the shares. The outstanding principal balances of these notes amounted to approximately $1.8 million at December 31, 1998 and are classified as a reduction of stockholders' equity.

The Company's 1998 Employee Stock Purchase Plan (the "Employee Plan") was adopted to provide employees with an opportunity to purchase Insignia Common Stock through payroll deductions at a price not less than 85% of the Fair Market Value of Insignia Common Stock. The Employee Plan was developed to qualify under Section 423 of the Internal Revenue Code of 1986.

In connection with the Distribution, 1,196,000 warrants to purchase Insignia Common Stock were issued to holders of the Convertible Preferred Securities of Former Parent. The terms of each warrant is five years, and no warrant is exercisable for the first two years. Former Parent purchased the warrants from Insignia for approximately $8.5 million.

The Company had no stock options outstanding as of December 31, 1997.

                         Insignia Financial Group, Inc.

11. COMPENSATION PLANS (CONTINUED)

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee stock based compensation because, as discussed below, the alternative fair value accounting provided for under SFAS 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options and warrants. Under APB 25, when the exercise price equals the market price, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options and warrants granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options and warrants was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                          1998
                                                        --------
Risk-free interest rate                                    4.9%
Dividend yield                                             N/A
Volatility factors of the expected market price            0.45
Weighted-average expected life of the options              4.4

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants which have no vesting restrictions and are fully transferable. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

                         Insignia Financial Group, Inc.

11. COMPENSATION PLANS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair values of the options and warrants are amortized to expense over the options' and warrants' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                                1998
                                                             ----------
Pro forma net income                                           $8,929

Pro forma earnings per share - basic                            $.42
Pro forma earnings per share -  assuming dilution               $.41


Summaries of the Company's stock option and warrant activity, and related information for the period from distribution on September 21, 1998 to December 31, 1998 is as follows:

                                                        SHARES      WEIGHTED
                                                       ISSUABLE     AVERAGE
                                                         UPON       EXERCISE
                                                       EXERCISE      PRICE
                                                     -------------------------
Employee options assumed at date of Spin-Off           3,642,959     $11.30
Warrants assumed at date of Spin-Off                     971,161       8.25
Options granted subsequent to Spin-Off                 1,077,949      12.67
Warrants issued to holders of Convertible Preferred
   Securities of Former Parent                         1,196,000      14.50
Exercised                                                (25,707)      3.67
Forfeited/canceled                                      (218,964)      9.49
                                                     =========================
Outstanding at end of year                             6,643,398     $10.29
                                                     =========================

Exercisable at end of year                             1,585,955    $  8.82
                                                     =========================
Weighted-average fair value of options and
   warrants granted during the year                                 $ 13.58
                                                                  ============

                         Insignia Financial Group, Inc.

11. COMPENSATION PLANS (CONTINUED)

Significant option and warrant groups outstanding at December 31, 1998 and related weighted average price and life information follows:

                     OPTIONS/WARRANTS OUTSTANDING                             OPTIONS/WARRANTS EXERCISABLE
---------------------------------------------------------------------------  ------------------------------
                                                               WEIGHTED                         WEIGHTED
                                         WEIGHTED AVERAGE       AVERAGE                         AVERAGE
      RANGE OF           NUMBER       REMAINING CONTRACTUAL    EXERCISE           NUMBER        EXERCISE
  EXERCISE PRICES     OUTSTANDING              LIFE              PRICE         EXERCISABLE       PRICE
---------------------------------------------------------------------------  ------------------------------
$0.00 to $2.85             261,452           3.6 years           $ 0.02             13,964      $  0.16
$2.86 to $5.70             121,354           2.5 years             4.01            121,354         4.01
$5.71 to $8.55           3,514,141           4.5 years             7.14          1,008,082         8.20
$8.56 to $11.40            403,956           2.6 years             9.92            130,351         9.60
$11.41 to $14.25         2,274,577           4.2 years            12.71            274,511        12.44
$14.26 to $17.10            67,918           4.1 years            15.05             37,693        15.49
                   -------------------                       --------------  ------------------------------
                         6,643,398                               $10.29          1,585,955      $  8.82
                   ===================                       ==============  ==============================

12. INCOME TAXES

The Insignia Businesses were included in the consolidated federal income tax return of Former Parent until the Spin-Off. After the Spin-Off, the U.S. entities will join in a U.S. consolidated income tax return and the U.K. entities will join in a U.K. consolidated return. The income tax provision reflects the portion of Former Parent's historical income tax provision estimated attributable to the operations of the Insignia Businesses as if they were not included in Former Parent's consolidated federal income tax return. Management believes the income tax provision, as reflected, is comparable to what the income tax provision would have been if the Insignia Businesses had filed a separate return during the periods presented. Income tax benefit credited to equity in connection with the Spin-Off was approximately $5,724,000.

                         Insignia Financial Group, Inc.

12. INCOME TAXES (CONTINUED)

During the portion of 1998 after the Spin-Off, Insignia generated net operating losses for federal tax purposes in the U.S. of approximately $6,673,000. These losses may be carried forward for 20 years. During this same time period, Insignia generated net operating losses for U.S. state income tax purposes of approximately $8,098,000. The Company has carryforward state losses from prior years of approximately $13,071,000. Due to differences in state laws in the jurisdictions in which the Company operates, the ability and time available to use these losses varies among the different states. Therefore, of the total state tax losses being carried forward of approximately $21,169,000, the Company has provided a valuation allowance for the deferred tax asset of approximately $7,259,000 of these losses. The current year impact of this valuation allowance resulted in an increase in income tax expense of approximately $281,000.

During 1998, the Company's U.K. operations utilized the operating losses recorded on acquisition of approximately $3,282,000. During 1998, the Company's Italian operation generated operating losses in Italy of approximately $747,000. In addition, the Company recorded a loss of $2.3 million to reflect the net realizable value in its Italian subsidiary. Due to the lack of other profitable operations in Italy which could benefit from the use of the loss, the Company has provided a valuation allowance for the tax benefit of this loss.

As a result of the acquisition of Paragon, net operating losses of approximately $5,000,000 were acquired. These losses carryforward to the calendar year ended December 31, 2009. The carryforward is subject to provisions of the Internal Revenue Code Section 382, which limits the use of the carryforward to the lesser of the value of the stock multiplied by the Federal long-term tax-exempt rate or the subsidiary's income.

Undistributed earnings of REGL amounted to approximately $3,066,000. Deferred income taxes are not provided on these earnings as it is intended that they will be permanently reinvested outside of the U.S.

                         Insignia Financial Group, Inc.

12. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                        DECEMBER 31
                                                    1998            1997
                                                 -----------------------------
                                                       (In thousands)
Deferred tax liabilities:
   Acquisition related intangibles                 $(10,035)        $(8,018)
   Tax over book depreciation                        (1,288)         (1,249)
   Commission income, net                            (4,519)              -
   Other, net                                          (809)              -
                                                 -----------------------------
Total deferred tax liabilities                      (16,651)         (9,267)

Deferred tax assets:
   Net operating losses                               5,895           2,263
   Partnership earnings differences                     430             721
   Valuation allowances                               2,048               -
   Compensation and benefits                          2,946               -
   Other, net                                           214             767
                                                 -----------------------------
Total deferred tax assets                            11,533           3,751
Valuation allowance for deferred tax assets          (1,830)           (300)
                                                 -----------------------------
Deferred tax assets, net of valuation allowance       9,703           3,451
                                                 -----------------------------
Net deferred tax liabilities                      $  (6,948)        $(5,816)
                                                 =============================

                         Insignia Financial Group, Inc.

12. INCOME TAXES (CONTINUED)

Significant components of the provision for income taxes are as follows:

                                   1998            1997           1996
                              -----------------------------------------------
                                              (In thousands)
Current (payable):
   Federal                         $ 5,809         $4,595        $1,408
   Foreign                           1,057              -             -
   State                             2,143            693           221
                              -----------------------------------------------
Total current                        9,009          5,288         1,629

Deferred:
   Federal                           1,598          2,765           707
   Foreign                           1,481              -             -
   State                               887            650          (201)
                              -----------------------------------------------
Total deferred                       3,966          3,415           506
                              -----------------------------------------------
                                   $12,975         $8,703        $2,135
                              ===============================================

The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense is shown below (Dollars in thousands):

                                                1998                      1997                       1996
                                      ------------------------- -------------------------- -------------------------
                                         AMOUNT      PERCENT        AMOUNT      PERCENT       AMOUNT      PERCENT
                                      ------------------------- -------------------------- -------------------------
Tax at U.S. statutory rates              $ 8,410      35.0%         $7,615        35.0%        $1,967       35.0%
Effect of incremental tax rates              (82)     (0.3)           (100)       (0.5)           (41)      (0.7)
Effect of different tax rates in
   foreign jurisdictions                    (410)     (1.7)              -          -               -         -
State income taxes, net of federal
   tax benefit                             1,605       6.7           1,074         4.9            168        3.0
Effect of disallowed meals and
   entertainment expenses                    993       4.1             372         1.7             93        1.6
Effect of disallowed goodwill
   amortization                              659       2.7              35         0.2              -         -
Valuation allowance for Italian
   subsidiary write-down                     943       3.9               -          -               -         -
Valuation allowance for Italian
   operating losses                          306       1.3               -          -               -         -
Change in valuation allowance for
   U.S. operating  losses                    281       1.2             300         1.4              -         -
Other                                        270       1.1            (593)       (2.7)           (52)      (0.9)
                                      ------------------------- -------------------------- -------------------------
                                         $12,975      54.0%         $8,703        40.0%        $2,135       38.0%
                                      ========================= ========================== =========================

                         Insignia Financial Group, Inc.

12. INCOME TAXES (CONTINUED)

Income tax payments of the Insignia Businesses were approximately $6,081,000
(1998) for the nine months prior to Spin-Off, $11,786,000 (1997), and $134,000
(1996). Taxes paid by the Company in the fourth quarter of 1998, subsequent to Spin-Off, were approximately $795,000. Through the date of the Spin-Off, income taxes payable were charged directly against the investment and net advances from Former Parent.

13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

INDEMNIFICATION AGREEMENT

In connection with the Merger Agreement, Insignia and AIMCO entered into an Indemnification Agreement. The Indemnification Agreement provides generally that following consummation of the Merger, Insignia will indemnify and hold harmless AIMCO from and against all losses in excess of $9.1 million resulting from (i) breaches of representations, warranties or covenants of Former Parent or Insignia in the Merger Agreement, (ii) actions taken by or on behalf of Former Parent prior to consummation of the Merger and (iii) the Distribution. Insignia is also required to indemnify AIMCO against all losses (without regard to any dollar value limitation) resulting from (a) amounts paid or payable to employees of Former Parent actually paid by AIMCO, other than those employees AIMCO has agreed to retain following the consummation of the Merger, (b) obligations to third parties for goods, services, taxes or indebtedness incurred prior to the consummation of the Merger, other than as agreed to by AIMCO or included in the approximately $458 million of indebtedness and liabilities of Former Parent and its subsidiaries which were assumed by AIMCO in the Merger, and (c) Insignia's ownership and operation of the Insignia Businesses.

The Indemnification Agreement requires AIMCO to indemnify and hold harmless Insignia from all losses that arise out of the operation of the business of Former Parent acquired by AIMCO after the Merger and for all losses in excess of $9.1 million arising from breach of any representation, warranty or covenant of AIMCO in the Merger Agreement.

                         Insignia Financial Group, Inc.

13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

Pursuant to the Merger Agreement, Insignia and AIMCO are required to settle in cash any differences between the actual adjusted net liabilities of Former Parent on the date of the Merger and the $458 million of such adjusted net liabilities stipulated in the Merger Agreement.

Settlements may be made based upon information available through March 31, 1999, except as to income taxes, as to which settlement is to be made with respect to any amounts attributable to periods ending on or before the October 1, 1998 Merger date. A receivable of $9.5 million due from AIMCO has been recorded at December 31, 1998 for the estimated income tax refund of Former Parent for the period prior to the Merger. Additionally, the Company has recorded a liability of approximately $1.9 million for settlement based upon preliminary estimates. Although there may be additional adjustments to the amounts estimated on the Merger date, which would be recorded as an adjustment to shareholders' equity, any such adjustments are expected to be immaterial.

LITIGATION

Insignia and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Such lawsuits are primarily insured claims arising from accidents at managed properties. Claimants may demand substantial compensatory and punitive damages. Management believes that the aforementioned contingencies will be resolved without material loss to Insignia or its subsidiaries.

STOCK REPURCHASE

On October 27, 1998, the Company announced the approval of a program to repurchase up to $10 million of its outstanding Common Stock. At December 31, 1998, 139,200 shares of Insignia Common Stock had been repurchased at an aggregate cost of approximately $1.85 million.

                         Insignia Financial Group, Inc.

13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

ENVIRONMENTAL LIABILITIES

Under various federal and state environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. There can be no assurance that the Company, or any assets owned or controlled by the Company, currently are in compliance with all of such laws and regulations, or that the Company will not become subject to liabilities that arise in whole or in part out of any such laws, rules, or regulations. Management is not currently aware of any environmental liabilities which are expected to have a material adverse effect on the operations or financial condition of the Company.

OPERATING LEASES

The Company leases office space and equipment under noncancelable operating leases. Minimum annual rentals under operating leases for the five years ending after December 31, 1998 are as follows (In thousands):

1999                                                            $  22,779
2000                                                               21,603
2001                                                               19,747
2002                                                               17,378
2003                                                               14,475
Thereafter                                                         27,529
                                                          ------------------
Total minimum payments required                                  $123,511
                                                          ==================

                         Insignia Financial Group, Inc.

13. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

Rental expense was approximately $21,753,000 (1998), $9,967,000 (1997) and
$4,796,000 (1996).

Certain of the leases are subject to annual escalation based on the Consumer Price Index or annual increases in operating expenses.

401(K) RETIREMENT PLAN

The Company established a 401(k) savings plan covering substantially all U.S. employees. The Company may make a contribution equal to 50% of the employees' contribution up to a maximum of 3% of the employees' compensation and participants fully vest in employer contributions after 5 years. The Company expensed approximately $320,000 subsequent to Spin-Off.

The Company participated in Former Parent's 401(k) savings plan, which covered substantially all of its employees, for the nine months of 1998 prior to the Spin off. The Company's operating expenses were approximately $1,020,000, for the period January 1, 1998 through September 30, 1998 and $1,302,000 and $954,000 during, 1997 and 1996, respectively for its share of contributions.

Realty One maintains a separate 401(k) savings plan covering its employees. Realty One may make a contribution equal to 20% of the employees' contribution up to a maximum of $1,000 or 5% of the employees' compensation and participants fully vest in employer contributions immediately. Realty One, acquired in October 1997, expensed approximately $94,000 and $20,000 during 1998 and 1997, respectively.

                         Insignia Financial Group, Inc.

13.      COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

REGL BENEFIT PLANS

DEFINED BENEFIT PLAN

REGL maintains a Defined Benefit Plan ("the Plan") for certain of its employees. The Plan provides for benefits based upon the employees final salary. The funding policy is to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm. As of the date of acquisition the Plan had a funded status of approximately $825,000 and approximately $1,078,000 as of December 31, 1998. REGL's pension cost expensed for the period February 28, 1998 to December 31, 1998 was approximately $600,000.

The following assumptions were used in determining the Plan's benefit obligation: (i) discount rate of 6.5%, (ii) weighted average increase in compensation levels of 5.0% and (iii) rate of return on plan assets of 7.5%.

DEFINED CONTRIBUTION PLAN

REGL maintains a defined contribution plan which is available to all employees at their option after the completion of six months of service and the attainment of 25 years of age. REGL contributions are 3.5% of salary for ages 25 to 30, 4.5% of salary for ages 31 to 35 and 5.5% of salary for ages 36 and over. REGL expensed approximately $768,000 for the period February 28, 1998 to December 31, 1998.

14. INDUSTRY SEGMENTS

The Company has two reportable segments: commercial services and residential services. The commercial services segment provides property and asset management services, leasing and brokerage, investment sales and development, and tenant representation services. Additionally, the commercial services segment includes real estate ownership, consisting primarily of co-investment partnerships and development property. The residential services segment provides property management services, originates mortgage loans, and brokers residential real estate. Other represents unallocated corporate administration of the Company. Assets included in other consist primarily of cash and property and equipment.

                         Insignia Financial Group, Inc.

14. INDUSTRY SEGMENTS (CONTINUED)

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are business units that offer similar products. The reportable segments are each managed separately because they provide different and distinct services. The following tables summarize certain information by industry segment:

                                               COMMERCIAL       RESIDENTIAL          OTHER            TOTAL
                                            -----------------------------------------------------------------------
                                                                        (In thousands)
YEAR ENDED DECEMBER 31, 1998
Revenues:
   Real estate services                             $378,362        $ 128,989           $     -         $507,351
   Interest                                            1,196            1,153               847            3,196
   Other                                                 233                -                 -              233
                                            -----------------------------------------------------------------------
                                                     379,791          130,142               847          510,780
                                            -----------------------------------------------------------------------
Costs and expenses:
   Real estate services                              331,686          120,088                 -          451,774
   Administrative                                          -                -             7,232            7,232
   Interest                                                -            1,301                77            1,378
   Depreciation and amortization                      18,064            4,475                 4           22,543
   Provision for loss on disposal                      2,300                -                 -            2,300
                                            -----------------------------------------------------------------------
                                                     352,050          125,864             7,313          485,227
                                            -----------------------------------------------------------------------
                                                      27,741            4,278            (6,466)          25,553

Equity  losses                                        (1,896)               -                 -           (1,896)
Minority interests                                       371                -                 -              371
                                            -----------------------------------------------------------------------
Income before income taxes                            26,216            4,278            (6,466)          24,028
Provision for income taxes                            13,850            1,840            (2,715)          12,975
                                            -----------------------------------------------------------------------
Net income                                          $ 12,366        $   2,438           $(3,751)        $ 11,053
                                            =======================================================================

Total assets                                        $458,293        $  96,347           $40,849         $595,489
Real estate interests                                 58,196                -                 -           58,196
Capital expenditures                                  12,402            7,221                 -           19,623

                         Insignia Financial Group, Inc.

14. INDUSTRY SEGMENTS (CONTINUED)

                                               COMMERCIAL       RESIDENTIAL          OTHER             TOTAL
                                            -----------------------------------------------------------------------
                                                                        (In thousands)
YEAR ENDED DECEMBER 31, 1997
Revenues:
   Real estate services                             $247,095          $48,163           $     -          $295,258
   Interest                                              264              193                 -               457
   Other                                                  38                -                 -                38
                                            -----------------------------------------------------------------------
                                                     247,397           48,356                 -           295,753
                                            -----------------------------------------------------------------------
Costs and expenses:
   Real estate services                              206,905           44,950                 -           251,855
   Administrative                                          -                -             6,770             6,770
   Interest                                                -              318                 -               318
   Depreciation and amortization                      12,946            2,298                 -            15,244
                                            -----------------------------------------------------------------------
                                                     219,851           47,566             6,770           274,187
                                            -----------------------------------------------------------------------
                                                      27,546              790            (6,770)           21,566

Equity earnings                                          151                -                 -               151
Minority interests                                        41                -                 -                41
                                            -----------------------------------------------------------------------
Income before income taxes                            27,738              790            (6,770)           21,758
Provision for income taxes                            11,095              316            (2,708)            8,703
                                            -----------------------------------------------------------------------
Net income                                          $ 16,643          $   474           $(4,062)         $ 13,055
                                            =======================================================================

Total assets                                        $245,948          $87,284           $ 4,713          $337,945
Real estate interests                                 19,454                -                 -            19,454
Capital expenditures                                   4,990              650               300             5,940

                         Insignia Financial Group, Inc.

14. INDUSTRY SEGMENTS (CONTINUED)

                                               COMMERCIAL       RESIDENTIAL          OTHER            TOTAL
                                            ----------------------------------------------------------------------
                                                                       (In thousands)
YEAR ENDED DECEMBER 31, 1996
Revenues:
   Real estate services                             $ 98,493          $23,512           $     -          $122,005
   Interest                                                -                -                 -                 -
   Other                                                   -                -                 -                 -
                                            ----------------------------------------------------------------------
                                                      98,493           23,512                 -           122,005
                                            ----------------------------------------------------------------------
Costs and expenses:
   Real estate services                               83,424           20,518                 -           103,942
   Administrative                                          -                -             3,502             3,502
   Interest                                               18                -                 -                18
   Depreciation and amortization                       7,745            1,452                 -             9,197
                                            ----------------------------------------------------------------------
                                                      91,187           21,970             3,502           116,659
                                            ----------------------------------------------------------------------
                                                       7,306            1,542            (3,502)            5,346

Equity earnings                                          273                -                 -               273
                                            ----------------------------------------------------------------------
Income before income taxes                             7,579            1,542            (3,502)            5,619
Provision for income taxes                             2,880              586            (1,331)            2,135
                                            ----------------------------------------------------------------------
Net income                                          $  4,699          $   956           $(2,171)         $  3,484
                                            ======================================================================

Total assets                                        $152,666          $18,159           $   962          $171,787
Real estate interests                                  4,465                -                 -             4,465
Capital expenditures                                   2,933            1,308               659             4,900

                         Insignia Financial Group, Inc.

14. INDUSTRY SEGMENTS (CONTINUED)

Certain geographic information for the Company is as follows:

                         YEAR ENDED                       YEAR ENDED
                     DECEMBER 31, 1998                 DECEMBER 31, 1997
                -------------------------------------------------------------
                                LONG-LIVED                       LONG-LIVED
                   REVENUES       ASSETS            REVENUES       ASSETS
                -------------------------------------------------------------
                                       (In thousands)

United States      $444,676       $209,720          $295,041      $195,143
United Kingdom       61,551         66,869                 -             -
Other countries       4,553          4,248               712         2,725
                -------------------------------------------------------------
                   $510,780       $280,837          $295,753      $197,868
                =============================================================

Geographic information for the year ended December 31, 1996 is not presented because all operations were in the United States.

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value estimates of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other taxes have also not been considered in estimating fair value. The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value. Receivables reported on the balance sheet consist of property and lease commission receivables and various note receivables. The property receivables approximate their fair values. Lease commissions receivable are carried at their discounted present value, therefore the carrying amount and fair value amount are the same. The mortgage loans receivable and notes receivable earn interest at either fixed or variable rates. Interest rates approximate current market interest rates for similar instruments, therefore, the carrying amount approximates their fair value for notes payable, mortgage warehouse line and the non-recourse mortgage note.

                         Insignia Financial Group, Inc.

16. QUARTERLY FINANCIAL DATA  (UNAUDITED)

                                                                            1998
                                        -----------------------------------------------------------------------------
                                                           FOURTH          THIRD          SECOND          FIRST
                                            TOTAL          QUARTER        QUARTER        QUARTER         QUARTER
                                        -----------------------------------------------------------------------------
                                                           (In thousands, except per share data)
Revenues                                $510,780            $150,317        $132,664       $124,998       $102,801
Net income                              11,053                 1,656           3,006          3,632          2,759
EBITDA (1)                              48,345                13,947          11,597         12,066         10,735

Pro forma per common share:

   Net income - basic                     $.52                  $.08            $.14           $.17           $.13
   Net income- assuming dilution
                                          $.50                  $.07            $.14           $.17           $.12





Fourth quarter results of 1998 include a $2.3 million provision for the anticipated disposal of the Company's investment in CAGISA in 1999 (see also
Note 3).

                                                                            1997
                                        -----------------------------------------------------------------------------
                                                           FOURTH          THIRD          SECOND          FIRST
                                            TOTAL          QUARTER        QUARTER        QUARTER         QUARTER
                                        -----------------------------------------------------------------------------
                                                                       (In thousands)
Revenues                                     $295,753       $117,719       $  73,930      $  59,944      $  44,160
Net income                                     13,055          6,876           3,084          2,023          1,072
EBITDA (1)                                     36,633         16,301           8,339          6,995          4,998


(1) EBITDA is defined as real estate services revenue less direct expenses and administrative costs.

                         Insignia Financial Group, Inc.

17. SUBSEQUENT EVENTS

LYNCH MURPHY WALSH & PARTNERS ACQUISITION

On March 1, 1999, the Company acquired the Lynch Murphy Walsh & Partners ("Lynch Murphy"), a provider of commercial real estate services located in Boston, Massachusetts. Lynch Murphy specializes in brokerage services, including representation of tenants and landlords, investment sales and debt placement, valuation services and advisory/consulting services. The purchase price was $12.0 million paid in cash from borrowings on the Company's revolving credit facility. Additional purchase consideration of up to $10.0 million is contingent upon certain performance measures of Lynch Murphy.

ST. QUINTIN ACQUISITION

On March 5, 1999, the Company acquired St. Quintin Holdings Limited ("St. Quintin"), a British real estate services firm headquartered in London. St. Quintin's operations merged with Insignia's existing U.K. subsidiary, REGL, to form Richard Ellis St. Quintin. The acquisition was valued at approximately $32 million, excluding a potential earnout of up to an additional $12 million over the next three years. The full value of the earnout will be based on certain performance measures of St. Quintin. The purchase was funded with approximately $24.3 million in borrowings on the revolving credit facility, the issuance of approximately 306,000 shares of Insignia Common Stock and assumed options to purchase approximately 612,000 shares of Insignia Common Stock.

                                 EXHIBIT INDEX

2.1 Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Former Parent and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (the "Form S-4") filed by Apartment Investment and Management Company on August 4, 1998)

2.2 Form of Agreement and Plan of Distribution, dated as of ________, 1998, by and between Former Parent and Insignia Financial Group, Inc. (incorporated herein by reference to Appendix A to the Information Statement included in the Registration Statement on Form 10 filed by Insignia Financial Group, Inc. on August 4, 1998 (the "Form 10"))

3.1(a)         Certificate of Incorporation of Insignia Financial Group, Inc.
               (incorporated herein by referenced to Exhibit 3.1 of the Form
               10)

3.1(b) Certificate of Amendment to the Certificate of Incorporation of Insignia Financial Group, Inc., dated October 16, 1998, changing the name of the corporation from Insignia/ESG Holdings, Inc. to Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 3.1 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

3.2 By-laws of Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form 10)

10.1(a) Asset and Stock Purchase Agreement, dated as of June 17, 1996, among Former Parent, Insignia Buyer Corporation, Edward S. Gordon Company Incorporated, Edward S. Gordon Company of New Jersey, Inc. and Edward S. Gordon (incorporated herein by reference to Exhibit 10.15 of the Report on Form 10-K of Former Parent filed on March 24, 1998)

10.1(b) Stock Purchase Agreement, dated March 19, 1997, by and among Insignia Commercial Group, Inc., Former Parent, Kirkland B. Armour, Scott J. Brandwein, Harvey B. Camins, James L. Deiter, Lyan Homewood Fender, Ronald T. Frain, Jay Hinshaw, Thomas E. Moxley, Robert B. Rosen, James H. Swartchild, Jr., David Tropp, Gregg F. Witt, Frain, Camins & Swartchild Incorporated, FC&S Management Company and Construction Interiors, Incorporated (incorporated herein by reference to Exhibit 10.22 to the Report on Form 10-K of Former Parent filed on March 24, 1998)

10.1(c) Stock Purchase Agreement, dated as of September 18, 1997, by and among Former Parent, Insignia RO, Inc., Joseph T. Aveni, Vincent
               T. Aveni, James C. Miller, Richard A. Golbach, Joseph T. Aveni as Trustee of the Joseph T. Aveni Declaration of Trust dated April 25, 1988, as amended on August 10, 1995, Vincent T. Aveni as Trustee of the Vincent T. Aveni Declaration of Trust dated February 11, 1988, as restated on September 14, 1995, Joseph T. Aveni as Trustee of the Vincent T. Aveni Declaration Trust, dated July 13, 1994, and Vincent T. Aveni as Trustee of the Joseph T. Aveni Declaration Trust, dated July 13, 1994 (incorporated herein by reference to Exhibit 10.27 to Report on Form 10-K of Former Parent filed on March 24, 1998)

10.1(d) Deed of Warranty & Indemnity, dated February 25, 1998, by and among Former Parent and each of the Shareholders of Richard Ellis Group Limited (incorporated herein by referenced to Exhibit 10.4 of the Form 10)

10.1(e) Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.2 to the Form S-4)

10.1(f) Deed of Assumption and Variation, dated September 30, 1998, by and among Former Parent, Certain Covenantors and Insignia/ESG, Inc.

10.1(g) Deed of Variation, dated as of March 5, 1999, between Insignia Financial Group, Inc. and Alan Charles Froggatt, as agent and attorney for the Covenantors

10.1(h) Agreement for the Sale and Purchase of Shares in the Capital of St. Quintin Holdings Limited, dated March 5, 1999, by and among the Vendors listed therein and Insignia Financial Group, Inc. (incorporated herein by reference to the Report on Form 8-K of Insignia Financial Group, Inc. filed on March 18, 1998)

10.2(a) Form of Second Amended and Restated Employment Agreement, dated as of July 31, 1998, by and between Insignia Financial Group, Inc., Insignia/ESG, Inc. and Stephen B. Siegel (incorporated herein by reference to Exhibit 10.6 of the Form 10)

10.2(b) Form of Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Ronald Uretta (incorporated herein by reference to Exhibit 10.7 of the Form
               10)

10.2(c) Form of Employment Agreement, dated as of June 17, 1996, by and among Former Parent, Insignia Buyer Corporation and Edward S. Gordon (incorporated herein by reference to Exhibit 10.2 to the Report on Form 8-K of Former Parent dated July 12, 1996)

10.2(d) Amendment No. 1 to Employment Agreement, dated April 1, 1997, by and among Former Parent, Insignia/Edward S. Gordon Co., Inc. and Edward S. Gordon (incorporated herein by reference to Exhibit
               10.24 to the Report on Form 10-K of Former Parent filed on March 24, 1998)

10.2(e) Assignment, Assumption, Consent and Release Agreement, dated as of July 1, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Edward S. Gordon (Exhibit A thereto is omitted because it is the same document as Exhibit 10.7 to the Form 10)

10.2(f) Form of Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Andrew L. Farkas (incorporated herein by reference to Exhibit 10.11 of the Form
               10)

10.2(g) Form of Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Frank M. Garrison (incorporated herein by reference to Exhibit 10.12 of the Form
               10)

10.2(h) Form of Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and James A. Aston (incorporated herein by reference to Exhibit 10.13 of the Form
               10)

10.2(i) Amended and Restated Employment Agreement, dated as of December 23, 1998, by and between Insignia Financial Group, Inc. and Adam
               B. Gilbert

10.2(j) Form of Executive Service Agreement, dated February 4, 1998, by and among Richard ellis Group Limited and Andrew John Mack Huntley.

10.2(k) Form of Supplemental Service Agreement, dated February 24, 1998, by and among Insignia Financial Group, Inc. and Andrew John
               Mack Huntley.

10.2(l) Assigment, Assumption, Consent and Release Agreement, dated July 1, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Andrew Mack Huntley.

10.3(a) Insignia Financial Group, Inc. 1998 Stock Incentive Plan (incorporated herein by referenced to Exhibit 10.14 of the Form
               10)

10.3(b) Insignia Financial Group, Inc. 1998 Supplemental Stock Purchase and Loan Program Under the Insignia Financial Group, Inc. 1998 Stock Incentive Plan (incorporated herein by referenced to Exhibit 10.15 of the Form 10)

10.3(c) Insignia Financial Group, Inc. Executive Performance Incentive Plan (incorporated herein by referenced to Exhibit 10.16 of the Form 10)

10.3(d) Insignia Financial Group, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by referenced to Exhibit 10.17 of the Form
               10)

10.3(e) Form of Indemnification Agreement to be entered into separately by and between Insignia Financial Group, Inc. and each of the directors and executive officers listed on the schedule annexed thereto (incorporated herein by referenced to Exhibit 10.18 of the Form 10)

10.3(f) Insignia Financial Group, Inc. 401(k) Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on September 2, 1998)

10.3(g) Richard Ellis Group Limited 1997 Unapproved Share Option Scheme (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on November 18, 1998)

10.3(h)        Insignia Financial Group, Inc. 401(k) Restoration Plan

10.4(a) Technical Services Agreement, dated as of June 29, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Apartment Investment and Management Company (incorporated herein by referenced to Exhibit 10.19 of the Form 10)

10.4(b) Amendment No. 1 to Technical Services Agreement, dated as of July 28, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Apartment Investment and Management Company (incorporated herein by referenced to Exhibit 10.20 of the Form
               10)

10.5 Credit Agreement, dated as of October 22, 1998, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent

10.6(a) Warrant Agreement, dated as of September 15, 1998, between Insignia/ESG Holdings and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.1 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

10.6(b) Warrant Agreement, dated as of September 15, 1998, between Insignia/ESG Holdings and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.2 of Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

10.6(c) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.3 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

10.6(d) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit 4.4 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

10.6(e) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and Gotham Partners, L.P. (incorporated herein by reference to Exhibit 4.5 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

10.6(f) Warrant Agreement, dated as of September 30, 1998, between Insignia Financial Group, Inc. and First Union National Bank of Delaware (incorporated herein by reference to Exhibit 4.6 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 17, 1998)

21.1           Subsidiaries of Insignia Financial Group, Inc.

23.1 Consent of Independent Auditors to Annual Report on Form 10-K for the year ended December 31, 1998

27.1 Financial Data Schedule for the year ended December 31, 1998 (for SEC use only)