Form 10-K/A
period 1998-12-31
INSIGNIA ESG HOLDINGS INC
filed 1999-04-30
CIK 1067462

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          --------------------------

                                  FORM 10-K/A


  {X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                          Act of 1934 (Fee Required)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or
     { }Transition Report Pursuant to Section 13 or 15(d) of the Securities
                    Exchange Act of 1934 (No Fee Required)

           For the transition period from ____________ to____________

                          --------------------------

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

                          --------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

At March 19, 1999, there were 21,789,598 shares of Common Stock outstanding. Based on the reported closing price of $12.750 per share on the New York Stock Exchange on such date, the aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $245 million.

         The Annual Report on Form 10-K for the year ended December 31, 1998, as filed on March 31, 1999 (the "Form 10-K"), of Insignia Financial Group, Inc. ("Insignia" or the "Company"), is hereby amended to include the following items. Capitalized terms which are not defined herein have the same meanings ascribed thereto in the Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following provides information about each Director of the Company as of April 15, 1999, including data on the business backgrounds, and the names of public companies and other selected entities for which they also serve as directors. The Certificate of Incorporation of the Company divides the Board of Directors into three classes, with such classes being as nearly equal in number as the total number of directors constituting the entire Board of Directors permits. The terms of office of the respective classes expire in successive years.

DIRECTORS ELECTED TO TERMS EXPIRING 1999

ANDREW J.M. HUNTLEY

         Andrew J.M. Huntley, 60, has been a director and member of the Office of the Chairman of Insignia since its inception in May 1998. Mr. Huntley also serves as Chairman of Richard Ellis St. Quintin, a subsidiary of Insignia ("RESQ"). Since May 1993, Mr. Huntley has been the Chairman of Richard Ellis Group Limited ("REGL") (and its predecessor entity), a position he continued to hold following Insignia's acquisition of REGL and the acquisition by REGL of St. Quintin Holdings Limited (forming RESQ). Mr. Huntley has an employment agreement with Insignia pursuant to which Insignia has agreed to use reasonable efforts to nominate Mr. Huntley as a director of Insignia.

ROBERT G. KOEN

         Robert G. Koen, 52, has been a director of Insignia since its inception in May 1998. Since February 1996, Mr. Koen has been a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, LLP, which represents Insignia or certain of its affiliates from time to time. From January 1991 to February 1996, Mr. Koen was a partner in the law firm of LeBoeuf, Lamb, Greene & MacRae, L.L.P.

DIRECTORS ELECTED TO TERMS EXPIRING 2000

ROBIN L. FARKAS

         Robin L. Farkas, 65, has been a director of Insignia since its inception in May 1998. Mr. Farkas is currently a self-employed private investor. From March 1994 to March 1995, Mr. Farkas was director of the Dormitory Authority of the State of New York and from 1984 until 1993 Mr. Farkas was the Chairman of the Board and Chief Executive Officer of Alexander's Inc., a real estate company. He is also a director of REFAC Technology Development Corporation, a company engaged in the licensing of intellectual property rights and product design and development, a director of Noodle Kiddoodle, Inc., a retailer of children's educational toys, and Chairman and a director of Indian Venture LLC, a venture capital firm investing in India. Mr. Farkas is the father of Andrew L. Farkas.

ROBERT J. DENISON

         Robert J. Denison, 57, has been a director of Insignia since its inception in May 1998. Mr. Denison has been General Partner of First Security Company II, L.P., an investment advisory firm, for more than the past five years.

H. STRAUSS ZELNICK

         H. Strauss Zelnick, 41, has been a director of Insignia since August 1998. Mr. Zelnick has been President and Chief Executive Officer of BMG Entertainment, a division of Bertelsmann AG, since July 1998. Mr. Zelnick was President and Chief Executive Officer of BMG Entertainment North America, a division of BMG Entertainment, from January 1995 to June 1998. Prior to joining BMG Entertainment, Mr. Zelnick was President and Chief Executive Officer of Crystal Dynamics, a supplier of video game software, from 1993 to 1994. Mr. Zelnick is a director of MovieFone, Inc., a provider of interactive advertising, information and ticketing services to the motion picture industry and moviegoers.

DIRECTORS ELECTED TO TERMS EXPIRING 2001

ANDREW L. FARKAS

         Andrew L. Farkas, 38, has been a director and Chairman of Insignia since its inception in May 1998 and Chief Executive Officer of Insignia since August 1998. Mr. Farkas served as Chairman and Chief Executive Officer of Former Parent from January 1991 until October 1998 when Former Parent merged into AIMCO, and as Former Parent's President from May 1995 until October 1998, and a director of Former Parent from its inception in August 1990 until October 1998. He served as Chief Executive Officer of Insignia Properties Trust (a subsidiary of Former Parent) ("IPT") from December 1996 until September 1998 and Chairman of its Board of Trustees from December 1996 until February 1999, when IPT merged into AIMCO.

STEPHEN B. SIEGEL

         Stephen B. Siegel, 54, has been a director of Insignia since its inception in May 1998 and President of Insignia since August 1998. Mr. Siegel also serves as Chairman (since September 1998) and Chief Executive Officer of Insignia/ESG, a subsidiary of Insignia which was a subsidiary of Former Parent (since July 1996). Mr. Siegel served as President of Edward S. Gordon Company, Incorporated (now Insignia/ESG) from June 1992 until May 1998. Mr. Siegel is a director of Liberty Property Trust, a real estate investment trust, and a director of Tower Realty Trust, Inc., a real estate investment trust.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Company's outstanding Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of the Common Stock. Based solely upon a review of Forms 3, 4 and 5 furnished to the Company with respect to fiscal 1998, the Company believes that its executive officers, directors and beneficial owners of more than 10% of the Company's outstanding Common Stock complied with Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information concerning compensation for the fiscal year ended December 31, 1998 (Insignia's first fiscal year ended following the Spin-Off), of the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers"). Salaries listed below are annualized amounts that the Named Executive Officers would have been paid had the Named Executive Officers been paid for a full year at rates in effect on September 21, 1998, the date of the Spin-Off.

                           SUMMARY COMPENSATION TABLE

                                                                                                LONG-TERM
                                                                                              COMPENSATION
                                                                                          ----------------------
                                                        ANNUAL COMPENSATION                     AWARDS(1)
                                              --------------------------------------      ----------------------
                                                                                          RESTRICTED  SECURITIES
                                                                          OTHER ANNUAL       STOCK    UNDERLYING      ALL OTHER
    NAME AND PRINCIPAL POSITION                  SALARY         BONUS     COMPENSATION     AWARDS ($)  OPTIONS(#)    COMPENSATION(2)
------------------------------------           ----------    ----------   -------------    ----------  ----------    ---------------
Andrew L. Farkas                       1998    $  750,000    $1,500,000   $ 134,308(3)               50,000(4)     $5,049,000(5)
   Chairman of the Board of Director
   and Chief Executive Officer

Stephen B. Siegel                      1998    $1,000,000    $1,800,000   $1,572,212(6)(7)          100,000(4)          --
   Director; Chairman and Chief
   Executive Officer of Insignia/ESG

Frank M. Garrison                      1998    $  400,000    $  525,000       --    (7)              50,000(4)     $1,800,680(8)
   Office of the Chairman and
   President of Insignia Financial
   Services

James A. Aston                         1998    $  400,000    $  525,000       --    (7)             50,000(4)     $1,800,680(8)
   Office of the Chairman and Chief
   Financial Officer

Ronald Uretta                          1998    $  500,000    $  525,000       --    (7)             50,000(4)     $1,800,680(8)
   Office of the Chairman,  Chief
   Operating Officer and Treasurer

----------------

(1) Grants of options to purchase Insignia Common Stock listed herein exclude options to purchase shares of Class A Common Stock of Former Parent which were assumed by Insignia in connection with the Spin-Off.

(2) Excludes payments made by Former Parent in connection with the Spin-Off to retire options and warrants to purchase shares of Class A Common Stock of Former Parent at a price equal to the difference between the exercise price for such option and $25.

(3) Represents perquisites totaling $134,308, including $84,141 for personal tax return preparation.

(4) Granted on September 21, 1998 in connection with the consummation of the Spin-Off.

(5) Represents a one-time bonus paid upon consummation of the Merger pursuant to the terms of Mr. Farkas' employment agreement with Insignia.

(6) Represents (i) commissions and advances on commissions paid pursuant to Mr. Siegel's employment agreement with Insignia and Former Parent and
       (ii) forgiveness of principal (in the amount of approximately $222,222) and interest (in the amount of approximately $51,500) on a $1,000,000 loan from Insignia to Mr. Siegel pursuant to the terms of Mr. Siegel's employment agreement with Insignia. No attempt has been made to pro rate commissions based on the period before the Spin-Off and the period after the Spin-Off.

(7) Total perquisites did not exceed the lesser of $50,000 or 10% of total salary and bonus.

(8) Represents (i) a one-time bonus of $1,262,250 paid upon consummation of the Merger pursuant to his employment agreement with Insignia, and (ii) a one-time incentive payment of $538,430 resulting from a profit interest in an asset acquired by Insignia.

OPTION GRANTS DURING FISCAL 1998

         The following table provides information concerning grants of stock options by the Company to the Named Executive Officers in fiscal 1998. This table does not include options to purchase shares of Class A Common Stock of Former Parent which were assumed by Insignia in connection with the Spin-Off.

                        OPTION GRANTS DURING FISCAL 1998

                                                                                                    POTENTIAL REALIZABLE VALUE AT
                           NUMBER OF        % OF TOTAL                                              ASSUMED ANNUAL RATES OF STOCK
                           SECURITIES        OPTIONS                                                PRICE APPRECIATION FOR OPTION
                           UNDERLYING        GRANTED             EXERCISE                                        TERM
                            OPTIONS      TO EMPLOYEES IN       OF BASE PRICE                        -----------------------------
        NAME               GRANTED(#)          1998                ($/SH)        EXPIRATION DATE        5%                10%
------------------         ----------    ---------------       -------------     ---------------    ---------         -----------
Andrew L. Farkas           36,000(1)           3.3%               $13.888           3/21/04          $80,102           $232,009
                           14,000(1)           1.3%               $12.625           3/21/04          $48,833           $107,908

Stephen B. Siegel         100,000(1)           9.3%               $12.625           3/21/04          $348,805          $770,769

Frank M. Garrison          50,000(1)           4.6%               $12.625           3/21/04          $174,403          $385,384

James A. Aston             50,000(1)           4.6%               $12.625           3/21/04          $174,403          $385,384

Ronald Uretta              50,000(1)           4.6%               $12.625           3/21/04          $174,403          $385,384

----------------------

(1) Granted on September 21, 1998 in connection with the consummation of the Spin-Off. The options vest in five equal annual installments beginning on September 21, 1999.

OPTION EXERCISES AND VALUES FOR FISCAL 1998

         The following table provides information concerning options exercised in fiscal 1998 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 1998. The table does not include options to purchase shares of Class A Common Stock of Former Parent which were retired by Former Parent prior to the consummation of the Merger.

  AGGREGATED OPTION EXERCISES IN FISCAL 1998 AND FISCAL YEAR-END OPTION VALUES

                                                                                                          VALUE OF UNEXERCISED
                                                                     NUMBER OF SECURITIES                     IN-THE-MONEY
                             SHARES                                 UNDERLYING UNEXERCISED                     OPTIONS AT
                            ACQUIRED           VALUE            OPTIONS AT FISCAL YEAR-END(#)             FISCAL YEAR-END($)
                               ON            REALIZED          -------------------------------      ------------------------------
        NAME               EXERCISE(#)          ($)            EXERCISABLE        UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
------------------         ----------        --------          -----------        -------------      -----------      -------------
Andrew L. Farkas               --               --                 --                 50,000             --                 $0

Stephen B. Siegel              --               --               90,583              293,507         $1,232,628         $821,727

Frank M. Garrison              --               --                 --                 50,000             --                 $0

James A. Aston                 --               --                 --                 50,000             --                 $0

Ronald Uretta                  --               --                 --                 50,000             --                 $0


COMPENSATION OF DIRECTORS

         Directors who are also officers of the Company do not receive any fee or remuneration for services as members of the Board of Directors. Each of Insignia's directors who is not an employee of Insignia receives a fee of $25,000 per year for serving as a director. Each director who is not an employee of Insignia is eligible to participate in Insignia's 1998 Stock Incentive Plan, which provides for each non-employee director to receive at the time of his initial election an option to purchase 20,000 shares of Common Stock, a portion of which is exercisable the year after the grant, and to receive an additional option each year thereafter to purchase 2,000 shares, in each case at the then fair market value of the Common Stock.

EMPLOYMENT AGREEMENTS

         Following is a description of employment agreements between Insignia and each the Named Executives Officers.

Andrew L. Farkas

         Andrew L. Farkas is employed by Insignia pursuant to an employment agreement (the "Farkas Employment Agreement") which provides for him to serve as Chairman of the Board of Directors and Chief Executive Officer of Insignia until September 21, 2001 (the "Expiration Date"), or such earlier date as provided therein. Mr. Farkas receives an annual salary of $750,000 (the "Base Salary"), subject to such discretionary increases as may be determined by Insignia's Board of Directors (the "Insignia Board") and a bonus to be determined annually by the Insignia Board. Mr. Farkas also is entitled to certain perquisites. Mr. Farkas has agreed that for one year after the termination of the Farkas Employment Agreement, he will not solicit business from any of Insignia's customers or clients with whom he has had "material contact" (as defined in the Farkas Employment Agreement) during the twelve month period preceding the date of cessation of his employment with

Insignia, and he will neither solicit employees of Insignia to work for any direct competitor of Insignia nor purchase any limited partner units of partnerships controlled directly or indirectly by Insignia for two years after the termination of the Farkas Employment Agreement.

         Mr. Farkas' employment will be terminated in the event that Mr. Farkas is disabled during his employment with Insignia, whereupon Insignia will pay 75% of his Base Salary for a period of time equal to twice the remaining term under the Farkas Employment Agreement immediately prior to his termination (but not less than four years). If Mr. Farkas dies during the term of the Farkas Employment Agreement, Insignia will pay to his estate his Base Salary through the Expiration Date. If Mr. Farkas is terminated without cause and such termination is not in connection with a Significant Transaction (as defined below), Insignia will pay his Base Salary through the Expiration Date. In addition, if Mr. Farkas dies, is disabled or is terminated without cause during the term of the Farkas Employment Agreement, Insignia will continue to pay all perquisites to which Mr. Farkas is entitled and will pay all bonuses to be paid upon the occurrence of a Significant Transaction (as defined below) or a Material Asset Disposition (as defined below), to Mr. Farkas or his estate if the Significant Transaction or the Material Asset Disposition giving rise to such payment occurs, or a definitive agreement regarding such event has been executed, before or within 180 days after his death or disability or, in the case of a termination without cause, on or before the Expiration Date.

         The Farkas Employment Agreement provides that upon the occurrence of any one of several events or transactions involving Insignia set forth in the Farkas Employment Agreement (each, a "Significant Transaction"), including, but not limited to, any change of control (as defined in the Farkas Employment Agreement) of Insignia, Insignia is required to pay to Mr. Farkas an amount equal to 1.0% of the total equity market capitalization of Insignia on the date the Significant Transaction occurs. Upon the occurrence of a Significant Transaction and/or upon termination without cause, all options, warrants and restricted stock of Insignia granted to Mr. Farkas will vest immediately and be exercisable. The Farkas Employment Agreement also provides that in the event that Insignia enters into a transaction resulting in (i) a majority of the equity interest in Insignia being beneficially owned by a person or persons who is not an affiliate of Insignia, or (ii) the spin-off, sale or other disposition to a third party of one or more of Insignia's subsidiaries, divisions or operating businesses (each, a "Material Asset Disposition"), Insignia will pay to Mr. Farkas a cash bonus equal to 1.0% of the consideration received by Insignia and its stockholders as a result of such Material Asset Disposition. However, in connection with the consummation of the Merger, Mr. Farkas was entitled to receive a cash bonus equal to 1% of the consideration received by Former Parent and its stockholders. Accordingly, Insignia paid Mr. Farkas $5,049,000 after the consummation of the Merger. In addition, the Farkas Employment Agreement also provided for payment of a pro-rated portion of the 1997 bonus that Mr. Farkas received from Former Parent, based on the period from January 1, 1998 to the effective time of the Merger, and therefore Mr. Farkas received $1,500,000.

         To the extent Mr. Farkas would be subject to the excise tax under
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), on amounts or benefits to be received from Insignia required to be included in the calculation of parachute payments for purposes of Sections 280G and 4999 of the Code, the amounts of any such payments will be automatically reduced to an amount one dollar less than an amount that would subject Mr. Farkas to the excise tax under Section 4999 of the Code, provided that the automatic reduction would apply only if the reduced payments received by Mr. Farkas (after taking into account further reductions for applicable taxes) would be greater than his unreduced payments, after applicable taxes.

Stephen B. Siegel

         Insignia, Insignia/ESG and Stephen B. Siegel are parties to an employment agreement (the "Siegel Employment Agreement"), which expires on December 31, 2002, subject to earlier termination or extension as provided for in the Agreement. The Siegel Employment Agreement provides that Mr. Siegel shall serve as President of Insignia and Chairman and Chief Executive Officer of Insignia/ESG, among other duties. Under the Siegel Employment Agreement, Mr. Siegel receives (i) a base annual salary of $1,000,000, (ii) 30% of all promotional commission revenues earned, received and retained by Insignia/ESG in respect of transactions as to which Mr. Siegel has rendered services recognized by Insignia/ESG, and (iii) 50% of all net commissions in respect of agency transactions as to which Mr. Siegel has rendered services recognized by Insignia/ESG. The Siegel Employment Agreement also provides that Mr. Siegel will receive, for each year or part thereof during the employment term, an amount (up to a maximum of $400,000 annually) equal to 0.6% of the gross commissions earned, received and retained by Insignia/ESG, but only to the extent that Insignia/ESG and all of its wholly-owned subsidiaries meet or exceed its annual Net EBITDA (as defined below) budget, as established by Insignia's Compensation Committee, after reduction for all bonus compensation paid to employees of Insignia/ESG (including the imputed bonus of Mr. Siegel), all Insignia/ESG overhead allocations and all other compensation paid to Mr. Siegel, which annual Net EBITDA budget will be increased by Insignia's Compensation Committee for each subsequent year by an amount of no more than 10% of the annual Net EBITDA budget for the immediately preceding year. "Net EBITDA" means earnings before interest, taxes, depreciation and amortization, computed in accordance with generally accepted accounting principles, consistently applied. The Siegel Employment Agreement further provides that Mr. Siegel will receive for each year an annual bonus of 10%, or such lesser percentage as Insignia's Compensation Committee, in its sole and absolute discretion, shall determine, of the increase in annual Net EBITDA, reduced by all bonus compensation paid to the employees of Insignia/ESG (including the imputed bonus of Mr. Siegel), all Insignia/ESG overhead allocations and all compensation paid to Mr. Siegel over the annual Net EBITDA for the immediately preceding year.

         In addition, upon the consummation of a transaction resulting in a change in the ownership of a majority of the issued and outstanding shares of Common Stock and a change in the majority of the Insignia Board, Mr. Siegel is entitled to receive a payment in the amount of 0.5% of the consideration received by Insignia and its shareholders in such transaction (excluding the assumption of liabilities), which payment is required to be made upon the earlier of the termination of Mr. Siegel's employment with Insignia, other than for cause or voluntary termination, or the expiration of the term of the Siegel Employment Agreement.

         Former Parent made a loan to Mr. Siegel in the amount of $1,000,000. The loan, which was assumed by Insignia in connection with the Spin-Off, is being forgiven ratably over a three-year period beginning July 1, 1998 provided that Mr. Siegel remains employed by Insignia and is not in material breach of the Siegel Employment Agreement. In addition, Insignia/ESG has purchased, at

Insignia/ESG's expense, term life insurance on the life of Mr. Siegel with a death benefit of $5,000,000, the beneficiaries of which are designated by Mr. Siegel.

         The Siegel Employment Agreement provides that Mr. Siegel will not compete with either Insignia or Insignia/ESG for two years after the termination of the Siegel Employment Agreement. Upon Mr. Siegel's death, Insignia or Insignia/ESG is required to pay Mr. Siegel's estate $1,000,000 per annum during the remaining term of the Siegel Employment Agreement, not to exceed one year. If Mr. Siegel is terminated for cause (as defined in the Siegel Employment Agreement), Insignia and Insignia/ESG is required to pay Mr. Siegel his base salary, as in effect, up to and including the date on which the termination occurred. If Mr. Siegel is terminated without cause, Mr. Siegel may elect to either observe the non-compete agreement and receive the compensation provided for in the Siegel Employment Agreement until December 31, 2002 or accept other employment that violates the non-compete provision and receive $1,000,000 per year until December 31, 2002, less the aggregate compensation payable to him for such new employment.

         Upon the consummation of the Spin-Off, certain options granted to Mr. Siegel by Former Parent to purchase shares of Class A Common Stock of Former Parent were assumed by Insignia.

         Pursuant to the Siegel Employment Agreement, on September 21, 1998 Mr. Siegel received a grant of options to purchase 100,000 shares of Common Stock. In addition, Insignia has made a loan to Mr. Siegel in the amount of $999,999 to purchase shares of Common Stock which loan is secured by such shares purchased (see Item 13 herein, Certain Relationships and Related Transactions).

James A. Aston, Frank M. Garrison and Ronald Uretta

         Messrs. James A. Aston, Frank M. Garrison and Ronald Uretta are employed by Insignia pursuant to employment agreements with Insignia, effective as of September 21, 1998 (the "Executive Employment Agreements"), which provide for Mr. Aston to serve as Chief Financial Officer of Insignia, for Mr. Garrison to serve as Executive Managing Director (Mergers & Acquisitions and Investment Banking) of Insignia and for Mr. Uretta to serve as Chief Operating Officer of Insignia until September 22, 2002 (the "Expiration Time") or such earlier date as provided therein. Mr. Garrison's current title is member of the Office of the Chairman of Insignia. Mr. Uretta receives a base salary of $500,000 per year and Messrs. Aston and Garrison each receive a base salary of $400,000 per year, in each case subject to such discretionary increases as may be determined by the Insignia Board, and a bonus to be determined annually by the Insignia Board. Messrs. Aston, Garrison and Uretta also are entitled to certain perquisites. Messrs. Aston, Garrison and Uretta each has agreed that for one year after the termination of his Executive Employment Agreement, he will not solicit business from any of Insignia's customers or clients with whom he has had "material contact" (as defined in the Executive Employment Agreements) during the twelve month period preceding the date of cessation of his employment with Insignia, and he will neither solicit employees of Insignia to work for any direct competitor of Insignia nor purchase any limited partner units of partnerships controlled directly or indirectly by Insignia for two years after the termination of his Executive Employment Agreement.

         Each of the Executive Employment Agreements provides that it will be terminated in the event that any of Messrs. Aston, Garrison or Uretta, as applicable, is disabled during his employment with Insignia, whereupon Insignia is required to pay his salary through the Expiration Time and to pay all bonuses to be paid upon the occurrence of a Significant Transaction or a Material Asset Disposition (as described below) if the event giving rise to such payment occurs, or a definitive agreement regarding such event is executed, before or within 180 days after such termination. If any of Messrs. Aston, Garrison or Uretta, as applicable, dies during the term of his Executive Employment Agreement, Insignia is required to pay to his estate his salary through the Expiration Time, and to pay all bonuses to be paid upon the occurrence of a Significant Transaction or a Material Asset Disposition if the event giving rise to such payment occurs, or a definitive agreement regarding such event is executed, before or within 180 days after his death. If any of Messrs. Aston, Garrison or Uretta, as applicable, is terminated without cause, Insignia is required to pay his salary and all bonuses to be paid upon the occurrence of a Significant Transaction or a Material Asset Disposition through the Expiration Time. Upon termination without cause, or due to Messrs. Aston's, Garrison's or Uretta's death or disability, all options and warrants granted to Messrs. Aston, Garrison or Uretta, as applicable, will immediately vest and be exercisable.

         Upon the occurrence of a Significant Transaction, Messrs. Aston, Garrison and Uretta each may elect to convert his Executive Employment Agreement into a consulting agreement with substantially the same terms and conditions, except that the consulting services provided by each of Messrs. Aston, Garrison and Uretta shall be provided to Insignia at reasonable times convenient to each of them on no less than five business days' notice. The Executive Employment Agreements also provide that upon the occurrence of a Material Asset Disposition, Insignia is required to pay each of Messrs. Aston, Garrison and Uretta a cash bonus equal to 0.5% (or 0.25% if the Executive Employment Agreements are converted to consulting agreements) of the consideration received by Insignia and its stockholders as a result of such Material Asset Disposition. However, in connection with the consummation of the Merger, each of Messrs. Aston, Garrison and Uretta were entitled to a cash bonus equal to 0.25% of the consideration received by Former Parent and its stockholders. Accordingly, Insignia paid each of Messrs. Aston, Garrison and Uretta $1,262,250 after the consummation of the Merger. In addition, the Executive Employment Agreements also provided for payment of a pro-rated portion of the 1997 bonus that each of Messrs. Aston, Garrison and Uretta received from Former Parent, based on the period from January 1, 1998 to the effective time of the Merger, and therefore Messrs. Aston, Garrison and Uretta each received $375,000.

         To the extent Messrs. Aston, Garrison or Uretta would be subject to the excise tax under Section 4999 of the Code on amounts or benefits to be received from Insignia required to be included in the calculation of parachute payments for purposes of Sections 280G and 4999 of the Code, the amounts of any such payments will be automatically reduced to an amount one dollar less than an amount that would subject Messrs. Aston, Garrison or Uretta, as applicable, to the excise tax under Section 4999 of the Code, provided that the automatic reduction would apply only if the reduced payments received by Messrs. Aston, Garrison or Uretta (after taking into account further reductions for applicable taxes) would be greater than the unreduced payments to be received by Messrs. Aston, Garrison or Uretta, after applicable taxes.

COMPENSATION RELATING TO INSIGNIA'S EQUITY CO-INVESTMENTS IN REAL ESTATE

         Insignia operates an equity co-investment program which identifies investment opportunities for select clients and invests along side those clients in the ownership of qualifying properties. Certain executives of Insignia participate in the equity co-investment program and are entitled to proceeds resulting from the sale of investment properties. During fiscal 1998, Messrs. Aston, Garrison and Uretta received payments in connection with the equity co-investment program which are identified in the notes to the Summary Compensation Table.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 1998, Messrs. Denison and Zelnick (non-employee directors) served as members of the Insignia Compensation Committee. None of the Insignia Compensation Committee members or executive officers have any relationships required to be disclosed under this caption.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 15, 1999, certain information with respect to shares of Common Stock beneficially owned by each of Insignia's directors, by each of the Named Executive Officers, by all of its directors and executive officers as a group and by persons who are known to the Company to be the beneficial owners of more than five percent of the issued and outstanding shares of Common Stock. Such persons have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.

               NAME, ADDRESS AND NATURE                  NUMBER OF SHARES          PERCENT OF
                OF BENEFICIAL OWNERSHIP                 BENEFICIALLY OWNED            CLASS
                -----------------------                 ------------------            -----
Andrew L. Farkas                                            1,779,930(1)               8.2%
Insignia Financial Group, Inc.
200 Park Avenue
New York, New York  10166

Capital Group International, Inc.                           2,314,460(2)              10.7%
11100 Santa Monica Boulevard
Los Angeles, CA 90025

Capital Research and Management Company                     1,087,700(3)               5.0%
333 South Hope Street
Los Angeles, CA 90071

Gotham Partners, L.P.                                       1,334,946(4)               6.2%
110 East 42nd Street
New York, New York 10017

J. & W. Seligman & Co. Incorporated                         1,557,441(5)               7.2%
William C. Morris
100 Park Avenue
New York, New York 10017

Robert J. Denison                                             251,730(6)               1.2%

Robin L. Farkas                                               292,801(7)               1.4%

James A. Aston                                                 65,074(8)                *

Frank M. Garrison                                              28,193                   *

Andrew J.M. Huntley                                            36,437(9)                *

Robert G. Koen                                                     --                   *

Stephen B. Siegel                                             190,233(10)               *

Ronald Uretta                                                  56,021(8)                *

H. Strauss Zelnick                                              6,000                   *

All directors and executive officers as a
  group (12 individuals)                                    3,060,698                  14.2%


--------------------

(*)    Denotes less than 1%.

(1) Includes shares owned by (i) Metro Shelter Directives, Inc., (ii) Metropolitan Asset Group, Ltd., (iii) M V, Inc., (iv) F III, Inc.,
       (v) Metropolitan Partners I, L.P., and (vi) R.A.F. Resources, all of which entities are directly or indirectly controlled by Mr. Farkas.

(2) Capital Group International, Inc. ("Capital") is the parent holding company of a group of investment management companies. Capital does not have investment power or voting power over any of the securities reported herein. Capital Guardian Trust Company, a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934 and a wholly owned subsidiary of Capital, is the beneficial owner of the reported shares as a result of serving as the investment manager of various institutional accounts. The foregoing is based upon a Schedule 13G/A filed by Capital with the Securities and Exchange Commission dated March 9, 1999.

(3) Capital Research and Management Company is an investment adviser deemed to be the beneficial owner of the reported shares as a result of acting as investment adviser to various investment companies. The foregoing is based upon a Schedule 13G filed by Capital Research and Management Company with the Securities and Exchange Commission dated February 8, 1999.

(4) The number of shares of Common Stock reported to be beneficially owned by Gotham Partners, L.P. is based upon a Schedule 13G filed by Gotham Partners, L.P. with the Securities and Exchange Commission dated
       October 12, 1998.

(5) J. & W. Seligman & Co. Incorporated ("JWS") is the beneficial owner of the reported shares as a result of serving as an investment adviser. William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, also may be deemed to beneficially own the reported shares. The foregoing is based upon a Schedule 13G/A filed by JWS and Mr. Morris with the Securities and Exchange Commission dated February 9, 1999.

(6) Includes (i) 89,066 shares held by First Security Associates L.P., a limited partnership of which Mr. Denison is the sole general partner,
       (ii) 133,332 shares held by First Security Company II, L.P., a limited partnership of which Mr. Denison is the sole general partner, (iii) 266 shares held by First Security Management, Inc. ("FMS"), a corporation of which Mr. Denison is the president and sole shareholder, and (iv) 29,066 shares held by First Security International Ltd., an investment fund for which FMS serves as investment advisor..

(7) Includes 235,004 shares directly owned by R.A.F. Resources, of which Mr. Farkas is a general partner, and 6,666 shares owned by Mr. Farkas' wife, with respect to which Mr. Farkas disclaims beneficial ownership.

(8) Does not include shares of Common Stock owned by Metropolitan Partners I, L.P., a limited partnership of which Mr. Aston and Mr. Uretta are limited partners.

(9) Includes 7,834 shares subject to options which are or will become exercisable within 60 days.

(10) Includes 90,583 shares subject to options which are or will become exercisable within 60 days.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Koen, who is a director of Insignia, is a partner in the law firm Akin, Gump, Strauss, Hauer & Feld LLP, which represents Insignia or certain of its affiliates from time to time.

         Former Parent made a loan to Mr. Siegel in the amount of $1,000,000 pursuant to the terms of the Siegel Employment Agreement. The loan was assumed by Insignia when Insignia assumed the Siegel Employment Agreement in connection with the Spin-Off. The principal amount of the loan and interest thereon is being forgiven ratably over a five year period which began on July 1, 1998. The interest rate on Mr. Siegel's loan is the same as the interest rate applicable to funds borrowed by Insignia on its revolving credit facility, which rate was approximately 6.5% in December 1998. In November 1998, Insignia made a separate loan, pursuant to the Insignia Financial Group, Inc. 1998 Supplemental Stock Purchase and Loan Program (the "Supplemental Stock Purchase and Loan Program"), of $999,999 to Mr. Siegel to purchase shares of Common Stock, which loan is secured by such shares. Mr. Siegel has agreed to repay the principal amount of the loan and interest thereon (at a rate of 7.5% per annum) in 40 equal quarterly installments commencing on March 31, 1999 and ending on December 31, 2008.

         In April 1998, Insignia made a loan in the amount of $132,500 (at a rate of 8% per annum) to Adam B. Gilbert, Executive Vice President - Legal and General Counsel of Insignia, as an advance to pay taxes in connection with the vesting of a grant of 10,000 shares of Common Stock (which shares were converted into shares of Insignia's Common Stock from shares of Former Parent's Class A Common Stock upon consummation of the Spin-Off). Mr. Gilbert has repaid the entire principal amount of the loan and all interest accrued thereon.

         Pursuant to the Supplemental Stock Purchase and Loan Program, Insignia made a loan in the amount of $100,000 to Andrew J.M. Huntley, a director and a member of the Office of the Chairman of Insignia, to purchase shares of Common Stock, which loan is secured by such shares. Mr. Huntley has agreed to repay the principal amount of the loan and interest thereon (at a rate of 7.5% per annum) in 40 equal quarterly installments commencing on March 31, 1999 and ending on December 31, 2008.

         For a description of the Merger, the Spin-Off and related transactions, see Items 1 and 5 of the Form 10-K and the notes to the Consolidated and Combined Financial Statements for the year ended December 31, 1998 contained in the Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INSIGNIA FINANCIAL GROUP, INC.


Date: April 30, 1999                         /s/ Adam B. Gilbert
                                             -------------------
                                             Adam B. Gilbert
                                             Executive Vice President,
                                             General Counsel and Secretary