Form 10-Q
period 1999-03-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 1999-05-14
CIK 1067462

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                 ---------------

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

                    375 PARK AVENUE, NEW YORK, NEW YORK 10152
         (Former Name and Former Address, if Changed Since Last Report)

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

At April 30, 1999, the Registrant had 21,622,297 shares of Common Stock outstanding.

===============================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                   ----------
                                      INDEX
                                   ----------

                                                                        Page
                                                                        ----
PART I -- FINANCIAL INFORMATION

   Item 1. Condensed Consolidated Financial Statements (unaudited)

           Condensed Consolidated Statements of Income for the
               Three Months Ended March 31, 1999 and 1998 .............   2

           Condensed Consolidated Balance Sheets                          3
               at March 31, 1999 and December 31, 1998.................

           Condensed Consolidated Statements of Cash Flows                4
               for the Three Months Ended March 31, 1999 and 1998......

           Notes to Condensed Consolidated Financial Statements........   5

   Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........  11

   Item 3. Quantitative and Qualitative Disclosure of Market Risk......  21

PART II -- OTHER INFORMATION

   Item 1. Legal Proceedings...........................................  22

   Item 2. Changes in Securities and Use of Proceeds...................  22

   Item 6. Exhibits and Reports on Form 8-K............................  22

SIGNATURES ............................................................  23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INSIGNIA FINANCIAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                               ---------
                                                           1999          1998
                                                           ----          ----
REVENUES
   Real estate services                                 $ 114,264     $ 102,511
   Property operations                                        387            --
   Interest                                                 1,127           282
   Other                                                       --             8
                                                        ---------     ---------
     Total revenues                                       115,778       102,801
                                                        ---------     ---------

COSTS AND EXPENSES
   Real estate services                                   110,496        90,030
   Property operations                                        114            --
   Administrative                                           1,884         1,746
   Interest                                                   883           382
   Property interest                                          116            --
   Depreciation                                             1,107           655
   Property depreciation                                       66            --
   Amortization of intangibles                              5,251         4,529
   Merger related expenses                                  5,533            --
                                                        ---------     ---------
                                                          125,450        97,342
                                                           (9,672)        5,459

Equity earnings (losses) in real estate ventures            1,562          (476)
Minority interests                                             --            33
                                                        ---------     ---------

(LOSS) INCOME BEFORE INCOME TAXES                          (8,110)        5,016

   (Benefit) provision for income taxes                    (3,004)        2,257
                                                        ---------     ---------

NET (LOSS) INCOME                                       $  (5,106)    $   2,759
                                                        =========     =========

Per share amounts - basic:                              $    (.24)    $     .13
                                                        =========     =========
Per share amounts - assuming dilution:                  $    (.24)    $     .12
                                                        =========     =========

Weighted average common shares and
assumed conversions                                        21,542        22,368
                                                        =========     =========


-------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                          INSIGNIA FINACIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                             March 31,      December 31,
                                                               1999             1998
                                                               ----             ----
                                                           (Unaudited)         (Note)
ASSETS
   Cash and cash equivalents                                $  47,228        $  53,489
   Receivables                                                159,460          153,807
   Mortgage loans held for sale                                 9,544           18,409
   Restricted cash                                             13,923           10,468
   Property and equipment                                      31,907           27,897
   Real estate interests                                       53,091           58,196
   Property management contracts                               36,798           38,033
   Costs in excess of net assets of acquired businesses       256,891          213,829
   Other assets                                                22,185           21,361
                                                            ---------        ---------

Total assets                                                $ 631,027        $ 595,489
                                                            =========        =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                         $   9,032        $  14,367
   Commissions payable                                         55,230           56,391
   Accrued incentives                                           6,226           32,662
   Accrued and sundry liabilities                              83,853           64,388
   Mortgage warehouse line of credit                            8,447           17,915
   Notes payable                                               66,406           17,867
   Real estate mortgage notes payable                          19,027            8,656
                                                            ---------        ---------
                                                              248,221          212,246
                                                            ---------        ---------

Stockholders' Equity:
   Common Stock, par value $.01 per share - authorized
   80,000,000  shares,  21,703,430 (1999) and 21,423,646
   (1998) issued and outstanding  shares,  net of 278,600
   (1999) and 139,200 (1998) shares held in treasury              217              214
   Additional paid-in capital                                 390,200          383,075
   Retained (deficit) earnings                                 (3,450)           1,656
   Other comprehensive (loss) income                           (2,341)             141
   Notes receivable for Common Stock                           (1,820)          (1,843)
                                                            ---------        ---------
   Total stockholders' equity                                 382,806          383,243
                                                            ---------        ---------

Total liabilities and stockholders' equity                  $ 631,027        $ 595,489
                                                            =========        =========

NOTE: The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                                         1999       1998
                                                                         ----       ----
OPERATING ACTIVITIES
  Net (loss) income                                                   $ (5,106)   $  2,759
  Adjustments to reconcile net (loss) income to net cash
     used in operating activities:
     Depreciation and amortization                                       6,424       5,184
     Equity (earnings) losses                                           (1,562)        476
     Minority interest                                                      --         (33)
     Changes in operating assets and liabilities:
       Receivables                                                         675     (22,353)
       Other assets                                                     (1,043)    (10,590)
       Accounts payable and accrued expenses                           (23,760)    (14,242)
       Commissions payable                                              (1,161)      2,452
                                                                      --------    --------
  Net cash used in operating activities                                (25,533)    (36,347)
                                                                      --------    --------

INVESTING ACTIVITIES
  Additions to property and equipment, net                              (3,776)     (2,987)
  Payments made for acquisition of businesses, net of acquired cash    (37,253)    (26,634)
  Net decrease (increase) in mortgage loans held for sale                8,865      (5,110)
  Investment in real estate                                             (6,581)     (1,151)
  Distributions from real estate investments                            15,881         734
  Net (increase) decrease in restricted cash                            (6,910)      1,970
                                                                      --------    --------
  Net cash used in investing activities                                (29,774)    (33,178)
                                                                      --------    --------

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                  654          --
  Purchase of treasury stock                                            (1,794)         --
  Net (payments) advances on mortgage warehouse line of credit          (9,468)        278
  Payments on notes payable                                             (4,246)     (1,061)
  Proceeds from notes payable                                           64,025         562
  Net transactions with Former Parent                                       --      77,517
                                                                      --------    --------
  Net cash provided by financing activities                             49,171      77,296
                                                                      --------    --------
  Effect of exchange rate changes in cash                                 (125)         --
  Net (decrease) increase in cash and cash equivalents                  (6,261)      7,771
  Cash and cash equivalents at beginning of period                      53,489       5,514
                                                                      --------    --------
  Cash and cash equivalents at end of period                          $ 47,228    $ 13,285
                                                                      ========    ========

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Business

    ORGANIZATION

    Insignia Financial Group, Inc. ("Insignia" or the "Company"), headquartered in New York, New York, is the parent company of an international real estate organization. Insignia's service businesses specialize in commercial real estate services, single-family home brokerage and mortgage origination, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment, fund management and other services. As more fully described below, Insignia's principal operating units are Insignia/ESG, Inc. (international commercial property services), Realty One, Inc. (single-family home brokerage and mortgage origination) and Insignia Residential Group, Inc. (condominium and cooperative apartment management). The European operations of Insignia/ESG consist of Richard Ellis Group Limited ("REGL") and the recently acquired British real estate services firm St. Quintin Holdings Limited in the United Kingdom ("St. Quintin") (together with REGL, "Richard Ellis St. Quintin" or "RESQ"), Insignia RE GmbH in Germany and Insignia RE SpA in Italy (collectively the "Insignia Businesses").

    Through Insignia/ESG, Insignia provides a broad spectrum of commercial real estate services, including tenant representation, property leasing and management, property disposition and acquisition, investment sales, debt placement, equity co-investment, development and consulting services. Insignia/ESG provides these services for tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. Insignia/ESG is among the leading providers of commercial real estate services in the United States. Insignia/ESG enjoys a leadership market position in the New York metropolitan area, and also maintains a significant market position in property owner and/or tenant services in Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and other major central business districts. In all, Insignia/ESG has operations in 49 markets in the United States. Insignia/ESG also has growing international capabilities, which allow it to meet clients' expanding global needs, through RESQ in the United Kingdom, Insignia RE GmbH in Germany and Insignia RE SpA in Italy. RESQ is among the leading property services companies in the United Kingdom, with offices in London, Manchester, Glasgow, Birmingham, Leeds, Liverpool, Belfast and Jersey.

    Through Realty One, Insignia operates a full-service single-family residential brokerage and mortgage loan origination business in northern Ohio. Realty One is the eighth largest (based on unit volume) residential real estate brokerage firm in the United States according to Real Trends "Big Broker Report" published in May 1999. Realty One handled more than 21,300 transactions valued at over $3.1 billion in 1998. First Ohio Mortgage Corporation, a mortgage loan affiliate of Realty One, originates single-family home mortgages for Realty One clients and third parties. A transaction is measured by closed transaction "sides," which means either the listing or selling of a closed transaction. Each side closed is a commissionable event to the broker responsible for that side of the transaction.

    Insignia's subsidiary, Insignia Residential Group, is the largest manager of cooperatives and condominiums in the New York metropolitan area, according to the January 1999 issue of New York Habitat, and one of the largest apartment managers in the U.S. Insignia Residential Group manages over 300 residential properties, consisting of cooperatives, condominiums and rental properties, comprising more than 60,000 residential units.

    SPIN-OFF

    Insignia, which was incorporated under the laws of the state of Delaware on May 6, 1998 (formerly known as Insignia/ESG Holdings, Inc.), originally was a wholly owned subsidiary of a company known as Insignia Financial Group, Inc. ("Former Parent"). On September 21, 1998, Former Parent effected the spin-off of Insignia through a pro rata distribution (the "Spin-Off" or "Distribution") to the holders of common stock of Former Parent of all the outstanding common stock, par value $0.01 per share, of Insignia ("Insignia Common Stock"). On October 1, 1998, Former Parent (which then consisted solely of businesses and assets relating to multi-family residential real estate) merged into Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), with

AIMCO being the surviving corporation (the "Merger"). On November 2, 1998, Insignia assumed the name of Former Parent, "Insignia Financial Group, Inc.", and reclaimed Former Parent's original New York Stock Exchange symbol, "IFS." Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number at that address is (212) 984-8000.

2.  Interim Financial Information

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The financial results for the three months ended March 31, 1998 present the results of operations of the Insignia Businesses spun-off from Former Parent in September 1998 as if the Spin-Off occurred at the beginning of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on net income.

4.  Stock Repurchase

    On October 27, 1998, Insignia announced the approval of a program to repurchase up to $10 million of outstanding Insignia Common Stock. At March 31, 1999, 278,600 shares of Insignia Common Stock had been repurchased at an aggregate cost of approximately $3.6 million.

5.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. Due to the net loss for the first quarter of 1999, the exercise of options and warrants is not assumed as the result would be anti-dilutive. The per share data for the three months ended March 31, 1998 is presented on a pro forma basis assuming the Spin-Off occurred at the beginning of the year.

                                              Three Months Ended
                                                   March 31,
                                                   ---------
                                             1999            1998
                                             ----            ----
                                     (In thousands, except per share data)
BASIC
Average common shares outstanding            21,542          20,818
Assumed conversions                              --              --
                                           --------        --------
Total                                        21,542          20,818
                                           ========        ========
Net (loss) income                          $ (5,106)       $  2,759
                                           --------        --------
Per share amounts - basic:                 $   (.24)       $    .13
                                           ========        ========

DILUTED
Average common shares outstanding            21,542          20,818
Assumed conversions                              --           1,550
                                           --------        --------
Total                                        21,542          22,368
                                           ========        ========
Net (loss) income                          $ (5,106)       $  2,759
                                           --------        --------
Per share amounts - assuming dilution:     $   (.24)       $    .12
                                           ========        ========

6.  Segment Data

    Insignia is a fully integrated real estate services company with operations in two principal reportable segments: commercial services and residential services. The commercial services segment provides a diversified array of services including the following: tenant representation, agency leasing, investment sales, property management, consulting, brokerage and development. Additionally, the commercial services segment includes real estate operations, consisting primarily of ownership in co-investment partnerships and property held for development. The residential services segment provides property management services, real estate brokerage, mortgage origination and escrow services. "Other" represents unallocated corporate administration of the Company. Assets included in "Other" consist primarily of cash and property and equipment. These financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.


March 31, 1999                           Commercial   Residential      Other       Total
--------------                           -------------------------------------------------
                                                             (In thousands)
REVENUES:
   Real estate services                   $  90,056    $  24,208    $      --    $ 114,264
   Property operations                          387           --           --          387
   Interest                                     349          207          571        1,127
   Other                                         --           --           --           --
                                         -------------------------------------------------
                                             90,792       24,415          571      115,778
                                         -------------------------------------------------
 COSTS AND EXPENSES:
   Real estate services                      85,363       25,133           --      110,496
   Property operations                          114           --           --          114
   Administrative                                --           --        1,884        1,884
   Interest                                     438          222          223          883
   Property interest                            116           --           --          116
   Depreciation                                 662          440            5        1,107
   Property depreciation                         66           --           --           66
   Amortization of intangibles                4,392          859           --        5,251
   Merger related expenses                    5,533           --           --        5,533
                                         -------------------------------------------------
                                             96,684       26,654        2,112      125,450
                                         -------------------------------------------------
                                             (5,892)      (2,239)      (1,541)      (9,672)

Equity earnings in real estate ventures       1,562           --           --        1,562

LOSS BEFORE INCOME TAXES                     (4,330)      (2,239)      (1,541)      (8,110)
Benefit for income taxes                     (1,394)        (963)        (647)      (3,004)
                                         =================================================
NET LOSS                                  $  (2,936)   $  (1,276)   $    (894)   $  (5,106)
                                         =================================================

Total assets                              $ 499,581    $  86,131    $  45,315    $ 631,027
Real estate interests                        53,091           --           --       53,091

March 31, 1999                          Commercial  Residential      Other       Total
--------------                          ------------------------------------------------
                                                             (In thousands)
REVENUES:
   Real estate services                 $  78,158    $  24,353    $      --    $ 102,511
   Interest                                    91          178           13          282
   Other                                        8           --           --            8
                                        ------------------------------------------------
                                           78,257       24,531           13      102,801
                                        ------------------------------------------------
COSTS AND EXPENSES:
   Real estate services                    65,722       24,308           --       90,030
   Administrative                              --           --        1,746        1,746
   Interest                                    96          286           --          382
   Depreciation                               368          287           --          655
   Amortization of intangibles              3,641          888           --        4,529
                                        ------------------------------------------------
                                           69,827       25,769        1,746       97,342
                                        ------------------------------------------------
                                            8,430       (1,238)      (1,733)       5,459

Equity losses in real estate ventures        (476)          --           --         (476)
Minority interests                             33           --           --           33

INCOME (LOSS) BEFORE INCOME TAXES           7,987       (1,238)      (1,733)       5,016
Provision (benefit) for income taxes        3,517         (532)        (728)       2,257
                                        ================================================
NET INCOME (LOSS)                       $   4,470    $    (706)   $  (1,005)   $   2,759
                                        ================================================

Total assets                            $ 343,442    $  90,470    $  16,995    $ 450,907
Real estate interests                      19,637           --           --       19,637

Certain geographic information for Insignia is as follows:

                      Three Months Ended         Three Months Ended
                        March 31, 1999             March 31, 1998
                   ------------------------------------------------------
                                 Long-Lived                  Long-Lived
                    Revenues       Assets       Revenues       Assets
                   ------------------------------------------------------
                                           (In thousands)

United States          $ 97,644   $223,323       $95,102      $197,753
United Kingdom           17,675    102,273         6,997        69,803
Other countries             459         --           702         2,689
                   ======================================================
                       $115,778   $325,596      $102,801      $270,245
                   ======================================================

7.  1999 Acquisitions

    Insignia acquired the following companies in the first quarter of 1999. These acquisitions were accounted for as purchases.

    Lynch Murphy Walsh & Partners

    On March 1, 1999, Insignia acquired Lynch Murphy Walsh & Partners ("Lynch Murphy"), a provider of commercial real estate services located in Boston, Massachusetts. Lynch Murphy specializes in brokerage services, including representation of tenants and landlords, investment sales and debt placements, valuation services and advisory/consulting services. The base purchase price was $12.0 million, all of which was paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10.0 million is contingent on the future performance of Lynch Murphy.

    St. Quintin Holdings Limited

    On March 5, 1999, Insignia acquired St. Quintin, a British real estate services firm headquartered in London. The operations of St. Quintin have been merged with REGL. The base purchase price was approximately $32.0 million. Additional purchase consideration of up to approximately $12.0 million is contingent on the future performance of St. Quintin. The purchase was funded with approximately $24.3 million in borrowings under Insignia's revolving credit facility, the issuance of 305,981 shares of Insignia Common Stock and assumed options to purchase 611,962 shares of Insignia Common Stock.

    Other Information

    Pro forma results of operations for the three month periods ended March 31, 1999 and 1998, assuming consummation of the St. Quintin (1999) and REGL (1998) acquisitions as of January 1, 1998, are as follows:


                                                    Three Months Ended
                                                         March 31,
                                                         ---------
                                                 1999                1998
                                                 ----                ----
                                          (In thousands, except per share data)

Revenues                                      $121,984             $119,963
                                              ========             ========

Net (loss) income                             $ (5,097)            $  2,906
                                              =========            ========

Per share amounts - assuming dilution         $   (.24)            $    .13
                                              =========            ========

8.  Merger Related Expenses

    In connection with the acquisition of St. Quintin and its subsequent merger with REGL, the Company incurred a one-time charge of $5.5 million in the first quarter of 1999. This charge reflects the provision for the costs of subleasing excess office space of REGL being vacated as a result of combining the operations and, to a lesser extent, severance costs. The merged operations of Richard Ellis St. Quintin are expected to achieve significant operating synergies and economies of scale in future periods once the migration onto a single consolidated platform is completed later in 1999.

9.  Comprehensive Income

    In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive income (loss) for the three months ended March 31, 1999 was a loss of approximately $7.6 million, consisting of a $5.1 million reported net loss and $2.5 million in foreign currency translation losses attributable substantially to the British Pound. These foreign currency translation losses were a result of a decline in the exchange rate from $1.6587 at December 31, 1998 to $1.6120 at March 31, 1999. No differences existed between net income and comprehensive income for the three months ended March 31, 1998.

10. Material Contingencies

    The Company and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Such lawsuits are primarily insured claims arising from accidents at managed properties. Claims may result in substantial compensatory and punitive damages. Management believes that such lawsuits will be resolved without material loss to the Company or its subsidiaries.

         Pursuant to the Merger Agreement, Insignia and AIMCO are required to settle in cash any differences between the actual adjusted net liabilities of Former Parent on the date of the Merger and the $458 million of such adjusted net liabilities stipulated in the Merger Agreement. Settlements may be made based upon information available through March 31, 1999, except as to income taxes, as to which settlement is to be made with respect to any amounts attributable to periods ending on or before the October 1, 1998 Merger date. The parties are currently in settlement negotiations, which, if unsuccessful, will prompt arbitration. Although there may be adjustments to the amounts estimated on the Merger date (which would be recorded as an adjustment to shareholders' equity), any such adjustments are expected to be immaterial.


11. Equity

     During the three month period ended March 31, 1999, the Company had the following changes in stockholders' equity:

    a) Exercise of stock options representing 90,813 shares of Insignia Common Stock at exercise prices ranging from $0.01 to $11.72 per share.

    b) Issuance of 22,390 shares of Insignia Common Stock for vested restricted stock awards.

    c)  Net loss of $5,106,000 for the three months ended March 31, 1999.

    d)  Accrued compensation of $167,000 relating to restricted stock awards.

    e) Repurchase of 139,400 shares of Insignia Common Stock at an average price of $12.89 per share (or approximately $1.8 million in the aggregate).

    f) Issuance of 305,981 shares of Insignia Common Stock and the assumption of options to purchase up to 611,962 shares of Insignia Common Stock (at a price of $6.575) pursuant to the St. Quintin acquisition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

    Insignia is among the leading providers of real estate services in the United States, with a growing presence in Europe. Insignia, which provides a diversified array of commercial and residential real estate services, reported total service revenues of $114.3 million for the first quarter of 1999, reflecting a 11% gain over the first quarter of 1998.

    In the first quarter of 1999, the commercial real estate services business was comprised of Insignia/ESG's United States operations, Richard Ellis St. Quintin in the United Kingdom, Insignia RE GmbH in Germany and Insignia/CAGISA in Italy. These commercial businesses reported aggregate service revenues of $90.1 million for the first quarter of 1999, accounting for approximately 79% of the Company's total service revenues for the period.

    With the further expansion of the commercial services businesses in Europe through the acquisition and operational merger of St. Quintin with REGL in March 1999, Insignia continues to strengthen its position as a leader in commercial real estate services internationally. Richard Ellis St. Quintin, with combined pro forma annual revenues expected to exceed $100 million, has propelled Insignia to a "top three" market position in the United Kingdom. The combined strength of RESQ in London and Insignia/ESG in New York gives Insignia a commanding position in two of the world's most important global business centers.

    In March 1999, Insignia sold its 60% interest in Insignia/CAGISA with the purchase price approximating estimated disposition value as determined at December 31, 1998. The strategic decision to dispose of this investment was made in light of the Company's sale of the substantial majority of its residential business to AIMCO in October 1998. Insignia has retained its Italian commercial real estate services through an entity in formation to be known as Insignia RE SpA.

    The residential services business is comprised of Realty One, a single-family home brokerage and mortgage loan origination business, and Insignia Residential Group, a New York based cooperative and condominium apartment services business. Realty One, located in Cleveland, Ohio, is the largest provider of residential real estate brokerage services in Ohio and the eighth largest (based on unit volume) in the United States according to Real Trends "Big Broker Report" published in May 1999. Insignia Residential Group is the largest provider of management services to cooperative and condominium owners in the New York metropolitan area, with a total portfolio of more than 60,000 units as of March 31, 1999. Residential operations reported aggregate service revenues of $24.2 million for the first quarter of 1999.

    In addition to providing real estate services, Insignia also pursues opportunities to purchase real estate assets offering above-average return potential, primarily through co-investment ventures with its institutional partners and property held for development. At March 31, 1999, Insignia owned interests in 17 co-investment partnerships owning an aggregate 5 million square feet of commercial property and 3,500 multi-family apartment units and held interests as owner and developer of four office and industrial projects in various stages of development. Additionally, Insignia owns a 100% interest in a 155,000 square foot retail property located in Norman, Oklahoma that is consolidated in the Company's financial statements at March 31, 1999. All real estate ownership operations are managed as a component of the Company's commercial services business.

    Insignia's primary objective is to increase earnings and stockholder value through internal organic growth and the acquisition of select businesses. In addition to net income, Insignia uses EBITDA (defined as real estate service revenues less direct expenses and administrative costs), Net EBITDA (defined as income before depreciation, amortization, income taxes and non-recurring one-time charges) and Net EBITDA less income taxes, as measures of the Company's financial performance.

BASIS OF PRESENTATION

    The comparative financial results for the first quarter of 1998 present the results of operations of the Insignia Businesses spun-off from Former Parent in September 1998 as if the Spin-Off occurred at the beginning of the year. Administrative expenses in 1998, which included, among other things, investment banking, information technology, legal, finance, accounting and facilities expenses of the Former Parent, were allocated to Insignia for all periods prior to the Spin-Off. These administrative allocations, which totaled $1.75 million for the three months ended March 31, 1998, were based on detailed analysis of the operations of Former Parent using various methods, including employee headcount, acquisition activities and estimated management time devoted to the operations of the Insignia Businesses. In the opinion of management, the methods used for allocating expenses are reasonable.

FINANCIAL CONDITION

    Total assets increased by $35.5 million to $631.0 million at March 31, 1999. The primary source of the increase was the March 1999 acquisitions of Lynch Murphy in Boston and St. Quintin in the United Kingdom. These acquisitions, which were substantially comprised of goodwill, fueled the increase in costs in excess of net assets of acquired businesses of approximately $43.1 million. Liabilities increased by $36.0 million to $248.2 million at March 31, 1999. The increase is due substantially to acquisition financing and assumed liabilities in connection with the 1999 acquisitions mentioned above.

RESULTS OF OPERATIONS

    The following table sets forth certain data derived from the Company's condensed consolidated statements of income for the three month periods ended March 31, 1999 and 1998, respectively.

                                       Three Months Ended
                                            March 31,
                                            ---------
                                        1999         1998
                                        ----         ----
                                         (In thousands)
REVENUES:
    Insignia/ESG                     $  72,235    $  70,558
    European                            17,821        7,600
    Realty One                          17,477       18,148
    Insignia Residential Group           6,731        6,205
                                     ---------    ---------
       Real estate services            114,264      102,511
                                     ---------    ---------

COST AND EXPENSES:
    Real estate services               110,496       90,030
    Administrative                       1,884        1,746
                                     ---------    ---------

EBITDA - REAL ESTATE SERVICES (1)        1,884       10,735

    Real estate FFO (2)                    970          366
    Interest and other income            1,127          290
    Interest expense                      (883)        (382)
    Minority interests                      --           33
                                     ---------    ---------

NET EBITDA (1)                           3,098       11,042

    Income tax benefit (provision)       1,289       (2,257)
                                     ---------    ---------

NET EBITDA LESS INCOME TAXES (1)         4,387        8,785

    Merger related expenses             (5,533)          --
    Tax benefit                          1,715           --

    Depreciation                        (1,107)        (655)
    Amortization of intangibles         (5,251)      (4,529)
    Depreciation - real estate          (1,138)        (842)
    Gains on sale of real estate         1,821           --
                                     ---------    ---------

NET (LOSS) INCOME                    $  (5,106)   $   2,759
                                     =========    =========


(1) Neither EBITDA, Net EBITDA nor Net EBITDA less income taxes, as disclosed above, should be construed to represent cash provided by operations pursuant to generally accepted accounting principles ("GAAP"). These measures are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms.

(2) Funds From Operations ("FFO") is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment.

    Insignia reported total service revenues and Net EBITDA for the first quarter of 1999 of $114.3 million and $3.1 million, respectively. These results represented an increase of 11% in service revenues and a decline of 72% in Net EBITDA compared to the first quarter of 1998. The decline in Net EBITDA was primarily a result of the following factors: the shortage of large brokerage transactions in the New York marketplace (in comparison to the high volume experienced in 1998); seasonal factors at Realty One which resulted in a reversion to historical selling patterns in the first quarter of 1999; and the slower than expected recovery in the hotel sales market. Earnings for 1999 were further adversely affected by a one-time charge of $5.5 million for merger related expenses, primarily the provision for costs relating to excess office space intended to be subleased, resulting from the March 1999 operational merger of St. Quintin and REGL. As a result of the foregoing, earnings and per share results for the three months ended March 31, 1999 declined significantly from the prior year to a net loss of $5.1 million and a per share loss of $0.24.

    Although it was anticipated that results for the first quarter of 1999 would be materially below the levels experienced in the first quarter of 1998, actual results were below management's most conservative expectations. The Company believes that these results are not characteristic of the Company's expected performance for the 1999 year, as operating indicators remain strong in virtually every business category and across geographic regions. Following is a more in-depth discussion of the operating results for each the Company's business segments.

Commercial Real Estate Operations

    Real Estate Services

    Commercial real estate services are conducted in the United States through Insignia/ESG; in the United Kingdom through Richard Ellis St Quintin; and through Insignia entities in Germany and Italy. Revenues increased by 15% to $90.1 million compared to the first quarter of 1998. In Europe, revenues increased from $7.6 million in 1998 to $17.8 million. This increase is attributable to the inclusion of a full quarter of revenues for REGL (compared to one month in 1998), the acquisition of St. Quintin in early March 1999 and the opening of an office in Frankfurt, Germany in June 1998.

    Domestic revenues increased $1.7 million to $72.2 million. Included in the increase in revenues are acquisitions in Philadelphia (Jackson-Cross), Boston (Lynch Murphy) as well as an international hotel brokerage business (Hotel Partners). These acquired businesses contributed $5.9 million to revenues for the first quarter of 1999. Year on year revenue gains for the first quarter were recorded in all domestic regions except for the New York tri-state area. Revenues in this market declined by $12 million to $32 million. While the first quarter is typically the weakest quarter in a year, the first quarter of 1998 was the best quarter of that year in New York, as a disproportionate number of the larger transactions of 1998 closed in that quarter.

    EBITDA produced by the commercial real estate services segment was $4.7 million compared to $12.4 million in the first quarter of 1998. Substantially all of the decline in EBITDA is attributable to the revenue reduction in the New York market and a loss recorded by Hotel Partners. Management believes that this decline is the result of seasonal factors in the New York market (which are different from those of 1998) and the continued slow recovery of capital transactions in the hotel sector, which saw a number of transactions originally scheduled for March closings postponed until the second quarter.

    Real Estate Ownership

    Insignia's strategy of co-investing with its institutional partners in real estate assets that offer above-market return potential continued to produce strong results. FFO from real estate operations produced increases of 165% to $970,000 for the first quarter of 1999 versus $366,000 for the first quarter of 1998. This increase was achieved as a result of the continued strategy of purchasing minority equity interests in selected real estate assets in partnership with institutional clients, coupled with improved operating results of existing co-investment properties.

    Insignia reported equity earnings from real estate ownership of approximately $1.6 million for the first quarter of 1999 compared to a loss of $476,000 for the same period of 1998. These earnings included realized gains of $1.8 million on the disposition of four assets during the quarter. The Company's interests in these three properties: Northpoint Central, a 177,000 square foot office building in Houston, TX; Courtyard Plaza, a 190,000 square foot shopping center near San Antonio, TX; and Bingham IV and V, a 301,000 square foot two-building complex in Detroit, MI, were held for an average of 24 months. The difference between real estate FFO and equity earnings represents depreciation of real estate, gains or losses from sales of property and provisions for impairment.

    Development properties will collectively comprise more than 800,000 square feet of leasable space upon completion of construction.

    Residential Services

    Residential services consist of Realty One, which provides single family home brokerage and related mortgage services in northern Ohio, and Insignia Residential Group, which manages cooperatives, condominiums and apartments in the greater New York metropolitan area. These businesses produced service revenues of $24.2 million for the first quarter of 1999, reflecting a decline of 1% from the prior year. The slight decline in operating results for 1999 was primarily due to the mild winter of 1997-1998 in Northern Ohio, which propelled sales of Realty One in 1998 to levels significantly above historical norms. Realty One's first quarter results for 1999 were affected by a more normal seasonal climate, which contributed substantially to a 4% decline in revenues from 1998 first quarter results. Insignia Residential Group's operations, which produced revenue increases of 8% over the first quarter of 1998 to $6.7 million in 1999, were favorably impacted by the expansion of its total portfolio with the addition of eight new property management assignments in the first quarter of 1999.

    EBITDA in the residential services segment declined from approximately breakeven in the first quarter of 1998 to a loss of $900,000 in the first quarter of 1999. Most of the change is due to Realty One for which the unusually mild winter of 1998 caused first quarter results to significantly exceed expectations. First quarter 1999 results approximated management's expectations. In addition, higher occupancy costs arising from the late 1998 headquarters relocation caused Insignia Residential Group's EBITDA to decline by $200,000 compared to the same quarter 1998.

    Other Expenses Affecting Net Income

    Administrative costs increased by 8% over 1998 levels to $1.9 million in the first quarter of 1999. Administrative costs for the first quarter of 1998 consisted entirely of allocations of Former Parent overhead costs.

    Interest expense increased 131% to $883,000 in the first quarter of 1999. The increase is primarily attributable to first quarter borrowings on the Company's revolving credit facility in connection with the March 1999 acquisitions of Lynch Murphy and St. Quintin. Interest expense of $382,000 in the first quarter of 1998 was comprised of interest on Realty One borrowings, principally under its warehouse line used in the origination of loans for sale, and REGL borrowings substantially secured by restricted cash deposits. The results for 1998 do not include any interest expense allocation from the indebtedness of Former Parent.

    Depreciation and amortization charges increased 24% to $6.4 million in the first quarter of 1999 compared to $5.2 million in the first quarter of 1998. This increase relates to depreciation charges on property and equipment purchases over the past year and amortization of costs in excess of net assets of acquired businesses, most notably REGL, Jackson Cross and Hotel Partners in 1998.

    Results for the first quarter of 1999 include a one-time charge of $5.5 million for merger related expenses incurred in connection with the March 1999 acquisition of St. Quintin and its subsequent merger with the existing operations of REGL. As previously noted, this one-time charge substantially relates to the provision for costs associated with excess office space to be subleased.

    Income taxes for the first quarter of 1999 reflect a benefit of $3.0 million, approximately $1.7 million of which is attributable to the one-time charge of $5.5 million for merger related expenses of Richard Ellis St. Quintin.

LIQUIDITY AND CAPITAL RESOURCES

    Insignia's liquidity and capital resources consist of its cash, cash provided from operations and available credit under its $185 million revolving credit facility. At March 31, 1999, Insignia's total indebtedness included approximately $45 million outstanding on this facility, notes issued to sellers of acquired businesses of $9.4 million, a $8.4 million note financing single family mortgages held for sale, mortgage notes of $19 million (which are non-recourse to the Company) on controlled real estate assets and other debt of subsidiaries totaling $12.1 million.

    Unrestricted cash at March 31, 1999 was $47.2 million, compared to $53.5 million at December 31, 1998. The Company uses Net EBITDA and Net EBITDA minus income taxes as measures of liquidity and working capital provided by operations. The Company reported Net EBITDA of $3.1 million and $11.0 million for the first quarters of 1999 and 1998, respectively. Net EBITDA minus income taxes was $4.4 million and $8.8 million for the first quarters of 1999 and 1998, respectively. As compared to net income, the Net EBITDA measures effectively eliminate the impact of certain non-cash charges such as depreciation, amortization of intangible assets relating to acquisitions and other non-recurring charges. Management believes that the presentation of such supplemental measures enhance a reader's understanding of the Company's operating performance, as they provide a measure of generated cash available for use to service debt and for other required or discretionary purposes. As previously noted, the year over year decline in these measures is primarily due to seasonal factors resulting in operating shortfalls of Insignia/ESG and Realty One (compared to prior year) that are expected to be recovered over the course of 1999.

    Net cash used in operating activities was approximately $25.5 million in the first quarter of 1999 compared to $36.3 million in the comparable period of 1998. Cash from operations is generally negative during the first quarter of each year as a result of annual incentive payments with respect to the preceding year and seasonal factors affecting transactional revenues (see also "Nature of Operations" below).

    Capital expenditure requirements are not normally extensive, consisting primarily of periodic computer, furniture and fixture replacements. Capital expenditures are typically incurred in connection with acquisitions or other personnel additions. Capital expenditures in the first quarter of 1999, which totaled approximately $3.8 million, consisted primarily of leasehold improvements and furniture and fixtures from office relocation and expansion and computer and management system costs.

    Insignia anticipates incurring significant capital expenditures over the remainder of 1999 as costs are expected to continue to exceed amounts that Insignia considers the normal needs of the business. Insignia/ESG continues the development and implementation of accounting and management systems intended to move its business (domestically and internationally) onto a single platform. Substantial implementation in the United States is ongoing with related capital expenditures of more than $850,000 in the first quarter of 1999. International implementation is expected to be initiated subsequent to 1999. Realty One commenced a program in 1999 to substantially improve its broker productivity and target marketing systems with related expenditures exceeding $500,000 in the first quarter of 1999. Insignia Residential Group, which commenced the implementation of new computer systems for its cooperative and condominium management business, incurred over $300,000 in capital expenditures during the first quarter of 1999.

    Insignia expects to use cash on hand and net cash provided by operating activities to fund capital expenditures primarily for computer related purchases, acquisitions (including the payment of contingent payments earned) and to make principal payments on the Company's outstanding indebtedness. The Company anticipates that its existing sources of liquidity, including cash on hand, operating cash flows and available credit under its revolving credit facility, will be sufficient to meet the Company's working capital and capital replacement needs for the foreseeable future and, in any event, for at least the next twelve months. The Company's working capital needs are reassessed on a routine basis and as acquisitions are identified and pursued.

    Insignia expects to use all or a portion of its Net EBITDA remaining after capital expenditures and taxes, together with its unused credit facilities, to finance selective acquisitions in its existing business lines and complementary businesses, and to expand its real estate ownership.

THE YEAR 2000 ISSUE

    Introduction

    The Year 2000 issue relates to the inability of many computer systems to recognize dates for the Year 2000 and afterward. Systems that use only two digits to designate a year (e.g., 2000 is entered as "00"), can malfunction when dates are used in processing data and recalling data from storage. The problems arising from such programming have come to be known as "Year 2000" or the "Year 2000 Issue." The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000. If not addressed, the impact on operations and financial reporting may range from minor errors to significant system failures or miscalculations causing disruptions of operations, including such things as a temporary inability to process transactions, pay invoices or conduct similar routine business operations without interruption.

    State of Readiness

    Former Parent began addressing the Year 2000 Issue prior to the September 1998 Spin-Off. Insignia, under the guidance of its Year 2000 Program team, has developed a phased Year 2000 readiness plan to address its internal systems that are comprised of both information technology ("IT") and non-IT systems. The plan consists of seven key phases, which include awareness, inventory, risk assessment, remediation, quality assurance, implementation and contingency planning. The Company has substantially completed its awareness phase and will continue this phase through December 31, 1999 to maintain a heightened sense of awareness to the Year 2000 Issue. The Company, with the assistance of an outside consultant, has substantially completed its comprehensive inventory of its internal IT systems and is currently engaged in an assessment of those systems.

    Insignia believes that its planned upgrade of existing IT systems and/or conversions to new systems will enable it to address the Year 2000 Issue without material operational difficulties. Over the second half of 1998, the Company continued its purchase and implementation of a new generation of computer systems for the condominium/cooperative management business, new financial systems for its international commercial services businesses and an upgrade to its broker productivity and target marketing systems for its single-family home brokerage business. The implementation of these new and upgraded systems will continue and is expected to be completed and tested for quality assurance by November 1999. Insignia is working on its assessment of the Year 2000 readiness of its IT systems as it assembles the results of its comprehensive asset inventory. Substantial completion of the Company's assessment phase of its IT systems is anticipated by mid-year 1999. Based upon the results of the assessment phase, the Company will determine the appropriate levels of remediation and the areas in which detailed contingency planning will be required. The remediation phase of the Company's IT systems is anticipated to be completed by the end of the third quarter or the early part of the fourth quarter of 1999. The Company expects to complete the remediation of its technical infrastructure first, with remediation of its mission critical applications to be completed shortly thereafter. Insignia is also assessing its exposure to the Year 2000 issues other than those associated to its internal IT systems in order to develop a plan and contingencies to address these risks. This assessment plan includes consideration of the Company's leased facilities (including embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery at such facilities), third party vendors and service suppliers.

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

    Costs to Address the Company's Year 2000 Issues

    The Company expects its unreimbursed out of pocket Year 2000 costs through fiscal 1999, including the costs of external consultants and technical resources, to be approximately $3.5 million (inclusive of approximately $2.0 million in capital expenditures). Approximately $900,000 of that amount has been incurred through March 31, 1999. The Company plans to fund its Year 2000 effort with operating cash flows and cash on hand. Several factors that could impact the Company's ability to make the necessary modifications or replacements include, but are not limited to, the availability and cost of trained personnel and the ability of such personnel to locate and correct all relevant computer codes or to replace embedded computer chips in affected systems. If such modifications are not completed on a timely basis or are substantially more costly to implement than anticipated, the Company's business, financial condition and results of operations could be materially adversely affected.

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

ACQUISITIONS

    Insignia, which completed two strategic acquisitions in the first quarter of 1999, is continually evaluating acquisition opportunities in pursuit of its global growth strategy. This strategy focuses on the development of each of its international and domestic businesses, while simultaneously seeking principal opportunities to invest capital in real estate assets in partnership with its clients. Such undertakings are expected in both commercial and residential real estate assets and services. Insignia also expects that it may pursue opportunities to diversify its lines of business and investment objectives as circumstances and opportunities change. Due to the substantial non-cash amortization incurred by the Company as a result of purchased goodwill and other intangibles, depreciation of real estate, and interest expense charges associated with acquisition financing, past and future acquisitions may adversely affect net income.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after

December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application should be reported as the cumulative effect of a change in accounting principles and expensed in the first quarter in the year of adoption. At March 31, 1999, Insignia had no amounts capitalized that are affected by the requirements of SOP 98-5.

    In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). Under SOP 98-1, qualifying computer software costs are required to be capitalized and amortized to income over the software's estimated useful life. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 has not had a material effect on the Company.

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

IMPACT OF INFLATION AND CHANGING PRICES

    Inflation has not had a significant impact on the results of operations of Insignia (or Former Parent) in recent years and is not anticipated to have a significant negative impact in the foreseeable future. Insignia's exposure to market risk from changing prices consists primarily of fluctuations in rental rates of properties managed, market interest rates on residential mortgages and debt obligations, real estate property values, and foreign currency fluctuations of its European operations.

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

NATURE OF OPERATIONS

    Revenues from tenant representation, investment sales, debt placements, agency leasing and single family home brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and business and capital market conditions. The Company's quarterly results, particularly revenues and earnings, are materially impacted by such seasonal and other factors.

    Consistent with the industry in general, the commercial services segment has historically experienced its lowest quarterly operating results in the first quarter of each year as a result of the desire of clients to complete transactions by calendar year-end. This phenomenon generally results in higher revenues and income in the last half of the year and a lull in transactional activity and corresponding operating results during the first quarter.

    As previously noted, operating results in the first quarter of 1998 significantly exceeded historical norms due to an unusual volume of large leasing transactions in the commercial segment (principally in the New York marketplace), while the fourth quarter of 1998 experienced lower than normal activity because of adverse conditions in capital markets. The first quarter results in 1999 reflect the reversion of results to historical seasonal patterns, as well as some continued impact from the late 1998 capital market conditions.

    The residential services segment is materially impacted by the seasonal factors of Realty One's home brokerage and mortgage origination business. Due to the geographic location of Realty One's operations in Ohio, weather conditions have historically had an adverse effect on single family home sales resulting in operating losses during the first quarter of each year. The volume of Realty One's home brokerage and mortgage transactions typically peak during the spring and summer months, coinciding with both weather conditions and the increased tenancy for moving between school years, resulting in higher revenues and earnings during the second and third quarters of each year.

    A significant portion of the expenses associated with transactional activities in the commercial and residential segments is directly correlated to revenue. As a consequence of the seasonality of revenues, the Company's income is normally expected to be lowest in the first quarter and highest in the fourth quarter of each year. Insignia continues to believes that its large, diversified client base, geographical reach, overall size and number of annual transactions help to minimize the impact of seasonality and other changes in business and capital market conditions on annual revenues and earnings.

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

    The Company's interest income and expense are most sensitive to the changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. Interest rates are sensitive to many factors' including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. Based on prevailing interest rates at March 31, 1999, a 1% increase or decrease would not have a material impact on the Company.

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

    All such forward-looking statements speak only as of the date of this report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

    The information called for by this item is provided under the caption "Market Risk and Risk Management Policies" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note 10 in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.

Item 2.  Changes in Securities and Use of Proceeds

     b) Sale of Unregistered Equity Securities Pursuant to Regulation S

        In exchange for 100% of the stock of St. Quintin Holdings Limited, on March 5, 1999, the Company issued 305,981 shares of Insignia Common Stock and assumed options to purchase up to 611,962 shares of Insignia Common Stock at a price of $6.575 per share previously granted under the St. Quintin Holdings Limited 1999 Unapproved Share Option Scheme, together valued at approximately $8.1 million. The remainder of the consideration paid, or to be paid, by Insignia includes cash, loan notes and a contingent payment which is dependent upon the future performance of St. Quintin.

        The shares of Insignia Common Stock were issued to the existing stockholders of St. Quintin, none of whom were U.S. Persons (as defined in Rule 902 promulgated under the Securities Act of 1933, as amended). The Company issued such securities in reliance upon Rule 903 promulgated under the Securities Act of 1933, as amended.

Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibits

        27.1      Financial Data Schedule

     a) Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended March 31, 1999:

        1. Form 8-K dated March 5, 1999 and filed March 18, 1999 disclosing Registrant's acquisition of St. Quintin Holdings Limited.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      INSIGNIA FINANCIAL GROUP, INC.



                                      by: /s/Andrew L. Farkas
                                         --------------------------------------
                                          Andrew L. Farkas
                                          Chairman and Chief Executive Officer


                                      by: /s/James A. Aston
                                         --------------------------------------
                                          James A. Aston
                                          Chief Financial Officer