Form 10-Q
period 1999-06-30
INSIGNIA FINANCIAL GROUP INC /DE/
filed 1999-08-11
CIK 1067462

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to ________

                                ----------------

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At July 30, 1999 the Registrant had 21,467,912 shares of Common Stock outstanding.
================================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                  -------------
                                      INDEX
                                  -------------
                                                                            Page
PART I -- FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income for the
            Three and Six Months Ended June 30, 1999 and 1998 ..............  2
          Condensed Consolidated Balance Sheets
            At June 30,  1999 and December 31, 1998.........................  3
          Condensed Consolidated Statements of Cash Flows
            For the Six Months Ended June 30, 1999 and 1998.................  4
          Notes to Condensed Consolidated Financial Statements..............  5

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations................... 11

  Item 3. Quantitative and Qualitative Disclosure of Market Risk............ 21

PART II -- OTHER INFORMATION

  Item 1. Legal Proceedings................................................. 22

  Item 6. Exhibits and Reports on Form 8-K.................................. 22

SIGNATURES ................................................................. 23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INSIGNIA FINANCIAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended       Six Months Ended
                                                       June 30                 June 30
                                                       -------                 -------
                                                  1999         1998       1999         1998
                                                  ----         ----       ----         ----
REVENUES
   Real estate services                          $156,542    $124,128    $270,806    $226,639
   Property operations                                400          --         787          --
   Interest                                         1,135         783       2,262       1,065
   Other                                               --          87          --          95
                                                 --------    --------    --------    --------
      Total revenues                              158,077     124,998     273,855     227,799

COSTS AND EXPENSES
   Real estate services                           140,415     110,280     250,911     200,310
   Property operations                                148          --         262          --
   Administrative                                   2,743       1,782       4,627       3,528
   Interest                                         1,636         324       2,519         706
   Property interest                                  213          --         329          --
   Depreciation                                     1,495         690       2,602       1,345
   Property depreciation                               51          --         117          --
   Amortization of intangibles                      5,670       5,049      10,921       9,578
   Merger related expenses                             --          --       5,533          --
                                                 --------    --------    --------    --------
      Total expenses                              152,371     118,125     277,821     215,467
                                                 --------    --------    --------    --------
                                                    5,706       6,873      (3,966)     12,332
Equity earnings (losses) in real estate ventures      360        (382)      1,922        (858)
Minority interests                                     --         113          --         146
                                                 --------    --------    --------    --------
 INCOME (LOSS) BEFORE INCOME TAXES                  6,066       6,604      (2,044)     11,620

   Provision for income taxes                       3,033       2,972          29       5,229
                                                 --------    --------    --------    --------
NET  INCOME (LOSS)                               $  3,033    $  3,632    $ (2,073)   $  6,391
                                                 ========    ========    ========    ========
Per share amounts - basic                        $    .14    $    .17    $   (.10)   $    .31
                                                 ========    ========    ========    ========
Per share amounts - assuming dilution            $    .13    $    .17    $   (.10)   $    .29
                                                 ========    ========    ========    ========
Weighted average common shares and
Assumed conversions                                23,186      21,986      21,555      22,016
                                                 ========    ========    ========    ========

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                              June 30,   December 31,
                                                                1999         1998
                                                                ----         ----
                                                             (Unaudited)     (Note)
ASSETS
   Cash and cash equivalents                                  $  42,677    $  53,489
   Receivables                                                  167,020      153,807
   Mortgage loans held for sale                                  21,074       18,409
   Restricted cash                                               13,702       10,468
   Property and equipment                                        37,287       27,897
   Real estate interests                                         63,035       58,196
   Property management contracts                                 34,658       38,033
   Costs in excess of net assets of acquired businesses         313,988      213,829
   Other assets                                                  26,756       21,361
                                                               --------     --------
Total assets                                                   $720,197     $595,489
                                                               ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                           $  13,817    $  14,367
   Commissions payable                                           63,718       56,391
   Accrued incentives                                            11,201       32,662
   Accrued and sundry liabilities                                74,616       64,388
   Mortgage warehouse line of credit                             18,109       17,915
   Notes payable                                                134,492       17,867
   Real estate mortgage notes payable                            21,333        8,656
                                                               --------     --------
                                                                337,286      212,246
                                                               --------     --------

Stockholders' Equity:
   Common Stock, par value $.01 per share - authorized
     80,000,000 shares, 21,466,251 (1999) and 21,423,646
     (1998) issued and outstanding shares, net of 591,700
     (1999) and 139,200 (1998) shares held in treasury              215          214
   Additional paid-in capital                                   389,445      383,075
   Retained (deficit) earnings                                     (417)       1,656
   Other comprehensive (loss) income                             (4,801)         141
   Notes receivable for Common Stock                             (1,531)      (1,843)
                                                               --------     --------
Total stockholders' equity                                      382,911      383,243
                                                               --------     --------
Total liabilities and stockholders' equity                     $720,197     $595,489
                                                               ========     ========

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

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                   June 30,
                                                                   --------
                                                              1999         1998
                                                              ----         ----
OPERATING ACTIVITIES
   Net (loss) income                                        $ (2,073)    $  6,391
   Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
      Depreciation and amortization                           13,640       10,923
      Merger related expenses                                  5,533           --
      Equity (earnings) losses                                (1,922)         858
      Minority interest                                           --         (146)
      Changes in operating assets and liabilities:
        Receivables                                           (5,906)      (1,072)
        Other assets                                             442       (2,602)
        Accounts payable and accrued expenses                (25,212)      (8,934)
        Commissions payable                                    7,327          516
                                                            --------     --------
   Net cash (used in) provided by operating activities        (8,171)       5,934
                                                            --------     --------

INVESTING ACTIVITIES
      Additions to property and equipment, net                (9,869)      (5,258)
      Payments made for acquisition of businesses           (109,021)     (51,600)
      Increase in mortgage loans held for sale                (2,665)      (2,296)
      Investment in real estate                              (16,496)     (21,282)
      Distributions from real estate investments              16,522          783
      Net (increase) decrease in restricted cash              (6,824)       1,953
                                                            --------     --------
   Net cash used in investing activities                    (128,353)     (77,700)
                                                            --------     --------

FINANCING ACTIVITIES
      Proceeds from exercise of stock options                  1,257           --
      Purchase of treasury stock                              (5,800)          --
      Net advances on mortgage warehouse line of credit          194          319
      Payments on notes payable                               (2,160)        (662)
      Proceeds from notes payable                            119,824        1,341
      Proceeds from real estate mortgage note payable         12,677           --
      Net transactions with Former Parent                         --       84,941
                                                            --------     --------
   Net cash provided by financing activities                 125,992       85,939
                                                            --------     --------

   Effect of exchange rate changes in cash                      (280)          --

   Net (decrease) increase in cash and cash equivalents      (10,812)      14,173
   Cash and cash equivalents at beginning of period           53,489        5,514
                                                            --------     --------
   Cash and cash equivalents at end of period               $ 42,677     $ 19,687
                                                            ========     ========

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.  Business

    ORGANIZATION

    Insignia Financial Group, Inc. ("Insignia" or the "Company"), headquartered in New York, New York, is the parent company of an international real estate organization. Insignia's service businesses specialize in commercial real estate services, single-family home brokerage and mortgage origination, condominium and cooperative apartment management, apartment brokerage and leasing, real estate oriented financial services, equity co-investment, fund management and other services. As more fully described below, Insignia's principal operating units are Insignia/ESG, Inc. (international commercial property services), Realty One, Inc. (single-family home brokerage and mortgage origination), Insignia Residential Group, Inc. (condominium and cooperative apartment management) and the recently acquired Douglas Elliman (apartment brokerage and leasing) (collectively, the "Insignia Businesses"). The European operations of Insignia/ESG consist of Richard Ellis St. Quintin ("RESQ") in the United Kingdom, Insignia RE GmbH in Germany and Insignia RE SpA in Italy.

    Through Insignia/ESG, Insignia provides a broad spectrum of commercial real estate services, including tenant representation, property leasing and management, property disposition and acquisition, investment sales, debt placement, equity co-investment, development, redevelopment and consulting services. Insignia/ESG provides these services for tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. Insignia/ESG is among the leading providers of commercial real estate services in the United States, enjoying a leadership market position in the New York metropolitan area and significant market positions in property owner and/or tenant services in Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and other major central business districts. In all, Insignia/ESG has operations in 49 markets in the United States. Insignia/ESG also has growing international capabilities, which allow it to meet clients' expanding global needs, through RESQ in the United Kingdom, Insignia RE GmbH in Germany and Insignia RE SpA in Italy. RESQ is among the leading property services companies in the United Kingdom, with offices in London, Manchester, Glasgow, Birmingham, Leeds, Liverpool, Belfast and Jersey.

    Through Realty One, Insignia Residential Group and Douglas Elliman, Insignia provides a diversified array of residential real estate services, including single-family home brokerage, mortgage origination, escrow services, apartment brokerage and leasing and condominium and cooperative apartment management. Realty One operates a full-service single-family residential brokerage and mortgage origination business in northern Ohio and is the eighth largest (based on unit volume) residential real estate brokerage firm in the United States according to Real Trends "Big Broker Report" published in May 1999. Realty One handled more than 21,300 transactions valued at over $3.1 billion in 1998. First Ohio Mortgage Corporation, a mortgage loan affiliate of Realty One, originates single-family home mortgages for Realty One clients and third parties. Insignia Residential Group is the largest manager of cooperatives and condominiums in the New York metropolitan area, according to the January 1999 issue of New York Habitat, and one of the largest apartment managers in the United States. Insignia Residential Group manages over 300 residential properties, consisting of cooperatives, condominiums and rental properties, comprising more than 60,000 units. Douglas Elliman, acquired on June 23, 1999, operates the largest residential real estate brokerage firm in New York City. Douglas Elliman commands the number one market position for both residential sales and rentals in New York City according to the annual ranking of residential brokerage companies nation-wide published by Real Trends. Douglas Elliman closed more than 4,100 transactions valued at nearly $1.8 billion during 1998. On a combined basis, Realty One and Douglas Elliman comprise the seventh largest residential brokerage business in the United States, with aggregate 1998 transactions valued at approximately $5 billion.

    SPIN-OFF

    Insignia, which was incorporated under the laws of the state of Delaware on May 6, 1998 (formerly known as Insignia/ESG Holdings, Inc.), originally was a wholly owned subsidiary of a company known as Insignia Financial Group, Inc. ("Former Parent"). On September 21, 1998, Former Parent effected the spin-off of Insignia through a pro rata distribution (the "Spin-Off") to the holders of common stock of Former Parent of all the outstanding common stock, par value $0.01 per share, of Insignia ("Insignia Common Stock"). On October 1, 1998, Former Parent (which then consisted solely of businesses and assets relating to multi-family residential real estate) merged into Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), with AIMCO being the surviving corporation (the "Merger"). On November 2, 1998, Insignia assumed the name of Former Parent,

"Insignia Financial Group, Inc.", and reclaimed Former Parent's original New York Stock Exchange symbol, "IFS." Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number at that address is (212) 984-8000.

2.  Interim Financial Information

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The financial results for the three and six months ended June 30, 1998 present the results of operations of those Insignia Businesses spun-off from Former Parent in September 1998 as if the Spin-Off occurred at the beginning of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on net income.

4.  Stock Repurchase

    At June 30, 1999, 591,700 shares of Insignia Common Stock had been repurchased at an aggregate cost of approximately $7.65 million. On July 6, 1999, Insignia announced the expansion of the repurchase program to an aggregate of $17.5 million in Insignia Common Stock.

5.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. Due to the net loss for the six months ended June 30, 1999, the exercise of options and warrants is not assumed as the result would be antidilutive. The per share data for the three and six months ended June 30, 1998 is presented on a pro forma basis assuming the Spin-Off occurred at the beginning of the year.

                                                 Three Months Ended            Six Months Ended
                                                     June 30,                      June 30,
                                                     --------                      --------
                                               1999            1998           1999          1998
                                               ----            ----           ----          ----
                                                     (In thousands, except per share data)
BASIC
Weighted average common shares outstanding     21,569          21,053         21,555        20,874
Assumed conversions                                --              --             --            --
                                              -------         -------       --------       -------
Total                                          21,569          21,053         21,555        20,874
                                              =======         =======       ========       =======
Net income (loss)                             $ 3,033         $ 3,632       $ (2,073)      $ 6,391
                                              -------         -------       --------       -------
Per share amounts - basic                     $   .14         $   .17       $   (.10)      $   .31
                                              =======         =======       ========       =======
DILUTED
Weighted average common shares outstanding     21,569          21,053         21,555        20,874
Assumed conversions                             1,617             933             --         1,142
                                              -------         -------       --------       -------
Total                                          23,186          21,986         21,555        22,016
                                              =======         =======       ========       =======
Net income (loss)                             $ 3,033         $ 3,632       $ (2,073)      $ 6,391
                                              -------         -------       -------        -------
Per share amounts - assuming dilution         $   .13         $   .17       $   (.10)      $   .29
                                              =======         =======       ========       =======

6.  Segment Data

    Insignia is a fully integrated real estate services company with operations in two principal reportable segments: commercial and residential services. The commercial services segment is comprised of Insignia/ESG's domestic operations, Richard Ellis St. Quintin in the United Kingdom, Insignia RE GmbH in Germany and Insignia RE SpA in Italy. Additionally, the commercial services segment includes the Company's real estate ownership operations, consisting of ownership in co-investment partnerships and property held for development. The residential services segment is comprised of Realty One, Insignia Residential Group, and the recently acquired Douglas Elliman. "Other" represents unallocated corporate administration of the Company. Assets included in "Other" consist primarily of cash and property and equipment. These financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.

June 30, 1999                             Commercial   Residential    Other        Total
-------------                             ------------------------------------------------
                                                           (In thousands)
REVENUES:
   Real estate services                   $ 205,825    $  64,981    $      --    $ 270,806
   Property operations                          787           --           --          787
   Interest                                     563          498        1,201        2,262
   Other                                         --           --           --           --
                                          ------------------------------------------------
                                            207,175       65,479        1,201      273,855
                                          ------------------------------------------------
 COSTS AND EXPENSES:
   Real estate services                     189,630       61,281           --      250,911
   Property operations                          262           --           --          262
   Administrative                                --           --        4,627        4,627
   Interest                                     811          528        1,180        2,519
   Property interest                            329           --           --          329
   Depreciation                               1,784          802           16        2,602
   Property depreciation                        117           --           --          117
   Amortization of intangibles                9,199        1,722           --       10,921
   Merger related expenses                    5,533           --           --        5,533
                                          ------------------------------------------------
                                            207,665       64,333        5,823      277,821
                                          ------------------------------------------------
                                               (490)       1,146       (4,622)      (3,966)

Equity earnings in real estate ventures       1,922           --           --        1,922
                                          ------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES             1,432        1,146       (4,622)      (2,044)

Provision (benefit) for income taxes          1,454          516       (1,941)          29
                                          ------------------------------------------------
NET (LOSS) INCOME                         $     (22)   $     630    $  (2,681)   $  (2,073)
                                          ================================================
Total assets                              $ 502,147    $ 165,565    $  52,485    $ 720,197
Real estate interests                        63,035           --           --       63,035

June 30, 1998                           Commercial   Residential  Other        Total
-------------                           ------------------------------------------------
                                                          (In thousands)
REVENUES:
   Real estate services                 $ 166,114    $  60,525    $      --    $ 226,639
   Interest                                   342          496          227        1,065
   Other                                       95           --           --           95
                                        ------------------------------------------------
                                          166,551       61,021          227      227,799
                                        ------------------------------------------------
COSTS AND EXPENSES:
   Real estate services                   144,423       55,887           --      200,310
   Administrative                              --           --        3,528        3,528
   Interest                                   343          746         (383)         706
   Depreciation                               791          554           --        1,345
   Amortization of intangibles              7,802        1,776           --        9,578
                                        ------------------------------------------------
                                          153,359       58,963        3,145      215,467
                                        ------------------------------------------------
                                           13,192        2,058       (2,918)      12,332

Equity losses in real estate ventures        (858)          --           --         (858)
Minority interests                            146           --           --          146
                                        ------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES          12,480        2,058       (2,918)      11,620

Provision for income taxes                  5,570          885       (1,226)       5,229
                                        ------------------------------------------------

NET INCOME (LOSS)                       $   6,910    $   1,173    $  (1,692)   $   6,391
                                        ================================================

Total assets                            $ 374,510    $  95,084    $  16,342    $ 485,936
Real estate interests                      40,142           --           --       40,142

Certain geographic information for Insignia is as follows:

                           Six Months Ended                Six Months Ended
                            June 30, 1999                   June 30, 1998
                       --------------------------------------------------------
                                      Long-Lived                     Long-Lived
                       Revenues         Assets         Revenues        Assets
                       --------------------------------------------------------
                                           (In thousands)
United States          $229,160        $287,452        $204,152        $216,100
United Kingdom           42,957          97,309          22,133          67,713
Other countries           1,738           1,172           1,514           2,612
                       --------------------------------------------------------
                       $273,855        $385,933        $227,799        $286,425
                       ========================================================

7.  1999 Acquisitions

    Insignia acquired the following companies in the first half of 1999. These acquisitions were accounted for as purchases.

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

      St. Quintin Holdings Limited

      On March 5, 1999, Insignia acquired St. Quintin, a British real estate services firm headquartered in London. The operations of St. Quintin have been merged with Richard Ellis Group Limited ("REGL") and the combined entities now operate under the name Richard Ellis St. Quintin throughout the United Kingdom. The base purchase price was approximately $32.0 million. Additional purchase consideration of up to approximately $12.0 million is contingent on the future performance of St. Quintin. The purchase was funded with approximately $24.3 million in borrowings under Insignia's revolving credit facility, the issuance of 305,981 shares of Insignia Common Stock and assumed options to purchase 611,962 shares of Insignia Common Stock.

      Douglas Elliman

      On June 23, 1999, Insignia acquired Douglas Elliman, a residential real estate brokerage firm located in New York City. The base purchase price was approximately $65 million paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10 million over the next five years is contingent on the future performance of Douglas Elliman.

    Other Information

    Pro forma results of operations for the six months ended June 30, 1999 and 1998, respectively, assuming consummation of the Douglas Elliman (1999), St. Quintin (1999) and REGL (1998) acquisitions as of January 1, 1998 are as follows:

                                                      Six Months Ended
                                                          June 30,
                                                          --------
                                                    1999           1998
                                                    ----           ----
                                           (In thousands, except per share data)

Revenues                                          $319,389       $294,346
                                                  ========       ========
Net (loss) income                                 $   (302)      $  8,965
                                                  ========       ========
Per share amounts - assuming dilution             $   (.01)      $    .40
                                                  ========       ========

8.  Merger Related Expenses

    In connection with the acquisition of St. Quintin and its subsequent combination with REGL, the Company incurred a one-time charge of $5.5 million in the first quarter of 1999. This charge reflects the provision for the costs of subleasing excess office space of REGL as a result of combining the operations and, to a lesser extent, severance costs. The integration of REGL and St. Quintin onto a single consolidated platform is substantially in place and achieving cost savings ahead of expectations.

9.  Comprehensive Income

    In 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Statement 130 requires unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, reported separately in shareholders' equity, to be included in other comprehensive income. Total comprehensive loss for the six months ended June 30, 1999 was approximately $7 million, consisting of a $2.1 million reported net loss and $4.9 million in foreign currency translation losses attributable substantially to the British Pound. These foreign currency translation losses resulted from a decline in the exchange rate from $1.6587 at December 31, 1998 to $1.5750 at June 30, 1999. No differences existed between net income and comprehensive income for the six months ended June 30, 1998.

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

           Pursuant to the merger agreement among Insignia, Former Parent and AIMCO, Insignia and AIMCO were required to settle in cash any differences between the actual adjusted net liabilities of Former Parent on the date of the Merger and $458 million of adjusted net liabilities stipulated in the merger agreement. Settlement negotiations were concluded in July 1999, resulting in a final payment to be made by AIMCO to Insignia of approximately $1.26 million. This amount is included in receivables at June 30, 1999.

11. Equity

    During the six month period ended June 30, 1999, the Company had the following changes in stockholders' equity:

    a) Exercise of stock options representing 159,792 shares of Insignia Common Stock at exercise prices ranging from $.01 to $11.72 per share.

    b) Issuance of 29,332 shares of Insignia Common Stock for vested restricted stock awards.

    c)   Net loss of $2,073,000 for the six months ended June 30, 1999.

    d)   Accrued compensation of $337,000 relating to restricted stock awards.

    e) Repurchase of 452,500 shares of Insignia Common Stock at an average price of $12.82 per share (or approximately $5.8 million in the aggregate).

    f) Issuance of 305,981 shares of Insignia Common Stock and the assumption of options to purchase up to 611,962 shares of Insignia Common Stock (at an exercise price of $6.575) pursuant to the St. Quintin acquisition.

    g) Adjustments of $2.5 million to additional paid-in capital for certain amounts estimated on the Spin-Off date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

    Insignia is among the leading providers of commercial and residential real estate services in the United States, with a growing presence in Europe. Insignia, which operates in two principal business segments (commercial and residential services), provides a diversified array of real estate services including tenant representation, property leasing and management, consulting, investment sales, development, redevelopment, debt placement, single-family home brokerage and mortgage origination, apartment brokerage and leasing, fund management and other services. Revenues from these services totaled $156.5 million and $270.8 million for the three and six months ended June 30, 1999, respectively, reflecting strong gains of 26% and 19% compared to the same periods of 1998.

    The commercial services businesses include Insignia/ESG's domestic operations, Richard Ellis St. Quintin in the United Kingdom, Insignia RE GmbH in Germany and Insignia RE SpA in Italy. These commercial businesses produced aggregate service revenues of $205.8 million for the first half of 1999, accounting for approximately 76% of the Company's total service revenues for the period. With the continuing expansion of commercial services in Europe through the acquisition of St. Quintin and its subsequent operational merger with REGL in March 1999, Insignia continues to strengthen its position as a leader in commercial real estate services internationally. Through RESQ, which produced combined revenues of approximately $43 million for the first half of 1999, Insignia holds a "top three" market position in the United Kingdom. The combined strength of RESQ in London and Insignia/ESG in New York gives Insignia a commanding position in two of the world's most important global business centers.

    The residential services businesses include Realty One, Insignia
Residential Group, and Douglas Elliman. Realty One, located in Cleveland, Ohio, is the largest provider of residential real estate brokerage services in Ohio and the eighth largest (based on unit volume) in the United States according to Real Trends "Big Broker Report" published in May 1999. Insignia Residential Group is the largest provider of management services to cooperative and condominium owners in the New York metropolitan area, with a total portfolio of more than 60,000 units. Douglas Elliman is the largest provider of residential brokerage services in New York City. On a combined basis, Realty One and Douglas Elliman comprise the seventh largest residential brokerage business in the United States, with aggregate 1998 transactions valued at approximately $5 billion. These residential businesses produced aggregate service revenues of $65 million for the first half of 1999.

    In addition to providing real estate services, Insignia also pursues opportunities to purchase real estate assets primarily through co-investment ventures with its institutional partners to acquire existing properties, and to a lesser extent, property held for development. At June 30, 1999, Insignia held interests in 20 co-investment partnerships owning an aggregate of 6 million square feet of commercial property and 3,500 multi-family apartment units and held interests as owner and developer of 5 office and industrial projects in various stages of development. Insignia's ownership typically ranges from 5% to 35% in the co-investment properties and from 30% to 100% in the development projects. Insignia also owns a 100% interest in a 155,000 square foot retail property located in Norman, Oklahoma that is consolidated in the Company's financial statements at June 30, 1999. All real estate ownership operations are managed as a component of the Company's commercial services business.

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

BASIS OF PRESENTATION

    The comparative financial results for the three and six months ended June 30, 1998 present the results of operations of those Insignia Businesses spun-off from Former Parent in September 1998 as if the Spin-Off occurred at the beginning of the year. Administrative expenses in 1998, which included, among other things, investment banking, information technology, legal, finance, accounting and facilities expenses of the Former Parent, were allocated to Insignia for all periods prior to the Spin-Off. These administrative allocations, which totaled $3.5 million for the six months of 1998, were based on detailed analysis of the operations of Former Parent using various methods, including employee headcount, acquisition activities and estimated management time devoted to the operations of the Insignia Businesses. In the opinion of management, the methods used for allocating expenses are reasonable.

FINANCIAL CONDITION

    Total assets increased by $124.7 million to $720.2 million at June 30, 1999. The acquisitions of Lynch Murphy in Boston (March 1999), St. Quintin in the United Kingdom (March 1999) and Douglas Elliman in New York City (June 1999) were the primary source of this increase. These acquisitions, which included a substantial amount of intangible assets, fueled the $100 million increase in costs in excess of net assets of acquired businesses. Liabilities increased by $125 million to $337.3 million at June 30, 1999. This increase is due substantially to borrowings of $110 million on Insignia's revolving credit facility for acquisition financing and the assumption of liabilities in connection with the 1999 acquisitions mentioned above.

RESULTS OF OPERATIONS

    The following table sets forth certain data derived from the Company's condensed consolidated statements of income for the three and six months ended June 30, 1999 and 1998, respectively (In thousands):

                                      Three Months Ended        Six Months Ended
                                           June 30,                  June 30,
                                           --------                  --------
                                      1999         1998         1999         1998
                                      ----         ----         ----         ----
REVENUES:
   Commercial
      Insignia/ESG                  $  89,321    $  72,346    $ 161,556    $ 142,904
      Europe                           26,448       15,610       44,269       23,210
   Residential                         40,773       36,172       64,981       60,525
                                    ---------    ---------    ---------    ---------
      Real estate services            156,542      124,128      270,806      226,639

COST AND EXPENSES:
   Real estate services               140,415      110,280      250,911      200,310
   Administrative                       2,743        1,782        4,627        3,528
                                    ---------    ---------    ---------    ---------

EBITDA - REAL ESTATE SERVICES (1)      13,384       12,066       15,268       22,801

   Real estate FFO (2)                  1,133          606        2,103          972
   Interest and other income            1,135          870        2,262        1,160
   Interest expense                    (1,636)        (324)      (2,519)        (706)
   Minority interests                      --          113           --          146
                                    ---------    ---------    ---------    ---------

NET EBITDA (1)                         14,016       13,331       17,114       24,373

   Income tax provision                (3,033)      (2,972)      (1,744)      (5,229)
                                    ---------    ---------    ---------    ---------

NET EBITDA LESS INCOME TAXES (1)       10,983       10,359       15,370       19,144

   Merger related expenses                 --           --       (5,533)          --
   Income tax benefit                      --           --        1,715           --

   Depreciation                        (1,495)        (690)      (2,602)      (1,345)
   Amortization of intangibles         (5,670)      (5,049)     (10,921)      (9,578)
   Depreciation - real estate            (785)        (988)      (1,923)      (1,830)
   Gains on sale of real estate            --           --        1,821           --
                                    ---------    ---------    ---------    ---------

NET INCOME (LOSS)                   $   3,033    $   3,632    $  (2,073)   $   6,391
                                    =========    =========    =========    =========

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

    Insignia reported increases in total service revenues and Net EBITDA for the second quarter of 1999 of 26% to $156.5 million and 5% to $14 million, respectively, compared to the same period of 1998. Approximately 20% of the revenue increase was attributable to 1999 acquisitions with the remainder representing internal growth. These acquisitions contributed EBITDA of approximately $3 million; however, total EBITDA for the second quarter increased by only $1.3 million. The lower increase in EBITDA was primarily caused by the following factors: $1.3 million in atypical expenses; a $1 million decline in EBITDA for the New York tri-state area compared to 1998; a $600,000 decline in EBITDA from comparable residential operations; and $1.1 million in incremental expenses over 1998 due to the increased cost of certain administrative and support functions above the Company's allocable portion of shared costs from Former Parent (prior to Spin-Off in September 1998). The above mentioned atypical expenses included the following items: $600,000 in professional fees incurred in connection with acquisitions the Company is no longer pursuing; $400,000 for a claim against an Insignia/ESG business closed in 1998; and $300,000 in promotional expenses for the Douglas Elliman acquisition. Net interest expense increased by $1 million as a result of borrowings for acquisitions and FFO from real estate ownership increased by approximately $500,000.

    Insignia's results for the first six months of 1999 reflected service revenue gains of 19% to $270.8 million and a Net EBITDA decline of 30% to $17.1 million compared to the same period of 1998. The six month comparison was impacted by the second quarter factors cited above, but more importantly, was affected by the substantial differences in first quarter results of Realty One and Insignia/ESG. Realty One realized a record first quarter in 1998 as the Cleveland area experienced an uncharacteristically mild winter. Management believes that the unusual weather in 1998 affected the normal seasonality of Realty One resulting in the closing of home sales earlier in the year. The more normal 1999 winter in Cleveland resulted in a return to normal seasonal sales patterns. Insignia/ESG, while not directly impacted by weather conditions, has traditionally produced a majority of its revenues and EBITDA in the second half of the year. In 1998, Insignia/ESG experienced a reversal of this normal pattern with the first quarter producing the highest quarterly EBITDA for the year due to an unusual abundance of large transactions.

    Earnings for the six months of 1999 were further adversely affected by the first quarter one-time charge of $5.5 million for merger related expenses of RESQ. The merger related expenses represent the provision for costs of excess office space to be sublet and other consolidation expenses in connection with the operational merger of St. Quintin and REGL.

    As a result of the foregoing, earnings and per share results for the second quarter of 1999 declined 16% to $3 million and 24% to $.13, respectively, compared to 1998. For the six months ended June 30, 1999, earnings and per share results declined to a net loss of $2.1 million and a per share loss of $.10, compared to the robust levels experienced in 1998.

Commercial Real Estate Operations

    Real Estate Services

    Commercial services operations reported revenue increases of 32% to $115.8 million for the second quarter and 24% to $205.8 million for the six months of 1999 compared to the same periods of 1998. These results were impacted favorably by the strength in international operations. In Europe, service revenues increased 69% to $26.4 for the second quarter and 91% to $44.3 million for the six months of 1999 in comparison to 1998. These increases are attributable primarily to a full six months of results for REGL (compared to four months in 1998), the acquisition of St. Quintin and its operational merger with REGL in March 1999 and the opening of an office in Frankfurt, Germany in June 1998.

    The domestic operations of Insignia/ESG reported revenue increases of 23% to $89.3 million for the second quarter of 1999 and 13% to $161.6 million for the six months of 1999, compared to 1998. The increases in revenues were favorably impacted by the acquisitions of Hotel Partners (1998), Jackson Cross (1998) and Lynch Murphy (1999) over the past year. These acquired businesses contributed service revenues of $14.5 million and $20.4 million for the second quarter and six months of 1999, respectively. Revenue gains were reported for all domestic regions of Insignia/ESG with the exception of the New York tri-state area. While second quarter results reflected a material recovery of activity levels in the New York marketplace, service revenues for the first six months of 1999 in this region declined 15% or $12.8 million to $70.2 million as a result of the first quarter year-to-year decline. The West Coast region continued to perform significantly ahead of expectations with revenue gains of 48% to $11.3 million for the second quarter of 1999 and 45% to $21.6 million for the first half of 1999, compared to the same periods of 1998. The operations in the West Coast region are attributable to internal growth in the property management and leasing business in combination with the expansion of tenant representation services launched in late 1998.

    Commercial services operations produced EBITDA of $11.5 million for the second quarter of 1999 and $16.2 million for the six months of 1999. These results represented a 24% increase for the second quarter and a 25% decline for the first half of 1999 compared to 1998. European operations contributed EBITDA of $3.2 million for the second quarter and $3.9 million for the six months of 1999, reflecting gains of 272% or $2.4 million and 85% or $1.8 million over the same periods of 1998. Domestic operations produced EBITDA of $8.3 million in the second quarter of 1999 compared to $8.4 million in 1998. While the above mentioned acquisitions contributed slightly over $2 million in second quarter EBITDA growth compared to 1998, the quarter was adversely affected by the $1 million reduction in EBITDA for the New York region, higher back office support costs of approximately $750,000, and a $400,000 charge for a claim against a business unit closed in 1998. For the six months of 1999, EBITDA declined by approximately $7 million to $12.3 million, compared to 1998. The major contributing factor beyond the second quarter factors was the previously noted year to year difference in the New York market.

    Real Estate Ownership

    Insignia's strategy of co-investing with its institutional partners in real estate assets continued to produce exceptional results. FFO from real estate ownership produced increases of 87% to $1.1 million and 116% to $2.1 million for the second quarter and six months of 1999 over the same periods of 1998. These increases were achieved as a result of improved occupancy at existing properties in the co-investment portfolio in combination with the impact of recent co-investment purchases. Insignia's latest co-investment was in Airport Corporate Center, a one million square foot office park adjacent to the Miami International Airport, in partnership with GE Investment Realty Partners IV in April 1999.

    Insignia reported equity earnings from real estate ownership of $360,000 and $1.9 million for the second quarter and six months of 1999, compared to losses of $382,000 and $858,000 for the same periods of 1998. Equity earnings for the six months of 1999 were favorably impacted by realized gains of approximately $1.8 million from the disposition of three co-investment properties in the first quarter of 1999. The difference between real estate FFO and equity earnings represents depreciation of real estate, gains or losses from sales of property and provisions for impairment.

    Residential Services

    Residential services operations, which benefited from a favorable environment for single-family home sales, produced revenue increases of 13% to $40.8 million for the second quarter of 1999 and 7% to $65 million for the six months of 1999 in comparison to the same periods in 1998. Realty One operations reflected a full recovery in the second quarter of 1999 with increased revenue of 5% to $30.7 million compared to the same period of 1998. Realty One's results for the first half of 1999 reflected service revenues of $48.2 million, representing a gain of 2% compared to 1998. Insignia Residential Group revenues increased by 1% to $6.9 million and 5% to $13.6 million for the second quarter and six months of 1999, respectively, compared to the same periods of 1998. Douglas Elliman contributed service revenues of $3.1 million for the one week of ownership in June 1999.

    Residential services operations produced EBITDA of $4.6 million for the second quarter of 1999 (after the impact of $300,000 in promotional expenses for the Douglas Elliman acquisition in June 1999) consistent with the same period of 1998. Operations for the six months of 1999 produced EBITDA of $3.7 million, down 20% or $938,000 compared to 1998. The decline in EBITDA for the six months of 1999 was due primarily to higher occupancy costs of Insignia Residential Group (attributable to the relocation to new offices in late 1998) and the decline in profit margins at Realty One resulting from marketplace pressures in response to rising interest rates.

    Other Expenses Affecting Net Income

    Administrative costs increased by approximately $1.1 million over 1998 levels to $4.6 million for the six months of 1999. More than $600,000 of this increase was attributable to professional fees incurred in the second quarter of 1999 in connection with aborted acquisition transactions. The remainder of the increase can be traced principally to changes in the overhead cost structure of the Company in comparison to the prior year presentation. Administrative costs for first half of 1998 consisted entirely of allocations of Former Parent overhead costs.

    Interest expense increased by $1.3 million to $1.6 million for the second quarter of 1999 and $1.8 million to $2.5 million for the first half of 1999, respectively, compared to the same periods of 1998. These increases are due primarily to interest charges resulting from borrowings of $110 million on the Company's revolving credit facility in connection with the acquisitions of Lynch Murphy, St. Quintin and Douglas Elliman. Interest expense for the second quarter and six months of 1998 was comprised of interest on Realty One borrowings, principally under its warehouse line used in the origination of mortgage loans for sale, and REGL borrowings substantially secured by restricted cash deposits. The results for 1998 do not include any interest expense allocation from the indebtedness of Former Parent.

    Depreciation and amortization of intangibles increased 25% in aggregate to $7.2 million for the second quarter of 1999 and 24% to $13.5 million for the six months of 1999, respectively, as compared to the same periods of 1998. These increases are the result of increased capital investments in property and equipment and acquisitions substantially comprised of purchased intangibles.

    Results for the first six months of 1999 are further affected by the first quarter one-time charge of $5.5 million for merger related expenses in connection with the acquisition of St. Quintin and its combination with the existing operations of REGL. As previously noted, this one-time charge substantially relates to the provision for costs associated with excess office space to be subleased.

    Income taxes for the second quarter of 1999 are impacted by lower income combined with an increase in the effective tax rate. Income taxes for the six months of 1999 were impacted by a $1.7 million benefit, at UK statutory tax rates, attributable to the previously mentioned one-time merger related expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Insignia's liquidity and capital resources consist of its cash, cash provided from operations and available credit under its $185 million revolving credit facility. At June 30, 1999, Insignia's total indebtedness included approximately $110 million outstanding on this facility, notes issued to sellers of acquired businesses of $9.3 million, a $18.1 million note financing single family mortgages held for sale, mortgage notes of $21.3 million (which are non-recourse to the Company) on controlled real estate assets and other debt of subsidiaries totaling $15.2 million.

    Unrestricted cash at June 30, 1999 was $42.7 million, down from $53.5 million at December 31, 1998. The Company uses Net EBITDA and Net EBITDA less income taxes, as measures of liquidity and working capital provided by operations. The Company reported Net EBITDA of $17.1 million and $24.4 million for the six months ended June 30, 1999 and 1998, respectively. Net EBITDA less income taxes was $15.4 million and $19.1 million for the six months of 1999 and 1998, respectively. As compared to net income, the Net EBITDA measures effectively eliminate the impact of certain non-cash charges such as depreciation, amortization of intangible assets relating to acquisitions and other non-recurring charges. Management believes that the presentation of such supplemental measures enhance a reader's understanding of the Company's operating performance, as they provide a measure of generated cash available for use to service debt and for other required or discretionary purposes. As previously noted, the year over year decline in these measures arose primarily from differences in seasonal patterns in the first half of 1999 compared with 1998. Management expects these shortfalls to be recovered over the course of 1999 as virtually all business lines remain in line with annual expectations and are experiencing increases in transactional activity.

    Net cash used in operating activities was approximately $8.2 million in the first half of 1999 compared to net cash provided of $5.9 million in the comparable period of 1998. Cash from operations is normally lower in the first half of each year as a result of annual incentive payments with respect to the preceding year and seasonal factors affecting transactional revenues (see also "Nature of Operations" below).

    Capital expenditure requirements are not normally extensive, consisting primarily of periodic computer, furniture and fixture replacements incurred in connection with acquisitions or other personnel additions. Capital expenditures in the first half of 1999, which totaled approximately $10 million, exceeded the Company's usual expenditures and consisted primarily of leasehold improvements and furniture and fixtures from office relocation and expansion and computer and management system costs. Insignia expects capital expenditures to remain at significant levels for the remainder of 1999 due to the continued development and implementation of accounting and management systems at each of the Company's principal operating units.

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

THE YEAR 2000 ISSUE

Introduction

    The Year 2000 Issue relates to the inability of many computer systems to recognize dates for the year 2000 and afterward. Systems that use only two digits to designate a year (e.g., 2000 is entered as '00"), can malfunction when dates are used in processing data and recalling data from storage. The problems arising from such programming have come to be known as "The Year 2000 Issue." The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000. If not addressed, the impact on operations and financial reporting may range from minor errors to significant system failures or miscalculations causing disruptions of operations, including such things as a temporary inability to process transactions, pay invoices or conduct similar routine business operations without interruption.

State of Readiness

    Former Parent of Insignia began addressing the Year 2000 Issue prior to the September 1998 Spin-Off. Insignia, under the guidance of its Year 2000 Program team, has developed a phased Year 2000 readiness plan to address its internal systems that are comprised of both information technology ("IT") and non-IT systems. The plan consists of the following seven key phases: awareness, inventory, risk assessment, remediation, quality assurance, implementation and contingency planning. The Company has substantially completed its awareness phase and will continue this phase through December 31, 1999 to maintain a heightened sense of awareness to the Year 2000 Issue. The Company, with the assistance of an outside consultant, has substantially completed its comprehensive inventory of its internal IT systems and is currently engaged in an assessment of those systems.

    Insignia believes that its planned upgrade of existing IT systems and/or conversions to new systems, will enable it to address the Year 2000 Issue without material operational difficulties. The Company is continuing its purchase and implementation of a new generation of computer systems for the condominium/cooperative management business, new financial systems for its international commercial services businesses and the upgrade of its broker productivity and target marketing systems for the single-family home brokerage business. The implementation of these new and upgraded systems is anticipated to be complete and tested for quality assurance by the end of November 1999. Based upon the results of the assessment phase, the Company will determine the appropriate levels of remediation and the areas in which detailed contingency planning will be required. The remediation phase of the Company's IT systems is anticipated to be completed by the end of the third quarter or the early part of the fourth quarter of 1999. The Company expects to complete the remediation of its technical infrastructure first, with remediation of its mission critical applications to be completed shortly thereafter. Insignia is also assessing its exposure to the Year 2000 issues other than those associated with its internal IT systems in order to develop a plan and contingencies to address these risks. This assessment plan includes consideration of the Company's leased facilities (including embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery at such facilities), third party vendors and service suppliers.

    The Company believes that many of its customers, suppliers and other third parties with whom the Company transacts business are also likely to be affected by the Year 2000 Issue, which could in turn affect the Company. The ability of such third parties to adequately address their own Year 2000 issues is outside the Company's control. At this time, Insignia is in the process of reviewing the Year 2000 readiness of its major suppliers and customers. There can be no assurance that all aspects of the Year 2000 Issue, particularly those related to the efforts of customers, suppliers or other third parties, will be fully resolved. Because of the diversity of Insignia's base of customers and suppliers, in the event that one or more customers or suppliers fail to achieve Year 2000 readiness, the Company believes that results of operations, financial position or cash flows should not be materially adversely affected.

Costs to Address the Company's Year 2000 Issues

    Insignia expects its unreimbursed out of pocket Year 2000 costs through fiscal 1999, including the costs of external consultants and technical resources, to be approximately $3.5 million (inclusive of more than $2.0 million in capital expenditures). Approximately $1.6 million of that amount has been incurred through June 30, 1999. The Company is funding all Year 2000 efforts with operating cash flows and cash on hand. Several factors that could impact the Company's ability to make the necessary modifications or replacements include, but are not limited to, the availability and cost of trained personnel and the ability of such personnel to locate and correct all relevant computer codes or to replace embedded computer chips in affected systems. If such modifications are not completed on a timely basis or are substantially more costly to implement than anticipated, the Company's business, financial condition or the results of operations could be materially adversely affected.

    Properties for which the Company provides management services for third party owners rely on a variety of third party suppliers to provide critical operating services. These suppliers may utilize systems and embedded technologies to control the operation of building systems such as utilities, lighting, security, elevators, heating, ventilation and air conditioning systems. The Company is in the process of obtaining assurances from suppliers as to their Year 2000 readiness and preparing contingency plans, including the identification of alternative suppliers. The Company does not control these third party suppliers, and for some suppliers, such as utility companies, there may be no feasible alternative suppliers available. The failure of these suppliers' systems could have a material adverse effect on the operations of the affected property, and widespread failures could have a material adverse effect on the Company. THIS INFORMATION IS INTENDED SOLELY TO ADVISE THE INVESTMENT COMMUNITY OF THE STEPS THAT THE COMPANY IS TAKING TO ASSIST OWNERS OF COMPANY-MANAGED PROPERTIES WITH YEAR 2000 ISSUES RELATING TO NON-IT SYSTEMS. NO OWNER OR TENANT IN A COMPANY-MANAGED PROPERTY SHOULD RELY ON THIS STATEMENT AS AN INDICATION THAT THE COMPANY HAS OR WILL INVENTORY OR ASSESS THE MANAGED PROPERTY ON ITS BEHALF OR THAT, IN FACT, SUCH PROPERTY IS OR WILL BE IN A STATE OF YEAR 2000 READINESS. INQUIRIES IN THIS REGARD SHOULD BE ADDRESSED TO APPROPRIATE PROPERTY MANAGEMENT PERSONNEL. Costs of remediating Year 2000 issues associated with non-IT systems at managed properties should be borne exclusively by the owners of such properties.

Risks and Contingency Plans

    The contingency planning process involves identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in the critical functions or operations of each business unit. Each of the Company's business units is developing plans to respond to such scenarios so that critical business functions and operations may to continue to operate with minimal disruption. Insignia anticipates that the contingency plans will be substantially complete by the end of the third quarter 1999, and that they will be continue to be reviewed and updated, as necessary, up to and into 2000. The Company has projected that the most likely worst case Year 2000 scenario would be the result of unidentified Year 2000 issues, which result in unplanned downtime at a rate that is higher than normally experienced. Potential disruptions of this nature should not result in material adverse impact on the Company's results of operations, financial position or cash flow. Although Insignia is not aware of any threatened claims related to the Year 2000 Issue, it may become subject to litigation arising from such claims and depending on the outcome, such litigation could have a material adverse effect on the Company. The Company has obtained certain insurance coverage to offset these and other business risks related to the Year 2000 Issue, however, the extent of any ultimate exposure, if any, is not yet known at this time.

ACQUISITIONS

    Insignia completed three strategic acquisitions in the first half of 1999 and continues to evaluate acquisition opportunities in pursuit of its global growth strategy. This strategy focuses on the development of each of its international and domestic businesses, while simultaneously seeking principal opportunities to invest capital in real estate assets in partnership with its clients. Such undertakings are expected in both commercial and residential real estate assets and services. Insignia also expects that it may pursue opportunities to diversify its lines of business and investment objectives as circumstances and opportunities change. Due to the substantial non-cash amortization incurred by the Company as a result of purchased goodwill and other intangibles, depreciation of real estate, and interest expense charges associated with acquisition financing, past and future acquisitions may adversely affect net income.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), which is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Initial application should be reported as the cumulative effect of a change in accounting principles and expensed in the first quarter in the year of adoption. Insignia has no amounts capitalized that are affected by the requirements of SOP 98-5.

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

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not completed its review of SFAS 133, but does not anticipate that its adoption will have a material effect on the Company.

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

    The revenues associated with the commercial services business are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive.

    Changes in market interest rates on residential mortgage loans and changes in real property values in northern Ohio and New York City impact the revenues of the Company's residential brokerage and mortgage origination businesses. Recent price and cost trends have not significantly affected profit margins; however, changes in these trends in the future could have a potentially significant impact on the profitability of Insignia.

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

    As previously noted, operating results in the first six months of 1998 significantly exceeded historical norms due to an unusual volume of large leasing transactions in the commercial segment (principally in the New York marketplace), while the fourth quarter of 1998 experienced lower than normal activity because of adverse conditions in capital markets. The operating results for the first six months of 1999 reflect the reversion of results to historical seasonal patterns, as well as some lingering effects from the unfavorable capital market conditions in late 1998.

    The residential services segment is materially impacted by the seasonal factors of Realty One's home brokerage and mortgage origination business. Due to the geographic location of Realty One's operations in Ohio, weather conditions have historically had an adverse effect on single family home sales resulting in operating losses during the first quarter of each year. The volume of Realty One's home brokerage and mortgage transactions typically peak during the spring and summer months, coinciding with both weather conditions and the increased tendency for moving between school years, resulting in higher revenues and earnings during the second and third quarters of each year.

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

    The Company's interest income and expense are most sensitive to the changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. Interest rates are sensitive to many factors' including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. Based on prevailing interest rates at June 30, 1999, a 1% increase or decrease would not have a material impact on the Company.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

    The information called for by this item is provided under the caption "Market Risk and Risk Management Policies" under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      See Note 10 in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.


Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits

         27.1 Financial Data Schedule

      a) Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarter ended June 30, 1999:

      1. Form 8-K/A dated March 5, 1999 and filed May 19, 1999, amending Form 8-K filed March 18, 1999 disclosing the financial statements of St. Quintin Holdings Limited.

      2. Form 8-K dated May 28, 1999 and filed June 3, 1999, disclosing Registrant's announcement of its intention to acquire Douglas Elliman.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INSIGNIA FINANCIAL GROUP, INC.


                                       by: /s/ Andrew L. Farkas
                                           ------------------------------------
                                           Andrew L. Farkas
                                           Chairman and Chief Executive Officer


                                       by: /s/ James A. Aston
                                           ------------------------------------
                                           James A. Aston
                                           Chief Financial Officer

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INSIGNIA FINANCIAL GROUP, INC.


                                       by:
                                           ------------------------------------
                                           Andrew L. Farkas
                                           Chairman and Chief Executive Officer


                                       by:
                                           ------------------------------------
                                           James A. Aston
                                           Chief Financial Officer