Form 10-Q
period 1999-09-30
INSIGNIA FINANCIAL GROUP INC /DE/
filed 1999-11-12
CIK 1067462

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

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

                                ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At October 31, 1999 the Registrant had 20,854,923 shares of Common Stock outstanding.

================================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                 ---------------
                                      INDEX
                                 ---------------
                                                                           Page
                                                                           ----
PART I -- FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the
            Three and Nine Months Ended September 30, 1999 and 1998 ......   2

         Condensed Consolidated Balance Sheets
            at September 30,  1999 and December 31, 1998..................   3

         Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1999 and 1998.........   4

         Notes to Condensed Consolidated Financial Statements.............  5-10

     Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations.................... 11-21

     Item 3.  Quantitative and Qualitative Disclosure of Market Risk......  21

PART II -- OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................  22

     Item 6.  Exhibits and Reports on Form 8-K............................  22

SIGNATURES ...............................................................  23

                                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     INSIGNIA FINANCIAL GROUP, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands, except per share data)
                                              (Unaudited)

                                                        Three Months Ended            Nine Months Ended
                                                           September 30                 September 30
                                                           ------------                 ------------
                                                        1999          1998           1999          1998
                                                        ----          ----           ----          ----
REVENUES

   Real estate services                              $ 193,223     $ 131,721      $ 464,029     $ 358,360
   Property operations                                     397            --          1,184            --
   Interest                                              1,190           874          3,452         1,939
   Other                                                    --            69             --           164
                                                     ---------     ---------      ---------     ---------
      Total revenues                                   194,810       132,664        468,665       360,463

COSTS AND EXPENSES

   Real estate services                                169,719       118,091        420,630       318,401
   Property operations                                     133            --            395            --
   Administrative                                        2,620         2,033          7,247         5,561
   Interest                                              2,867           382          5,386         1,088
   Property interest                                       175            --            504            --
   Depreciation                                          1,987         1,096          4,589         2,441
   Property depreciation                                   156            --            273            --
   Amortization of intangibles                           6,410         5,244         17,331        14,822
   Merger related expenses                                  --            --          5,533            --
                                                     ---------     ---------      ---------     ---------
      Total expenses                                   184,067       126,846        461,888       342,313
                                                     ---------     ---------      ---------     ---------
                                                        10,743         5,818          6,777        18,150

Equity earnings (losses) in real estate ventures            69          (465)         1,991        (1,323)
Minority interests                                          --           113             --           259
                                                     ---------     ---------      ---------     ---------

 INCOME BEFORE INCOME TAXES                             10,812         5,466          8,768        17,086

   Provision for income taxes                            5,406         2,460          5,435         7,689
                                                     ---------     ---------      ---------     ---------

NET INCOME                                           $   5,406     $   3,006      $   3,333     $   9,397
                                                     =========     =========      =========     =========

Per share amounts - basic                            $     .25     $     .14      $     .16     $     .45
                                                     =========     =========      =========     =========
Per share amounts - assuming dilution                $     .24     $     .13      $     .15     $     .43
                                                     =========     =========      =========     =========

Weighted average common shares and
   assumed conversions                                  22,463        22,377         22,964        21,998
                                                     =========     =========      =========     =========

---------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.


                                     INSIGNIA FINANCIAL GROUP, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (In thousands)

                                                                              September 30,   December 31,
                                                                                  1999           1998
                                                                              -------------   ------------
                                                                               (Unaudited)       (Note)
ASSETS
   Cash and cash equivalents                                                    $  52,076      $  53,489
   Receivables                                                                    188,516        153,807
   Mortgage loans held for sale                                                    13,961         18,409
   Restricted cash                                                                 13,845         10,468
   Property and equipment                                                          41,902         27,897
   Real estate interests                                                           63,566         58,196
   Property management contracts                                                   32,986         38,033
   Costs in excess of net assets of acquired businesses                           316,094        213,829
   Other assets                                                                    29,355         21,361
                                                                                ---------      ---------

Total assets                                                                    $ 752,301      $ 595,489
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                                             $  15,143      $  14,367
   Commissions payable                                                             73,004         56,391
   Accrued incentives                                                              25,833         32,662
   Accrued and sundry liabilities                                                  80,763         64,388
   Mortgage warehouse line of credit                                               11,759         17,915
   Notes payable                                                                  136,191         17,867
   Real estate mortgage notes payable                                              22,207          8,656
                                                                                ---------      ---------
                                                                                  364,900        212,246
                                                                                ---------      ---------

Stockholders' Equity:
   Common Stock, par value $.01 per share - authorized 80,000,000 shares,
     20,862,091 (1999) and 21,423,646 (1998) issued and outstanding shares,
     net of 1,274,100 (1999) and 139,200 (1998) shares held in treasury               209            214
   Additional paid-in capital                                                     383,355        383,075
   Retained earnings                                                                4,989          1,656
   Accumulated other comprehensive income                                             354            141
   Notes receivable for common stock                                               (1,506)        (1,843)
                                                                                ---------      ---------
Total stockholders' equity                                                        387,401        383,243
                                                                                ---------      ---------

Total liabilities and stockholders' equity                                      $ 752,301      $ 595,489
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

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                                 INSIGNIA FINANCIAL GROUP, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)
                                           (Unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                             -------------
                                                                          1999           1998
                                                                          ----           ----
OPERATING ACTIVITIES

   Net income                                                          $   3,333      $   9,397
   Adjustments to reconcile net income to net cash

      provided by operating activities:

      Depreciation and amortization                                       22,193         17,263
      Merger related expenses                                              5,533             --
      Equity (earnings) losses                                            (1,991)         1,323
      Minority interest                                                       --           (259)
      Changes in operating assets and liabilities:
         Receivables                                                     (26,863)       (20,122)
         Other assets                                                     (2,153)           366
         Accounts payable and accrued expenses                              (293)        (1,503)
         Commissions payable                                              16,613          1,753
                                                                       ---------      ---------
   Net cash provided by operating activities                              16,372          8,218
                                                                       ---------      ---------

INVESTING ACTIVITIES

      Additions to property and equipment, net                           (16,208)       (11,586)
      Payments made for acquisition of businesses                       (111,738)       (61,690)
      Decrease (increase) in mortgage loans held for sale                  4,448         (3,747)
      Investment in real estate                                          (20,706)       (30,926)
      Distributions from real estate investments                          17,494          3,250
      Net increase in restricted cash                                     (6,825)        (3,065)
                                                                       ---------      ---------
   Net cash used in investing activities                                (133,535)      (107,764)
                                                                       ---------      ---------

FINANCING ACTIVITIES

      Proceeds from issuance of common stock                                 798             --
      Proceeds from exercise of stock options                              1,055             --
      Purchase of treasury stock                                         (12,494)            --
      Net (payments) advances on mortgage warehouse line of credit        (6,156)         3,261
      Payments on notes payable                                           (2,727)        (6,113)
      Proceeds from notes payable                                        121,765          5,505
      Proceeds from real estate mortgage note payable                     13,551             --
      Net transactions with Former Parent                                     --        122,579
                                                                       ---------      ---------
   Net cash provided by financing activities                             115,792        125,232
                                                                       ---------      ---------
   Effect of exchange rate changes in cash                                   (42)           422

   Net (decrease) increase in cash and cash equivalents                   (1,413)        26,108
   Cash and cash equivalents at beginning of period                       53,489          5,514
                                                                       ---------      ---------
   Cash and cash equivalents at end of period                          $  52,076      $  31,622
                                                                       =========      =========

-----------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Business

    Organization

    Insignia Financial Group, Inc. ("Insignia" or the "Company"), headquartered in New York, New York, is the parent company of an international real estate organization. Insignia's service businesses specialize in commercial real estate services, single-family home brokerage and mortgage origination, condominium and cooperative apartment management, apartment brokerage and leasing, real estate oriented financial services, equity co-investment, fund management and other services. As more fully described below, Insignia's principal businesses are Insignia/ESG, Inc. (international commercial property services), Realty One, Inc. (single-family home brokerage and mortgage origination), Insignia Residential Group, Inc. (condominium and cooperative apartment management) and Douglas Elliman (apartment brokerage and leasing) (collectively, the "Insignia Businesses"). The European operations of Insignia/ESG consist of Richard Ellis St. Quintin ("REStQ") in the United Kingdom, Insignia RE GmbH in Germany, Insignia RE SpA in Italy and Insignia RE Belgium SA.

    Through Insignia/ESG, Insignia provides a broad spectrum of commercial real estate services, including tenant representation, property leasing and management, property disposition and acquisition, investment sales, debt placement, equity co-investment, development, redevelopment and consulting services. Insignia/ESG provides these services for tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. Insignia/ESG is among the leading providers of commercial real estate services in the United States, enjoying a leadership market position in the New York metropolitan area and significant market positions in property owner and/or tenant services in Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and other major central business districts. In all, Insignia/ESG has operations in 49 markets in the United States. Insignia/ESG also has growing international capabilities, which allow it to meet clients' expanding global needs, in the United Kingdom, Germany, Italy and Belgium. REStQ is among the leading property services companies in the United Kingdom, with offices in London, Manchester, Glasgow, Birmingham, Leeds, Liverpool, Belfast and Jersey.

    Through Realty One, Insignia Residential Group and Douglas Elliman, Insignia provides a diversified array of residential real estate services, including single-family home brokerage, mortgage origination, escrow services, apartment brokerage and leasing and condominium and cooperative apartment management. Realty One operates a full-service single-family residential brokerage and mortgage origination business in northern Ohio and is the eighth largest (based on unit volume) residential real estate brokerage firm in the United States according to Real Trends "Big Broker Report" published in May 1999. Realty One handled more than 15,300 transactions valued at $2.3 billion in the first nine months of 1999. First Ohio Mortgage Corporation, a mortgage loan affiliate of Realty One, originates single-family home mortgages for Realty One clients and third parties. Insignia Residential Group is the largest manager of cooperatives and condominiums in the New York metropolitan area, according to the January 1999 issue of New York Habitat, and one of the largest apartment managers in the United States. Insignia Residential Group, which manages over 300 residential properties, consisting of cooperatives, condominiums and rental properties, increased its New York management portfolio by 2,600 units to approximately 62,000 units with the August 1999 acquisition of R.A. Cohen & Associates. Douglas Elliman, acquired in June 1999, operates the largest residential real estate brokerage firm in New York City. Douglas Elliman commands the number one market position for both residential sales and rentals in New York City according to the annual ranking of residential brokerage companies nation-wide published by Real Trends. Douglas Elliman closed more than 2,600 transactions valued at $1.7 billion during the nine months ended September 30, 1999. On a combined basis, Realty One and Douglas Elliman comprise one of the largest residential brokerage businesses in the United States, with aggregate transactions valued at approximately $4 billion for the first nine months of 1999.

    Spin-Off

    Insignia, which was incorporated under the laws of the state of Delaware on May 6, 1998 (formerly known as Insignia/ESG Holdings, Inc.), originally was a wholly owned subsidiary of a company known as Insignia Financial Group, Inc. ("Former Parent"). On September 21, 1998, Former Parent effected the spin-off of Insignia through a pro rata distribution (the "Spin-Off") to the holders of common stock of Former Parent of all the outstanding common stock, par value $0.01 per share, of Insignia. On October 1, 1998, Former Parent (which then consisted solely of businesses and assets relating to multi-family residential real estate) merged into Apartment Investment and

Management Company, a Maryland corporation ("AIMCO"), with AIMCO being the surviving corporation (the "Merger"). On November 2, 1998, Insignia assumed the name of Former Parent, "Insignia Financial Group, Inc.," and reclaimed Former Parent's original New York Stock Exchange symbol, "IFS." Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number at that address is (212) 984-8000.

2.  Interim Financial Information

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The financial results for the three and nine months ended September 30, 1998 present the results of operations of those Insignia Businesses spun-off from Former Parent in September 1998 as if the Spin-Off occurred at the beginning of the year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

3.  Reclassifications

    Certain prior year amounts have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on net income.

4.  Stock Repurchase

    At September 30, 1999, 1,274,100 shares of Insignia's common stock had been repurchased at an aggregate cost of approximately $14.3 million. The repurchase program was expanded in July 1999 to permit the repurchase of up to an aggregate $17.5 million in common stock, including the shares repurchased through September 30, 1999.

5.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. The per share data for the three and nine months ended September 30, 1998 is presented on a pro forma basis assuming the Spin-Off occurred at the beginning of the year.

                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                   -------------           -------------
                                                 1999        1998        1999        1998
                                                 ----        ----        ----        ----
                                                   (In thousands, except per share data)
BASIC

Weighted average common shares outstanding      21,275      21,305      21,461      20,926
Assumed conversions                                 --          --          --          --
                                               -------     -------     -------     -------
Total                                           21,275      21,305      21,461      20,926
                                               =======     =======     =======     =======
Net income                                     $ 5,406     $ 3,006     $ 3,333     $ 9,397
                                               =======     =======     =======     =======
Per share amounts - basic                      $   .25     $   .14     $   .16     $   .45
                                               =======     =======     =======     =======

DILUTED

Weighted average common shares outstanding      21,275      21,305      21,461      20,926
Assumed conversions                              1,188       1,072       1,503       1,072
                                               -------     -------     -------     -------
Total                                           22,463      22,377      22,964      21,998
                                               =======     =======     =======     =======
Net income                                     $ 5,406     $ 3,006     $ 3,333     $ 9,397
                                               =======     =======     =======     =======
Per share amounts - assuming dilution          $   .24     $   .13     $   .15     $   .43
                                               =======     =======     =======     =======

6.  Segment Data

    Insignia is an international real estate services company with operations in two principal reportable segments: commercial and residential services. The commercial services segment is comprised of Insignia/ESG's domestic operations, REStQ in the United Kingdom, Insignia RE GmbH in Germany, Insignia RE SpA in Italy and Insignia RE Belgium SA. Additionally, the commercial services segment includes the Company's real estate ownership operations, consisting of ownership in co-investment partnerships and property held for development. The residential services segment is comprised of Realty One, Insignia Residential Group and Douglas Elliman. "Other" represents unallocated corporate administration of the Company and assets included in "Other" consist primarily of cash and property and equipment. The following financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.

                          NINE MONTHS ENDED - SEPTEMBER 30, 1999

                                            COMMERCIAL   RESIDENTIAL       OTHER          TOTAL
                                            -----------------------------------------------------
                                                                 (In thousands)
REVENUES
    Real estate services                    $ 334,424     $ 129,605      $      --      $ 464,029
    Property operations                         1,184            --             --          1,184
    Interest                                      758           831          1,863          3,452
                                            -----------------------------------------------------
       Total revenues                         336,366       130,436          1,863        468,665

 COSTS AND EXPENSES
    Real estate services                      302,977       117,653             --        420,630
    Property operations                           395            --             --            395
    Administrative                                 --            --          7,247          7,247
    Interest                                    1,244           872          3,270          5,386
    Property interest                             504            --             --            504
    Depreciation                                3,317         1,241             31          4,589
    Property depreciation                         273            --             --            273
    Amortization of intangibles                14,107         3,224             --         17,331
    Merger related expenses                     5,533            --             --          5,533
                                            -----------------------------------------------------
       Total expenses                         328,350       122,990         10,548        461,888
                                            -----------------------------------------------------
                                                8,016         7,446         (8,685)         6,777

Equity earnings in real estate ventures         1,991            --             --          1,991
                                            -----------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES              10,007         7,446         (8,685)         8,768

   Provision (benefit) for income taxes         5,733         3,350         (3,648)         5,435
                                            -----------------------------------------------------

NET INCOME (LOSS)                           $   4,274     $   4,096      $  (5,037)     $   3,333
                                            =====================================================

Total assets                                $ 543,890     $ 165,572      $  42,839      $ 752,301
Real estate interests                          63,566            --             --         63,566

                          NINE MONTHS ENDED - SEPTEMBER 30, 1998

                                            COMMERCIAL   RESIDENTIAL        OTHER          TOTAL
                                            ------------------------------------------------------
                                                                (In thousands)
REVENUES
    Real estate services                    $ 261,197      $  97,163      $      --      $ 358,360
    Interest                                      566            864            509          1,939
    Other                                         164             --             --            164
                                            ------------------------------------------------------
       Total revenues                         261,927         98,027            509        360,463

COSTS AND EXPENSES
    Real estate services                      229,664         88,737             --        318,401
    Administrative                                 --             --          5,561          5,561
    Interest                                       --          1,137            (49)         1,088
    Depreciation                                1,644            797             --          2,441
    Amortization of intangibles                12,160          2,662             --         14,822
                                            ------------------------------------------------------
       Total expenses                         243,468         93,333          5,512        342,313
                                            ------------------------------------------------------
                                               18,459          4,694         (5,003)        18,150

Equity losses in real estate ventures          (1,323)            --             --         (1,323)
Minority interests                                259             --             --            259
                                            ------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES              17,395          4,694         (5,003)        17,086

   Provision (benefit) for income taxes         7,772          2,018         (2,101)         7,689
                                            ------------------------------------------------------

NET INCOME (LOSS)                           $   9,623      $   2,676      $  (2,902)     $   9,397
                                            ======================================================

Total assets                                $ 425,617      $  95,642      $  30,544      $ 551,803
Real estate interests                          49,087             --             --         49,087

Certain geographic information for Insignia is as follows:

                           Nine Months Ended                 Nine Months Ended
                           September 30, 1999                September 30, 1998
                        -----------------------------------------------------------
                                       Long-Lived                        Long-Lived
                        Revenues         Assets           Revenues         Assets
                        -----------------------------------------------------------
                                              (In thousands)
United States           $396,206         $287,204         $319,355         $210,685
United Kingdom            68,976          102,559           37,866           70,316
Other countries            3,483            1,219            3,242            6,536
                        -----------------------------------------------------------
                        $468,665         $390,982         $360,463         $287,537
                        ===========================================================

7.  1999 Acquisitions

    Insignia has acquired the following companies in 1999. These acquisitions were accounted for as purchases.

    Lynch Murphy Walsh & Partners

    On March 1, 1999, Insignia acquired Lynch Murphy Walsh & Partners ("Lynch Murphy"), a provider of commercial real estate services located in Boston, Massachusetts. Lynch Murphy specializes in brokerage services, including representation of tenants and landlords, investment sales and debt placements, valuation services and advisory/consulting services. The base purchase price was $12.0 million, all of which was paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10.0 million over the next three years is contingent on the future performance of Lynch Murphy.

    St. Quintin Holdings Limited

    On March 5, 1999, Insignia acquired St. Quintin, a British real estate services firm headquartered in London. The operations of St. Quintin have been merged with Richard Ellis Group Limited ("REGL") and the combined entities now operate under the name Richard Ellis St. Quintin throughout the United Kingdom. The base purchase price was approximately $32.0 million. Additional purchase consideration of up to approximately $12.0 million over the next four years is contingent on the future performance of St. Quintin. The purchase was funded with approximately $24.3 million in borrowings under Insignia's revolving credit facility, the issuance of 305,981 shares of Insignia common stock and assumed options to purchase 611,962 shares of Insignia common stock.

    Douglas Elliman

    On June 23, 1999, Insignia acquired Douglas Elliman, a residential real estate brokerage firm located in New York City. The base purchase price was approximately $65 million, paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10 million over the next five years is contingent on the future performance of Douglas Elliman.

    Other Information

    Pro forma results of operations for the nine months ended September 30, 1999 and 1998, respectively, assuming consummation of the Douglas Elliman (1999), St. Quintin (1999) and REGL (1998) acquisitions as of January 1, 1998 are as follows:

                                                    Nine Months Ended
                                                      September 30,
                                                      -------------
                                                 1999              1998
                                                 ----              ----
                                          (In thousands, except per share data)
Revenues                                       $514,199          $460,402
                                               ========          ========
Net income                                        8,900            13,595
                                               ========          ========
Per share amounts - assuming dilution          $    .38          $    .60
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

9.  Comprehensive Income

    Total comprehensive income for the nine months ended September 30, 1999 totaled $3.5 million and was comprised of net income of $3.3 million, an unrealized gain on available-for-sale securities of $544,000 and foreign currency translation losses of $331,000. The following table sets forth the components of accumulated other comprehensive income (In thousands):

                                                                           Accumulated Other
                                      Foreign Currency  Unrealized Gains    Comprehensive
                                         Translation      On Securities         Income
                                      ------------------------------------------------------
Balance at December 31, 1998               $ 141             $  --              $ 141

Current period change, before tax           (581)              389
                                                                                  970
Income tax benefit (expense)                 250              (426)              (176)
                                           -----             -----              -----
                                            (331)              544                213
                                           -----             -----              -----
Balance at September 30, 1999              $(190)            $ 544              $ 354
                                           =====             =====              =====

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

    Pursuant to the merger agreement among Insignia, Former Parent and AIMCO, Insignia and AIMCO were required to settle in cash any differences between the actual adjusted net liabilities of Former Parent on the date of the Merger and $458 million of adjusted net liabilities stipulated in the merger agreement. Settlement negotiations were concluded in July 1999, resulting in a final payment by AIMCO to Insignia in October 1999 of approximately $1.4 million (including post-closing interest of approximately $95,000).

11. Equity

    During the nine month period ended September 30, 1999, the Company had the following changes in stockholders' equity:

    a) Exercise of stock options and warrants representing 151,384 shares of common stock at exercise prices ranging from $.01 to $11.72 per share.

    b) Issuance of 81,005 shares of common stock under the Company's Employee Stock Purchase Program at prices ranging from $8.92 to $10.31.

    c) Issuance of 34,975 shares of common stock for vested restricted stock awards.

    d)   Net income of $3,333,000 for the nine months ended September 30, 1999.

    e)   Accrued compensation of $553,000 relating to restricted stock awards.

    f) Repurchase of 1,134,900 shares of common stock at an average price of $11.00 per share (or approximately $12.5 million in aggregate).

    g) Issuance of 305,981 shares of common stock and the assumption of options to purchase up to 611,962 shares of common stock (at an exercise price of $6.575) pursuant to the St. Quintin acquisition.

    h) Adjustments of $2.3 million to additional paid-in capital for certain amounts estimated on the Spin-Off date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

    Insignia is among the leading providers of commercial and residential real estate services in the United States and the United Kingdom with a growing presence throughout Europe. Insignia, which operates in two principal business segments (commercial and residential services), provides a diversified array of real estate services including tenant representation, property leasing and management, consulting, investment sales, development, redevelopment, debt placement, single-family home brokerage and mortgage origination, apartment brokerage and leasing, fund management and other services. Revenues from these services totaled $193.2 million and $464 million for the three and nine months ended September 30, 1999, respectively, reflecting strong gains of 47% and 29% compared to the same periods of 1998.

    The commercial services businesses include Insignia/ESG's domestic operations, REStQ in the United Kingdom, Insignia RE GmbH in Germany, Insignia RE SpA in Italy and Insignia RE Belgium SA. The commercial businesses produced aggregate service revenues of $334.4 million for the first nine months of 1999, accounting for approximately 72% of the Company's total service revenues for the period. Insignia continues to strengthen its position as a leader in commercial real estate services internationally through the acquisition of St. Quintin and its operational merger with REGL in March 1999 and the recent establishment of offices in Milan, Italy and Brussels, Belgium. Through REStQ, which produced service revenues of $68.4 million for the first nine months of 1999, Insignia holds a "top three" market position in the United Kingdom. The combined strength of REStQ in London and Insignia/ESG in New York gives Insignia a commanding position in two of the world's most important global business centers.

    The residential services businesses include Realty One, Insignia Residential Group and Douglas Elliman. Realty One, located in Cleveland, Ohio, is the largest provider of residential real estate brokerage services in Ohio and the eighth largest (based on unit volume) in the United States according to Real Trends "Big Broker Report" published in May 1999. Insignia Residential Group is the largest provider of management services to cooperative and condominium owners in the New York metropolitan area, with a total portfolio of approximately 62,000 units. Douglas Elliman is the largest provider of residential brokerage services in New York City. On a combined basis, Realty One and Douglas Elliman comprise the one of the largest residential brokerage businesses in the United States, with aggregate transactions valued at approximately $4 billion for the first nine months of 1999. The residential businesses produced aggregate service revenues of $129.6 million for the first nine months of 1999.

    In addition to providing real estate services, Insignia also pursues opportunities to purchase real estate assets primarily through co-investment ventures with its institutional partners to acquire existing properties, and to a lesser extent, property held for development. At September 30, 1999, Insignia held ownership interests in 20 co-investment partnerships which owned an aggregate of 5.7 million square feet of commercial property and 3,500 multi-family apartment units and Insignia held interests as an owner and developer of five office and industrial projects in various stages of development. Insignia's real estate ownership in co-investment partnerships typically ranges from 5% to 35% and from 30% to 100% in the development projects. Insignia also owns a 155,000 square foot retail property located in Norman, Oklahoma that is consolidated in the Company's financial statements at September 30, 1999. Additionally, Insignia purchased a 136,000 square foot retail property located in St. Petersburg, Florida in October 1999. All real estate ownership operations are managed as a component of the Company's commercial services business.

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

BASIS OF PRESENTATION

    The comparative financial results for the three and nine months ended September 30, 1998 present the results of operations of those Insignia Businesses spun-off from Former Parent in September 1998 as if the Spin-Off occurred at the beginning of the year. Administrative expenses in 1998, which included, among other things, investment banking, information technology, legal, finance, accounting and facilities expenses of the Former Parent, were allocated to Insignia for all periods prior to the Spin-Off. These administrative allocations, which totaled $5.6 million for the nine months ended September 30, 1998, were based on a detailed analysis of the operations of Former Parent using various methods, including employee headcount, acquisition activities and estimated management time devoted to the operations of those Insignia Businesses.

FINANCIAL CONDITION

    Total assets increased by $156.8 million in the first nine months of 1999 to $752.3 million at September 30, 1999. The primary source of the increase relates to the acquisitions of Lynch Murphy in Boston (March 1999), St. Quintin in the United Kingdom (March 1999) and Douglas Elliman in New York City (June 1999). These acquisitions, comprised substantially of intangible assets, resulted in the $102 million increase in costs in excess of net assets of acquired businesses. The remainder of the asset growth was attributable to continued investment in real estate development property and increased receivables from service activities. Liabilities increased by $152.7 million to $364.9 million at September 30, 1999. The increase is due principally to borrowings of approximately $110 million on Insignia's revolving credit facility for acquisition financing and the assumption of liabilities in connection with the 1999 acquisitions mentioned above. Additionally, increases in commission's payable, resulting from the expansion of domestic brokerage activities, and real estate mortgage financing contributed to the overall rise in liabilities.

RESULTS OF OPERATIONS

    The following table sets forth certain data derived from the Company's condensed consolidated statements of income for the three and nine months ended September 30, 1999 and 1998, respectively (In thousands):

                                                 Three Months Ended            Nine Months Ended
                                                    September 30,                 September 30,
                                                    -------------                 -------------
                                                 1999           1998           1999           1998
                                                 ----           ----           ----           ----
REVENUES
    Commercial
       Insignia/ESG                           $ 101,031      $  77,890      $ 262,587      $ 220,794
       Europe                                    27,568         17,193         71,837         40,403
    Residential                                  64,624         36,638        129,605         97,163
                                              ---------      ---------      ---------      ---------
       Real estate services                     193,223        131,721        464,029        358,360

COST AND EXPENSES
    Real estate services                        169,719        118,091        420,630        318,401
    Administrative                                2,620          2,033          7,247          5,561
                                              ---------      ---------      ---------      ---------

EBITDA - REAL ESTATE SERVICES (1)                20,884         11,597         36,152         34,398

    Real estate FFO (2)                             813            378          2,916          1,350
    Interest and other income                     1,190            943          3,452          2,103
    Interest expense                             (2,867)          (382)        (5,386)        (1,088)
    Minority interests                               --            113             --            259
                                              ---------      ---------      ---------      ---------

NET EBITDA (1)                                   20,020         12,649         37,134         37,022

    Income tax provision                         (5,406)        (2,460)        (7,150)        (7,689)
                                              ---------      ---------      ---------      ---------

NET EBITDA LESS INCOME TAXES (1)                 14,614         10,189         29,984         29,333

    Merger related expenses                          --             --         (5,533)            --
    Income tax benefit                               --             --          1,715             --

    Depreciation - property and equipment        (1,987)        (1,096)        (4,589)        (2,441)
    Amortization of intangibles                  (6,410)        (5,244)       (17,331)       (14,822)
    Depreciation - real estate                   (1,199)          (843)        (3,122)        (2,673)
    Gains on sale of real estate                    388             --          2,209             --
                                              ---------      ---------      ---------      ---------
NET INCOME                                    $   5,406      $   3,006      $   3,333      $   9,397
                                              =========      =========      =========      =========

(1) Neither EBITDA, Net EBITDA nor Net EBITDA less income taxes, as disclosed above, should be construed to represent cash provided by operations determined pursuant to generally accepted accounting principles ("GAAP"). These measures are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms.

(2) Funds From Operations ("FFO") is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment.

    Insignia reported increases in total service revenues and Net EBITDA for the third quarter of 1999 of 47% to $193.2 million and 58% to $20 million, respectively, compared to the same period of 1998. Over $40 million or 65% of the revenue growth was attributable to 1999 acquisitions with the remainder representing internal growth. The third quarter results for 1999 reflected the material recovery from the lingering effects of the capital market turmoil that slowed commercial real estate activity earlier in the year and robust residential brokerage activities of the New York based Douglas Elliman business. The third quarter was adversely affected by the continued slow recovery in the hotel sector.

    Insignia's results for the nine months ended September 30, 1999 reflected service revenue gains of 29% to $464 million compared to the same period of 1998. Net EBITDA for the first nine months of 1999, totaling $37.1 million, represented relatively flat results in comparison to the $37 million for the same period of 1998. The nine-month comparisons were favorably impacted by Douglas Elliman, which has contributed service revenues and EBITDA of $30.5 million and $5.7 million, respectively, since its acquisition in June 1999. By contrast, the nine-month comparisons were adversely affected by substantial differences in first quarter results (compared to 1998) of Realty One and Insignia/ESG attributable to seasonal factors. Realty One, which realized a record first quarter in 1998 as a result of an uncharacteristically mild winter in Cleveland, experienced a more normal 1999 winter in Cleveland resulting in a return to normal seasonal sales patterns. Insignia/ESG, while not directly impacted by weather conditions, has traditionally produced a majority of its revenues and EBITDA in the second half of the year. In 1998, Insignia/ESG experienced a reversal of this normal pattern with the first quarter producing the highest quarterly EBITDA for the year due to an unusual abundance of large transactions.

    Earnings for the first nine months of 1999 were further adversely affected by the first quarter one-time charge of $5.5 million ($3.8 million, net of tax) for merger related expenses of REStQ. These expenses represent the costs of excess office space to be sublet and other consolidation expenses in connection with the operational merger of St. Quintin and REGL.

    As a result of the foregoing and as more fully described below, net earnings and diluted per share for the third quarter of 1999 increased 80% to $5.4 million and 85% to $.24, respectively, and for the first nine months of 1999 declined to $3.3 million and $.15, respectively, compared to the same periods in 1998.

Commercial Real Estate Operations

    Real Estate Services

    Commercial services operations reported revenue increases of 35% to $128.6 million for the third quarter and 28% to $334.4 million for the first nine months of 1999 compared to the same periods of 1998. European operations, most notably REStQ, accounted for approximately 31% of the third quarter growth and 43% of the growth for the nine months. The remainder of the revenue growth was attributable to the Lynch Murphy acquisition ($8.1 million) and internal growth from the expansion of services in key US markets.

    In Europe, service revenues increased 60% to $27.6 million for the third quarter and 78% to $71.8 million for the first nine months of 1999 compared to the same periods of 1998. These increases are attributable primarily to the full nine month impact of results for REGL in 1999 (compared to seven months in 1998), the acquisition and operational merger of St. Quintin with REGL in March 1999 and the full nine month impact of the German operation established in June 1998.

    The domestic operations of Insignia/ESG reported revenue increases of 30% to $101 million for the third quarter of 1999 and 19% to $262.6 million for the first nine months of 1999, compared to the same periods of 1998. As noted above, $8.1 million of the domestic revenue growth for the first nine months of 1999 was attributable to the March 1999 acquisition of Lynch Murphy in Boston. Additionally, $22.9 million of the service revenue increase for the nine months of 1999 was a result of the full nine-month impact of the mid-1998 acquisitions of Hotel Partners and Jackson Cross. Revenue gains were reported for the third quarter and nine months of 1999 in virtually all regions of Insignia/ESG reflecting the strength in the domestic commercial services organization.

    Commercial services operations produced EBITDA of $15.3 million for the third quarter of 1999 and $31.4 million for the first nine months of 1999, reflecting a 55% increase for the quarter and flat results for the year, compared to 1998. European operations contributed EBITDA of $3.5 million to commercial services for the third quarter and $7.4 million for the first nine months of 1999, reflecting increases of $2.7 million and $4.5 million, respectively, over the same periods of 1998. These significant EBITDA gains are primarily the product of a robust real estate market in the United Kingdom, in combination with the full recognition of cost savings and revenue growth associated with the acquisition and merger of St. Quintin with REGL. In addition, the German operation contributed EBITDA of $408,000 and $756,000 for the third quarter and first nine months of 1999, reflecting a 62% increase for the first nine months of 1999, compared to 1998.

    Domestic operations of Insignia/ESG reported an EBITDA increase of 30% to $11.7 million for the third quarter of 1999. These results were fueled by the New York region, which closed Insignia/ESG's two largest 1999 brokerage transactions and produced an EBITDA increase of 38% to $10 million on $49.8 million in total service revenues. For the first nine months of 1999, domestic EBITDA declined 16%, or $4.6 million, to $24 million compared to 1998. The major contributing factors to this decline were the previously noted year to year difference in the New York market experienced during the first quarter, in combination with a $5 million increase in back office support costs resulting primarily from higher information technology costs.

    Real Estate Ownership

    FFO from real estate ownership produced increases of 115% to $813,000 and 116% to $2.9 million for the three and nine months of 1999 over the same periods of 1998. These increases reflect the continued enhancement of operating performance at the properties resulting from improved occupancy and further cost efficiencies.

    The difference between real estate FFO and equity earnings is represented by depreciation of real estate, gains or losses from sales of property and provisions for impairment. Insignia reported equity earnings from real estate ownership of $69,000 and $2 million for the third quarter and first nine months of 1999, compared to losses of $465,000 and $1,323,000 for the same periods of 1998. Equity earnings for the first nine months of 1999 were favorably impacted by realized gains of $2.2 million attributable to the disposition of four co-investment properties.

    Residential Services

    Residential services operations produced revenue increases of 76% to $64.6 million for the third quarter of 1999 and 33% to $129.6 million for the first nine months of 1999 compared to the same periods in 1998. The majority of the revenue growth was attributable to Douglas Elliman, which produced service revenues totaling $27.4 million for the third quarter and $30.5 million for the period since its acquisition in June 1999. Douglas Elliman has capitalized on the robust market for cooperative and condominium sales in New York City with significant growth in its sales volume over 1998. Through the first nine months of 1999, Douglas Elliman closed 2,615 transactions valued at over $1.7 billion, reflecting increases of 10% in sales volume and 25% in transaction value compared to the same period of 1998. Realty One revenues increased by 2% to $30.7 million for the third quarter and 2% to $78.9 million for the first nine months of 1999 compared to the same periods of 1998. Insignia Residential Group revenues increased 1% to $6.5 million and 3% to $20.1 million for the third quarter and first nine months of 1999, respectively, compared to the same periods of 1998.

    Residential services operations produced EBITDA gains of 118% to $8.3 million for the third quarter and 42% to $12 million for the first nine months of 1999 over the same periods of 1998. Consistent with revenues, the EBITDA increases are substantially the result of the June 1999 acquisition of Douglas Elliman, which produced EBITDA of $5 million for the third quarter of 1999 and $5.7 million for the period since acquisition in June 1999. Realty One reported an EBITDA decline of 14% to $5.9 million for the first nine months of 1999 over the same period of 1998. This decline was primarily the result of the previously noted year to year difference attributable to the reversion to a more normal seasonal sales pattern in the first quarter of 1999 compared to the record level experienced in the first quarter of 1998. Insignia Residential Group reported an EBITDA decline of 78% to $340,000 for the first nine months of 1999 due substantially to higher lease expense and support costs, compared to 1998.

    Other Expenses Affecting Net Income

    Administrative costs increased 29% to $2.6 million and 30% to $7.2 million for the third quarter and first nine months of 1999, respectively, over 1998 levels for the same periods. Approximately $750,000 of the increase for the first nine months of 1999 was attributable to professional fees incurred in connection with aborted acquisition transactions. The remainder of the increase can be traced principally to changes in the overhead cost structure of the Company resulting from the Spin-Off in September 1998. Administrative costs totaling $5.6 million for the first nine months of 1998 consisted entirely of allocations of Former Parent overhead costs (see Basis of Presentation above).

    Interest expense increased by $2.5 million to $2.9 million for the third quarter of 1999 and $4.3 million to $5.4 million for the first nine months of 1999, respectively, compared to the same periods of 1998. These increases are due to interest charges resulting from borrowings of $110 million on the Company's revolving credit facility to finance the acquisitions of Lynch Murphy, St. Quintin and Douglas Elliman. Interest expense for the third quarter and first nine months of 1998 was comprised of interest on Realty One borrowings, principally under its warehouse line used in the origination of mortgage loans for sale, and REGL borrowings substantially secured by restricted cash deposits. The results for 1998 do not include any interest expense allocation from the indebtedness of Former Parent.

    Depreciation and amortization of intangibles increased 32% to $8.4 million for the third quarter and 27% to $21.9 million for the first nine months of 1999, respectively, compared to the same periods of 1998. These increases are the result of increased capital investments in property and equipment and acquisitions substantially comprised of purchased intangibles.

    Results for the first nine months of 1999 are adversely affected by the one-time charge of $5.5 million for merger related expenses in connection with the acquisition of St. Quintin and its combination with REGL in March 1999. As previously noted, this one-time charge substantially relates to the provision for costs associated with excess office space to be subleased.

    Income taxes for the first nine months of 1999 are impacted by lower income combined with an increase in the effective tax rate compared to the same period of 1998. Income taxes for 1999 were impacted by a $1.7 million benefit, at UK statutory tax rates (31%), attributable to the previously mentioned one-time merger related expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Insignia's liquidity and capital resources consist of its cash, cash provided from operations and available credit under its $185 million revolving credit facility. Insignia's total indebtedness at September 30, 1999 included approximately $110 million outstanding on this facility, notes issued to sellers of acquired businesses of $9.3 million, a $11.8 million mortgage warehouse line of credit (financing single family mortgages held for sale), mortgage notes of $22.2 million (which are non-recourse to the Company) on controlled real estate assets and other debt of subsidiaries totaling $17.1 million.

    Unrestricted cash at September 30, 1999 was $52.1 million, representing a slight decline from $53.5 million at December 31, 1998. The Company uses Net EBITDA and Net EBITDA less income taxes as measures of liquidity and working capital provided by operations. Fluctuations in elements of working capital are partly attributable to the generation of revenues that are transactional in nature and therefore affected by seasonality and capital market conditions. Such fluctuations are generally temporary and minor, with the exception of incentive compensation, since residential operations generally carry minimal receivables and domestic leasing commissions in the commercial sector carry a corresponding commission liability payable to brokers. Incentive compensation is accrued over the course of each year based upon financial performance and generally paid in the first quarter of the succeeding year.

    The Company reported Net EBITDA of $37.1 million and $37 million and Net EBITDA less income taxes of $30 million and $29.3 million for the nine months ended September 30, 1999 and 1998, respectively. As compared to net income, the Net EBITDA measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management believes that the presentation of such supplemental measures enhance a reader's understanding of the Company's operating performance, as they provide a measure of generated cash available for use to service debt and for other required or discretionary purposes. Insignia generated $16.4 million in net cash from operating activities for the nine months ended September 30, 1999, reflecting an increase of 99% over comparable levels of $8.2 million for the same period of 1998.

    Capital expenditure requirements are not normally extensive, consisting primarily of periodic computer, furniture and fixture replacements incurred in connection with acquisitions or other personnel additions. Capital expenditures totaling approximately $16.2 million for the first nine months of 1999 have materially exceeded the Company's normal expenditures. These expenditures consisted primarily of leasehold improvements and furniture and fixtures from office relocation and expansion and computer and management system costs (See also Year 2000 Issue). Over $10 million of total 1999 capital expenditures pertain to the domestic commercial operations of Insignia/ESG. Insignia expects capital expenditures to remain at significant levels for the remainder of 1999 and in to 2000 due to the continued development and implementation of accounting and management systems at each of the Company's principal operating units.

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

State of Readiness

    Former Parent began addressing the Year 2000 Issue prior to the September 1998 Spin-Off. Insignia, under the guidance of its Year 2000 Program team, has developed a phased Year 2000 readiness plan to address its internal systems that are comprised of both information technology ("IT") and non-IT systems. The plan consists of the following seven key phases: awareness, inventory, risk assessment, remediation, quality assurance, implementation and contingency planning. The Company has substantially completed its awareness phase and will continue this phase through December 31, 1999 to maintain a heightened sense of awareness to the Year 2000 Issue. The Company, with the assistance of outside consultants, has completed its comprehensive inventory and assessment of its internal IT systems.

    Insignia believes that its planned upgrade of existing IT systems and/or conversions to new systems will enable it to address the Year 2000 Issue without material operational difficulties. The Company is continuing its purchase and implementation of a new generation of computer systems for the condominium/cooperative management business, new financial systems for its international commercial services businesses and the upgrade of its broker productivity and target marketing systems for the single-family home brokerage business. The implementation of these new and upgraded systems is anticipated to be complete and tested for quality assurance by the end of November 1999. Based upon the results of the assessment phase, the Company will determine the appropriate levels of remediation and the areas in which detailed contingency planning will be required. The remediation phase of the Company's IT systems is anticipated to be completed during the fourth quarter of 1999. The Company expects to complete the remediation of its technical infrastructure first, with remediation of its mission-critical applications to be completed shortly thereafter. Insignia is also assessing its exposure to the Year 2000 issues other than those associated with its internal IT systems in order to develop a plan and contingencies to address these risks. This assessment plan includes consideration of the Company's leased facilities (including embedded systems such as devices used to control, monitor or assist the operation of equipment and machinery at such facilities), third party vendors and service suppliers.

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

Costs to Address the Company's Year 2000 Issues

    Insignia expects its Year 2000 costs, including the costs of external consultants, technical resources and approximately $1.5 million in capital expenditures, to approximate $3.5 million in total. Approximately $2.8 million of that amount has been incurred through September 30, 1999. The Company is funding all Year 2000 efforts with operating cash flows and cash on hand. Several factors that could impact the Company's ability to make the necessary modifications or replacements include, but are not limited to, the availability and cost of trained personnel and the ability of such personnel to locate and correct all relevant computer codes or to replace embedded computer chips in affected systems. If such modifications are not completed on a timely basis or are substantially more costly to implement than anticipated, the Company's business, financial condition or the results of operations could be materially adversely affected.

    Properties for which the Company provides management services for third party owners rely on a variety of third party suppliers to provide critical operating services. These suppliers may utilize systems and embedded technologies to control the operation of building systems such as utilities, lighting, security, elevators, heating, ventilation and air conditioning systems. The Company is in the process of obtaining assurances from suppliers as to their Year 2000 readiness and preparing contingency plans, including the identification of alternative suppliers. The Company does not control these third party suppliers, and for some suppliers, such as utility companies, there may be no feasible alternative suppliers available. The failure of these suppliers' systems could have a material adverse effect on the operations of the affected property, and widespread failures could have a material adverse effect on the Company. THIS INFORMATION IS INTENDED SOLELY TO ADVISE THE INVESTMENT COMMUNITY OF THE STEPS THAT THE COMPANY IS TAKING TO ASSIST OWNERS OF COMPANY-MANAGED PROPERTIES WITH YEAR 2000 ISSUES RELATING TO NON-IT SYSTEMS. NO OWNER OR TENANT IN A COMPANY-MANAGED PROPERTY SHOULD RELY ON THIS STATEMENT AS AN INDICATION THAT THE COMPANY HAS OR WILL INVENTORY OR ASSESS THE MANAGED PROPERTY ON ITS BEHALF OR THAT; IN FACT, SUCH PROPERTY IS OR WILL BE IN A STATE OF YEAR 2000 READINESS. INQUIRIES IN THIS REGARD SHOULD BE ADDRESSED TO APPROPRIATE PROPERTY MANAGEMENT PERSONNEL. Costs of remediating Year 2000 issues associated with non-IT systems at managed properties should be borne exclusively by the owners of such properties.

Risks and Contingency Plans

    The contingency planning process involves identifying reasonably likely business disruption scenarios that, if they were to occur, could create significant problems in the critical functions or operations of each business unit. Each of the Company's business units is developing plans to respond to such scenarios so that critical business functions and operations may continue to operate with minimal disruption. Insignia anticipates that the contingency plans will be completed during the fourth quarter 1999, and that they will be continue to be reviewed and updated, as necessary, up to and into 2000. The Company has projected that the most likely worst case Year 2000 scenario would be the result of unidentified Year 2000 issues, which result in unplanned downtime at a rate that is higher than normally experienced. Potential disruptions of this nature should not have a material adverse impact on the Company's results of operations, financial position or cash flow. Although Insignia is not aware of any threatened claims related to the Year 2000 Issue, it may become subject to litigation arising from such claims and depending on the outcome, such litigation could have a material adverse effect on the Company. The Company has obtained certain insurance coverage to offset these and other business risks related to the Year 2000 Issue, however, the extent of any ultimate exposure, if any, is not yet known at this time.

ACQUISITIONS

    Insignia has completed four strategic acquisitions in 1999 and continues to evaluate acquisition opportunities in pursuit of its global growth strategy. This strategy focuses on the development of each of its international and domestic businesses, while simultaneously seeking principal opportunities to invest capital in real estate assets in partnership with its clients. Such undertakings are expected in both commercial and residential real estate assets and services. Insignia also expects that it may pursue opportunities to diversify its lines of business and investment objectives as circumstances and opportunities change. Due to the substantial non-cash amortization incurred by the Company as a result of purchased goodwill and other intangibles, depreciation of real estate, and interest expense charges associated with acquisition financing, past and future acquisitions may adversely affect net income.

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

    Changes in market interest rates on residential mortgage loans and changes in real property values in northern Ohio and New York City impact the revenues of the Company's residential brokerage and mortgage origination businesses. Recent price and cost trends have not significantly affected profit margins; however, changes in these trends in the future could have a potentially significant impact on the Company's profitability.

NATURE OF OPERATIONS

    Revenues from tenant representation, investment sales, debt placements, agency leasing and single family home brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and business and capital market conditions. Such seasonal and other factors materially impact the Company's quarterly results, particularly revenues, earnings and cash flows.

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

    As previously noted, operating results in the first nine months of 1998 significantly exceeded historical norms due to an unusual volume of large leasing transactions in the commercial segment (principally in the New York marketplace), while the fourth quarter of 1998 experienced lower than normal activity because of adverse conditions in capital markets. The operating results for the first nine months of 1999 reflect the reversion of results to historical seasonal patterns, as well as some lingering effects from the unfavorable capital market conditions in late 1998.

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

    The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates from the Company's operations in foreign jurisdictions. In addition to the United States, the Company currently conducts business in the United Kingdom, Germany, Italy and Belgium. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates and weak economic conditions in these foreign markets. Fluctuations in foreign currency exchange rates are not expected to have a material impact on the Company.

    The Company's interest income and expense are most sensitive to the changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. Interest rates are sensitive to many factors' including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. An increase or decrease of 1% in prevailing interest rates would have a net impact of approximately $1.4 million on the Company's results of operations on an annualized basis at current debt levels.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    See Note 10 in Notes to Condensed Consolidated Financial Statements, Part I,
Item 1, of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

    a)   Exhibits

         27.1 Financial Data Schedule

    a)   Reports on Form 8-K

         The following reports on Form 8-K were filed during the quarter ended September 30, 1999:

         1. Form 8-K dated June 23, 1999 and filed July 8, 1999 disclosing the Registrant's acquisition of Douglas Elliman Brokerage.

         2. Form 8-K/A dated June 23, 1999 and filed August 31, 1999 disclosing the financial statements of Douglas Elliman Brokerage (amending Form 8-K filed July 8, 1999).

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