Form 10-K
period 1999-12-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2000-03-29
CIK 1067462

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                                -----------------

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

                                 (212) 984-8033
              (Registrant's Telephone Number, Including Area Code)

                                -----------------

                    Securities registered pursuant to Section
                                12(b) of the Act:

          Title of each class              Name of exchange on which registered

Common Stock, Par Value $0.01 Per Share           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

At March 15, 2000, there were 20,853,648 shares of Common Stock outstanding. Based on the reported closing price of $15.00 per share on the New York Stock Exchange on such date, the aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $300 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.
================================================================================

                                     Part I

Item 1.  Business

ORGANIZATION

    Insignia Financial Group, Inc. ("Insignia" or the "Company"), headquartered in New York, New York, is the parent company of an international real estate organization. Insignia's service businesses specialize in commercial real estate services, single-family home brokerage, mortgage origination, title services, apartment brokerage and leasing, escrow agency services, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. Additionally, Insignia has developed substantial Internet-based business applications associated with real estate. As more fully described below, Insignia's principal businesses are Insignia/ESG, Inc. (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services - formerly known as Richard Ellis St. Quintin), Realty One, Inc. (single-family home brokerage and mortgage origination), Douglas Elliman (apartment brokerage and leasing) and Insignia Residential Group, Inc. (condominium and cooperative apartment management). In addition, Insignia has other European operations in Frankfurt, Germany; Milan, Italy; Brussels, Belgium; and, with the recently acquired Colliers BDR (to operate as Insignia BDR), in Amsterdam, the Netherlands (collectively, the "Insignia Businesses").

    Through Insignia/ESG, Insignia provides a broad spectrum of commercial real estate services in the U.S., including tenant representation, property leasing and management, property disposition and acquisition, investment sales, mortgage financing, equity co-investment, development, redevelopment and consulting services. Insignia/ESG provides these services for tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. Insignia/ESG is among the leading providers of commercial real estate services in the United States. Insignia/ESG enjoys a leadership market position in the New York metropolitan area and significant market positions in property owner and/or tenant services in Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas, Miami and other major business districts. In all, Insignia/ESG has operations in 47 markets in the United States. In addition, Insignia/ESG engages in real estate investment activities through ownership in co-investments with institutional partners and, to a lesser extent, development property.

      Insignia Richard Ellis is among the leading commercial property services companies in the United Kingdom, with offices in London, Manchester, Glasgow, Birmingham, Leeds, Liverpool, Belfast and Jersey. In addition, Insignia has growing international capabilities, which allow it to meet clients' expanding global needs, in the United Kingdom, Germany, Italy, Belgium and the Netherlands. In 1999, the combined operations of Insignia/ESG and Insignia Richard Ellis completed commercial transactions in excess of 220 million square feet and arranged the sale of properties valued at over $12.0 billion.

     Through Realty One, Insignia Residential Group and Douglas Elliman, Insignia provides a diversified array of residential real estate services, including single-family home brokerage, mortgage origination, title services, escrow agency services, apartment brokerage and leasing and condominium and cooperative apartment management. Realty One operates a full-service single-family residential brokerage and mortgage origination business in northern Ohio and is the eighth largest (based on unit volume) residential real estate brokerage firm in the United States according to Real Trends "Big Broker Report" published in May 1999. In 1999, Realty One closed approximately 20,400 transactions valued at over $3.0 billion. First Ohio Mortgage Corporation, a mortgage loan subsidiary of Realty One that originates single-family home mortgages for Realty One clients and third parties, underwrote $405 million of mortgage loans in 1999.

     Douglas Elliman, acquired in June 1999, operates the largest residential real estate brokerage firm in New York City, commanding the number one market position for both residential sales and rentals according to the annual ranking of residential brokerage companies nation-wide as published by Real Trends. Douglas Elliman closed more than 4,600 transactions valued at over $2.2 billion during 1999.

     Insignia Residential Group is the largest manager of cooperatives and condominiums in the New York metropolitan area, according to a survey in the February 2000 issue of The Cooperator, and one of the largest apartment managers in the United States. Insignia Residential Group manages approximately 350 properties, consisting of cooperatives, condominiums and rental properties, and comprising approximately 62,000 units.

SPIN-OFF

     Insignia, incorporated under the laws of the state of Delaware on May 6, 1998 under the name Insignia/ESG Holdings, Inc., originally was a wholly-owned subsidiary of a company also named Insignia Financial Group, Inc. ("Former Parent"). On September 21, 1998, Former Parent effected the spin-off of Insignia through a pro rata distribution (the "Spin-Off") to the holders of common stock of Former Parent of all the outstanding common stock of Insignia (the "Common Stock"). On October 1, 1998, Former Parent (which then consisted solely of businesses and assets relating to multi-family residential real estate) merged into Apartment Investment and Management Company, a Maryland corporation ("AIMCO"), with AIMCO being the surviving corporation (the "Merger"). On November 2, 1998, Insignia assumed the name of Former Parent, "Insignia Financial Group, Inc.", and reclaimed Former Parent's original New York Stock Exchange symbol, "IFS." Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number at that address is (212) 984-8033.

COMMERCIAL REAL ESTATE SERVICES

INSIGNIA/ESG - UNITED STATES OPERATIONS

Real Estate Services

     Insignia/ESG's U.S. commercial real estate services business is the largest component of Insignia's operations, accounting for an estimated 57% of Insignia's 1999 service revenues. Insignia/ESG's commercial services business commenced operations in 1991 as a division of Former Parent's residential property management business. Its growth has come principally through acquisitions, most notably the June 30, 1996 purchase of Edward S. Gordon Company Incorporated in New York. Insignia/ESG generated service revenues of approximately $246.4 million in 1997, $312.9 million in 1998 and $389.2 million in 1999.

     Insignia/ESG provides a broad spectrum of commercial real estate services to corporations and other major space users, property owners and investors. These services include tenant representation, property leasing and management, property acquisition and disposition services, investment sales, mortgage financing, equity co-investment and consulting services. Insignia/ESG provides these services in the office, industrial, retail and hospitality sectors of the commercial real estate industry. At December 31, 1999, Insignia/ESG provided tenant representation, property management, leasing and other real estate services for over 223 million square feet of commercial real estate, including 147 million square feet of office space, 55 million square feet of industrial space, 16 million square feet of retail space and 5 million square feet of mixed use space. These services are provided on a third-party basis for owners such as John Hancock Mutual Life, The Irvine Company, Teachers Insurance and Annuity Association, Chase, J.P. Morgan and others. During 1999, Insignia/ESG completed U.S. transactions totaling in excess of 178 million square feet of commercial real estate and arranged the sale of more than $4.3 billion in commercial properties.

     All commercial real estate services in the U.S. are rendered under the highly regarded Insignia/ESG brand name. Insignia/ESG prides itself on the consistent, high-quality delivery of its services across geographic markets, property types and disciplines. It is active to varying degrees in 47 U.S. markets, and maintains substantial market share in key central business districts, such as New York, Washington D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas, Miami and others. Specialized divisions within Insignia/ESG include the following: Capital Advisors (investment sales and financing activities); Hotel Partners (international hotel brokerage specialist); and Commercial Investments Group (fee-development and redevelopment services).

     The New York metropolitan area is the largest market for Insignia/ESG. Insignia/ESG represents many leading corporations and property owners, helping them to fulfill their real estate needs in this marketplace. During 1999, Insignia/ESG was responsible for 17 of the 50 largest leasing transactions in the New York metropolitan area according to the February 2000 issue of Crain's New York Business - giving it a number one ranking for the third year in a row.

     Insignia believes that the success and reputation of Insignia/ESG within the New York metropolitan area serves as the primary catalyst for growth and expansion of commercial real estate services both domestically and internationally. Insignia/ESG's growth strategy combines targeted acquisitions of companies that offer complementary skill sets as well as the establishment of servicing capabilities in markets where it does not currently offer these services. Insignia/ESG's expansion is primarily focused on first tier U.S. and international markets (those comprising 75 million square feet or more) and secondarily on opportunities in second tier U.S. and international markets (those comprising 25 million to 74 million square feet). Since May 1998, Insignia/ESG has completed acquisitions of real estate service companies in Chicago, Philadelphia and Boston (including a hotel brokerage specialist with national and international service capabilities), and expanded its service operations in Los Angeles, San Francisco, Atlanta and Miami.

Principal Investment Activities

     Equity Co-Investments in Real Estate

     In addition to real estate services, Insignia/ESG owns and operates real estate through the acquisition of existing properties in co-investment ventures with its institutional partners. Insignia/ESG identifies investment opportunities for select clients and invests alongside of these clients in the purchase of qualifying properties. Co-investment partners include Citibank, ING Barings, Blackacre Capital Management, The Witkoff Group, Lennar, Lone Star Opportunity Fund, Prudential, GE Investments and Whitehall Street Real Estate. Insignia/ESG does not compete for acquisitions with its advisory clients who do not seek co-investment partners.

     During 1999, the Company, in partnership with its co-investment clients, concluded real estate investment purchases of 18 properties comprising approximately 2.5 million square feet of commercial space and 400 residential units and having an aggregate asset cost of over $295 million. At December 31, 1999, Insignia held ownership interests in 22 co-investment partnerships owning, in the aggregate, 37 properties comprising approximately 3,700 apartment units and 7.3 million square feet of commercial space. Insignia's ownership interests in these partnerships range from 5% to 35%. Two of these partnerships own property developed by Insignia. At December 31, 1999, Insignia held investments of approximately $28.2 million in these real estate properties, which had an asset cost of more than $850 million in the aggregate.

     Insignia also owns three properties, with aggregate real estate carrying amount of approximately $41.5 million, which are consolidated in the Company's financial statements at December 31, 1999. Two of the properties, Brookhaven Village (Norman, Oklahoma) and Dolphin Village (St. Petersburg, Florida), are retail facilities comprising over 291,000 square feet in the aggregate. The third is a 226,000 square foot office property located in Richardson, Texas. This property was developed by Insignia, with 90% of the cost financed, and 100% leased in late 1999 to Southwestern Bell.

     Development Property

     At December 31, 1999, the Company held investments of $4.3 million in two office properties under development and a parcel of land held for development. The office properties are held by joint ventures formed in 1999 with the admission of 70% and 75% partners. Development activities on these properties are not expected to be complete until later in 2000 or 2001.

INSIGNIA RICHARD ELLIS AND OTHER - EUROPEAN OPERATIONS

     Insignia's European operations consist of Insignia Richard Ellis in the United Kingdom, together with other businesses in Germany, Italy, Belgium and the Netherlands. European operations, which produced approximately $108.6 million in service revenues for 1999, accounted for 16% of Insignia's total service revenues. For the 1998 and 1997 years, Insignia's European operations generated service revenues of $65.4 million and $647,000, respectively. The British Pound (Sterling) represents the only foreign currency of a material business operation, as more than 90% of Insignia's foreign operations were attributable to Insignia Richard Ellis in 1999.

     Insignia Richard Ellis, one of the three largest commercial real estate service providers in the United Kingdom, represents the combined operations of Richard Ellis Group Limited ("REGL") (the 226 year old London-based commercial real estate firm acquired by Former Parent in February 1998) and St. Quintin Holdings Limited ("St. Quintin") (the London-based real estate firm acquired in March 1999). The operations of St. Quintin were merged with REGL in 1999.

     Insignia Richard Ellis provides broad-ranging services, including consulting, project management, appraisal, zoning and other general services. The major income components, however, are agency leasing, tenant representation and property sales and financing. Insignia Richard Ellis provides extensive coverage of the entire United Kingdom market through full-service offices in London, Glasgow, Birmingham, Leeds, Manchester, Liverpool, Belfast and

Jersey. During 1999, Insignia Richard Ellis generated service revenues of approximately $104.6 million, concluded 42 million square feet of transactions and arranged the sale of more than $7.7 billion in commercial property. In addition, Insignia Richard Ellis completed the two preeminent assignments in the London marketplace during 1999 with the transaction value of each exceeding $225 million.

     Insignia Richard Ellis's capabilities, culture, operating philosophy and client base are very similar to Insignia/ESG's. As a result of these similarities, Insignia has begun to experience synergies and cross-selling opportunities from the pairing of Insignia Richard Ellis alongside the U.S. operations of Insignia/ESG. With the ever-increasing global business environment, particularly with respect to two of the world's leading financial centers, New York and London, Insignia anticipates that synergies between Insignia Richard Ellis and Insignia/ESG will become increasingly more significant over time.

     The Company views Insignia Richard Ellis as the springboard for global expansion of the commercial real estate services business. Since the initial acquisition of REGL in February 1998, this business unit has assisted in the establishment of service operations in Frankfurt, Milan and Brussels and also assisted in the recent acquisition of Colliers BDR in Amsterdam, the Netherlands. Insignia is continually in search of attractive acquisition opportunities in select European markets.

COMMERCIAL SERVICES

     The full range of commercial services, both in the United States and Europe, include:

     Tenant Representation -- the acquisition or disposition of leased or owned space on behalf of space users

     Consulting -- specialization in large, multi-faceted transactions (usually 50,000 square feet or more) requiring in-depth planning, analysis and execution

     Investment Sales -- the sale or acquisition of all types of commercial property on behalf of owners

     Mortgage Financing -- the arrangement of financing (either debt or equity) on behalf of owners of all types of commercial properties

     Agency Leasing -- the marketing of available space within commercial properties on behalf of owners/landlords and the consummation of leases with tenants

     Property Management -- responsibility for the financial and operational aspects of a commercial property, which sometime involve specialized services such as construction management, engineering or energy management

     Facilities Management -- responsibility for the delivery of services for properties owned and occupied by corporations, institutions, government agencies, hospitals, colleges and universities

     Industrial Services -- specialized services performed for the owners and/or users of manufacturing, warehouse, distribution or flex-space (combining office and industrial uses) facilities

     Property Development and Redevelopment -- development and construction services for owners of office, industrial and retail properties, and the re-development/re-positioning of properties for owners looking to create enhanced value

     Real Estate Investment -- primarily through ownership in equity co-investment partnerships and development property with select clients

MARKET TRENDS

     United States

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

       o Increasing Sophistication of Transactions -- As companies grow, the significance of their real estate issues follow suit. It is common today for a company's real estate occupancy and investment issues to be second only to labor as a component of overall operating costs. Additionally, with the increasing sophistication of capital markets, the trend toward real estate securitization, the tendency of companies today to merge with others to achieve economies of scale and capture market share, and the consolidation of worldwide locations that accompany such mergers, the manner in which corporations manage such issues can have profound impacts on their financial performance. As a result, the level of sophistication required to manage such complex requirements and interrelationships transcends the traditional role of the real estate broker. Successful commercial real estate services companies today must be able to manage these requirements in order to effectively compete.

     Insignia/ESG's response to the foregoing is to seek to become an advisor for corporations and financial institutions with respect to their real estate use, investment and management requirements in the same manner that major investment banks are advisors to a corporation's corporate finance requirements. By focusing on providing the highest quality services with the best talent in the major business centers of the world, Insignia/ESG seeks to become the "one-stop" resource for all real estate requirements, specializing in the more complex and creative transactions that characterize today's worldwide marketplace.

     Europe

       o The general consensus among forecasters is that the United Kingdom and European economies, which are experiencing sustained growth, may see a modest decline in the growth rate by mid 2001. Occupational demand is likely to remain strong throughout 2000. In addition, the absence of new development in a number of key markets in the United Kingdom, especially in Southeast England, is likely to create further rental growth and therefore sustain momentum in the property investment sector.

       o Property markets in mainland Europe also remain strong, especially in the major economic markets in France, Germany, Italy and Spain. Interest from overseas investors, particularly from the U.S., remains strong and is tempered only by a general lack of suitable investment product. However, increasing development activities in these major markets are expected to bring supply more in line with demand in the foreseeable future.

COMPETITIVE POSITION

     Through Insignia/ESG and Insignia Richard Ellis, the Company believes that it is well positioned to meet the competitive challenges present in the commercial real estate marketplace. Among its competitive strengths are:

       o strong reputation and the recognition of its brand name within the industry;

       o  quality and depth of both its management and brokerage staff;

       o entrepreneurial corporate culture, which allows it to respond quickly to opportunities;

       o  unique methodologies for implementing large, complex transactions;

       o complete array of services, which allows it to both meet existing client needs and take advantage of cross-selling opportunities;

       o extensive property services portfolio, which provides significant economies of scale;

       o  proven mergers and acquisitions capability;

       o strong balance sheet, with commercial assets in excess of $570 million and minimal debt;

       o  commercial revenue growth in excess of 400% over the last three years;

       o commercial EBITDA growth of approximately 275% over the last three years;

       o market leadership in two of the world's most important financial centers-- New York and London; and

       o focus on attracting, retaining, supporting and promoting the highest quality, most skilled personnel in the industry.

RESIDENTIAL REAL ESTATE SERVICES

REALTY ONE

     Realty One, a full-service residential real estate broker headquartered in Cleveland, Ohio, was established in 1953 and acquired by Former Parent in October 1997. Realty One's current business operation is the result of nearly 60 separate mergers and acquisitions. It is the largest residential real estate brokerage firm in Ohio and the eighth largest (based on unit volume) in the United States according to the Real Trends "Big Brokers Report" published in May 1999. With more than 1,500 sales associates and 605 corporate and support staff located in 46 offices throughout northern Ohio, it represents more than 100 residential builders and handles more than 20,000 transactions valued at over $3 billion annually. First Ohio Mortgage Corporation, a subsidiary of Realty One, originates single-family home mortgages for both Realty One clients and third parties. Realty One, which produced $104.0 million in service revenues for 1999, accounted for approximately 15% of Insignia's total service revenues. Realty One generated service revenues of approximately $103.3 million in 1998 and $23.8 million in 1997 (for the period of ownership), respectively.

DOUGLAS ELLIMAN

     Douglas Elliman, acquired in June 1999, operates a residential cooperative, condominium and rental apartment brokerage and leasing firm in New York City. Douglas Elliman commands the number one market position for both residential sales and rentals in New York City and holds leadership positions in upscale suburban markets through offices in Greenwich and Darien, Connecticut, Bernardsville/Basking Ridge, New Jersey, and three on Long Island: Manhasset, Locust Valley, and Port Washington/Sands Point. Founded in 1911, Douglas Elliman has more than 780 brokers, supported by more than 115 corporate employees in 15 offices in the New York City area. Douglas Elliman closed more than 4,600 transactions valued at over $2.2 billion for the entire 1999 year and generated service revenues of approximately $49.8 million, or 7% of Insignia's total 1999 service revenues, for the six months of ownership in 1999.

     On a combined basis, Realty One and Douglas Elliman comprise the sixth largest (based on sales volume) residential brokerage business in the United States, with aggregate revenues of $153.8 million and transaction volume exceeding $5.0 billion for 1999. On an annualized basis, these businesses generated service revenues of approximating $200 million in the aggregate.

     Insignia continues to evaluate a consolidation-based strategy in the residential brokerage industry. The industry is currently defined by several key trends, including:

       o Margin Compression -- Margins are being compressed as a result of increasing splits paid to agents and, for the larger, more progressive firms, the investment in technology, marketing and development of one-stop shopping services.

       o Market Fragmentation -- There are more than 50,000 residential brokerages in the U.S., one quarter of which are currently estimated to be unprofitable, according to various industry research studies. These consist of independent brokerages as well as franchise operations. No single independent broker commands more than 1% of the national market, and no national franchise company maintains more than an 11% market share, with only three franchise companies holding more than 3%.

     The above trends, coupled with the available economies of scale, suggest that pursuit of a consolidation-based strategy may be capable of reversing the downward trend in margins and allow for the exploitation of proprietary technology to build real competitive advantages and insure brand loyalty.

     The residential brokerage industry has been consolidating for some time, and with access to additional capital, Realty One and Douglas Elliman may acquire key brokerage firms in their respective markets. Realty One already has significant experience acquiring and assimilating companies, completing approximately 60 acquisitions over the last 15 years. Insignia believes that the exceptional brands of Realty One and Douglas Elliman position the Company to launch the expansion of residential brokerage services throughout the U.S. and U.K., into key markets where Insignia is already a leading provider of commercial real estate services.

     In addition to consolidation strategies, opportunities exist to increase profit margins through the expansion of services into related areas, such as mortgage, escrow, title, valuation and renovation services that, in combination with e-commerce initiatives, will offer the consumer a true "one-stop shopping" experience. The approach of both Realty One and Douglas Elliman is to use advanced technology to bundle services more inexpensively and increase the value to the consumer. As an example, Insignia expects the use of developing Internet-based e-commerce capabilities to play an ever-increasing role in the delivery of services in the residential marketplace.

INSIGNIA RESIDENTIAL GROUP

     Insignia Residential Group is the largest manager of cooperative, condominium and rental apartments in the New York metropolitan tri-state area according to a recent survey in The Cooperator. Insignia Residential Group provides full service third-party fee management for approximately 350 total properties comprising 62,000 residential units in the greater New York metropolitan area. In addition, Insignia Residential Group has expanded its scope to include mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions. During 1999, Insignia Residential Group arranged approximately $98.0 million of such financing, representing a 6% increase over 1998. Insignia Residential Group generated total service revenues of $26.9 million in 1999, representing 4% of Insignia's service revenues for the 1999 year.

     Among the notable properties currently managed by Insignia Residential Group in New York City are the San Remo, Worldwide Plaza, Fresh Meadows, Horizon House and West Village Houses, respectively. Manhattan is the largest market for Insignia Residential Group, although it does maintain a presence in each of the other four boroughs of New York City as well as Long Island, Westchester County and Northern New Jersey. Insignia Residential Group increased its New York management portfolio by over 2,600 units with the August 1999 acquisition of RA Cohen & Associates.

     Insignia Residential Group's strategy is to focus on key markets where its size and reputation allow it to become the leading player. The Company believes that Insignia Residential Group's reputation for quality service and the broad experience of its personnel in managing condominiums and cooperatives throughout the New York metropolitan area enable it to successfully pursue new property service opportunities. The Company anticipates that Insignia Residential Group's economies of scale and state-of-the-art management information system should allow it to increase profit margins by offering services efficiently and at a competitive cost. Additionally, the Company expects newly developed e-commerce initiatives to play a significant role in the delivery of Insignia Residential Group's services in the residential marketplace.

RESIDENTIAL SERVICES

     Realty One, Douglas Elliman and Insignia Residential Group provide the following services:

     Residential Brokerage -- the agency representation of both buyers and sellers in the purchase and sale of residential housing, including assisting the seller in pricing the property, marketing and advertising the property, showing the property to prospective buyers, assisting the parties in negotiating the terms of the sale and closing the transaction

     Leasing -- the marketing of available space for properties on behalf of owners/landlords and the consummation of leases with tenants

     Rental Brokerage -- the agency representation of rental clients in the procurement of suitable apartment housing

     Relocation Services -- assisting both corporations and individuals in the sale, procurement and temporary management of residential properties for corporations and transferees. Realty One assists in large group moves as well as individual relocations

     Builder Marketing Services -- representing and consulting with large national and local developers providing marketing, research studies, product development and brokerage services

     Mortgage Origination -- through First Ohio Mortgage, Realty One offers convenient and competitive mortgage services to its customers and many other brokerages throughout northern Ohio. First Ohio Mortgage represents more than 15 mortgage lenders, each offering multiple financial products

     Title Services -- through Insignia Title, a newly formed affiliate created in January 2000, Realty One offers complete title services to its customers. This expansion of services further streamlines the home-buying and selling process by enabling customers to conduct their entire sale or purchase transaction from one central site, with coordinated business services creating a true "one-stop shopping" experience

     Escrow Agency -- through First Ohio Escrow, Realty One provides residential escrow agency services facilitating the closing of property sales

     Property Management -- involves providing accounting services on a cash or accrual basis, lease administration, central purchasing, cash management, insurance oversight, collections and compliance monitoring, and construction management

     Transfer Agent -- On behalf of cooperative and condominium clients, Insignia Residential Group processes applications of prospective purchasers, arranges and attends closings, facilitates the assignment of proprietary leases and provides safekeeping of leases and other documents

     Mortgage Brokerage Services -- Insignia Residential Group engages, to a limited extent, in mortgage brokerage services, including resale and financing arrangements for its customers through third-party financial institutions

COMPETITION

COMMERCIAL REAL ESTATE SERVICES

     Insignia/ESG

     Competition is intense in the U.S. commercial property services industry, particularly in the areas of tenant representation, property leasing and management and other services in which Insignia/ESG is engaged. Historically, most competitors have been regional or local companies specializing in one or more aspects of the business (e.g., property management, tenant representation, etc.). However, the consolidation trend has spawned fewer, larger international competitors that are integrated across property types and disciplines. Insignia/ESG competes increasingly with these full-service national competitors, including CB Richard Ellis, Cushman & Wakefield, Grubb & Ellis, Jones Lang LaSalle and Trammel Crow.

     Different factors weigh heavily in the competition for tenant representation and property services assignments. For major tenant representation assignments, competition is based on quality of services, demonstrated track record, breadth of resources, analytical skills and market knowledge. Insignia/ESG has a distinct methodology for executing major tenant representation assignments, which combines brokerage and consulting disciplines. This methodology, honed in New York over the past decade, is being exported to top tier markets throughout the United States. Further, Insignia/ESG has an outstanding track record in completing major tenant representation assignments. In 1999, as tenant representative, Insignia/ESG arranged major transactions for such well-known entities as Marsh & McLennan, Winstar Communications, Martha Stewart, On-line Media, Waterhouse Securities, and Citigroup. Moreover, Insignia/ESG's creativity and transaction-structuring expertise have been recognized by a leading trade group, which annually recognizes two New York City transactions as its "Deals of the Year." Insignia/ESG has been the recipient of such awards in three of the past four years, and has earned the top award overall in four of the past five years. The Company believes that Insignia/ESG's outstanding track record provides a distinct competitive advantage.

     Competition for third-party commercial property service engagements is based principally on cost and the quality of service, including the ability to enhance asset values. Insignia/ESG's personnel are experienced in managing a wide variety of property types in locations throughout the country. This enables Insignia/ESG to offer an owner of a large diversified portfolio the ability to obtain experienced management for most or all of its properties through one organization. The Company believes that Insignia/ESG has demonstrated an ability to effectively manage, lease and improve the value of properties. In addition, the Company believes that Insignia/ESG has developed a reputation for quality service and attention to detail for clients, investors and tenants alike. The Company also believes that Insignia/ESG's economies of scale and state-of-the-art management information systems should allow it to offer services efficiently and at an overall cost that is competitive with or less expensive than those offered by other property service companies. Because of its size and diversity, Insignia/ESG is able to control operating costs by spreading fixed overhead expenses across its large service base, which enhances profitability and enables Insignia/ESG to pass cost savings on to the property owners for which it provides services.

     Insignia Richard Ellis

     Competition is also intense among commercial service providers in the United Kingdom. Only five commercial services firms in the United Kingdom currently have annual revenues exceeding $100 million, and no firm maintains greater than a 5% market share. Insignia Richard Ellis, with 1999 revenues of $104.6 million, has established itself as a market leader with a "top three" position (according to a survey published by the Estates Gazette) in commercial property markets behind only DTZ and Jones Lang Lasalle. The Company believes that Insignia Richard Ellis's operations and reputation place it at a strategic advantage over other primary competitors including CB Hiller Parker, Knight Frank, Cushman & Wakefield and Lambert Smith Hampton.

RESIDENTIAL REAL ESTATE SERVICES

     Realty One

     Realty One's business accounts for almost one-third of single-family home sales or listings within the northern Ohio residential market. The number two firm, Smythe, Cramer Company, is responsible for approximately 20% of the total sales and listings. Other firms trail significantly further behind. The Company believes that Realty One's success is due to a number of competitive advantages, including its leading-edge use of technology and innovative marketing practices. For example, Realty One's proprietary computer system defines the "readiness" of potential customers to purchase a home, thus allowing for highly targeted direct-marketing and advertising programs.

     Realty One's marketing practices are spearheaded by its "Welcome Home For First Time Buyer" and "Welcome Home Advantages" value package programs. These programs include discounts and other promotional items from various national vendor participants such as GE appliances, Glidden Paints, Carter Lumber and Royal Dirt Devil Vacuums. To benefit from either of these programs, consumers are required to use the brokerage and mortgage origination or title services offered by Realty One and its subsidiaries. In addition, consumers receive a free home warranty valued at over $350 when they elect to use the services of First Ohio Mortgage. The Company believes that the combined value of the free home warranty and the value packages give Realty One a significant competitive advantage over its peers.

     Douglas Elliman

     Douglas Elliman enjoys a long-established presence in the New York City marketplace with a well-recognized brand name and leading market share. Douglas Elliman offers a comprehensive range of services and enjoys certain advantages over its competitors, most notably The Corcoran Group and Halstead Property Company, based on its size, geographic reach in the New York marketplace and its alignment alongside the operations of Insignia/ESG and Insignia Residential Group. For example, the Company expects Douglas Elliman to gain material competitive benefits from the synergies to be realized by providing residential brokerage services to Insignia/ESG clients as well as residents of Insignia Residential Group managed properties.

     Insignia Residential Group

     The cooperative, condominium and apartment management business is extremely competitive. In addition to several large companies, including Charles Greenthal, Inc. and Brown, Harris and Stevens, Inc., there are many small entities that aggressively compete for business. Further, some owner associations have opted for self-management, which eliminates the need for third-party service providers altogether. Despite the competitive landscape, the Company believes Insignia Residential Group has a proven record and that it has the capability to continue to compete successfully. Insignia Residential Group has grown to be an industry leader by offering superior service while providing its clients cost benefits not available from smaller competitors. Examples are the lower cost of supplies, insurance and other items that Insignia Residential Group purchases on behalf of its clients using the buying power available because of size.

INSIGNIA OPPORTUNITY TRUST

     In 1999, Insignia sponsored the formation of a private real estate investment trust ("REIT"), Insignia Opportunity Trust ("IOT"). IOT, through its subsidiary operating partnership, Insignia Opportunity Partners, invests in real estate debt and, to a lesser extent, other real estate equity instruments with a focus on below investment grade commercial mortgage backed securities. IOT commenced operations in October 1999 and as of December 31, 1999 had invested approximately $16.3 million in such investments. At December 31, 1999, Insignia held a $2.3 million investment, or approximately 13% ownership, in IOT. IOT has received capital commitments for an aggregate $72 million, of which $10 million is to be invested by Insignia and the remainder to be made by strategic partners that have invested in other Insignia related transactions in prior years. Such capital commitments are expected to be funded over the course of 2000 and 2001.

INTERNET INITIATIVES

     During 1999, Insignia announced its Internet strategy, which involves an extensive array of major e-commerce initiatives and strategic alliances, including internally developed businesses and equity investments in existing third-party Internet-based businesses. Insignia expects this Internet strategy to expand the Company's market leadership in commercial and residential real estate services through a fundamental repositioning of the Company into a first-tier real estate-oriented Internet services company.

     Insignia has developed Internet-based e-commerce models in virtually every segment of the real estate services businesses in which it currently operates, including residential sales, commercial and residential property management, commercial leasing and tenant representation, investing (or committing to invest) approximately $20 million of its own capital in these initiatives. During 1999, the Company launched the following upgraded internally developed Internet websites: www.insigniafinancial.com, www.insigniaesg.com, www.douglaselliman.com, www.insignia-re.com, www.realtyone.com, www.insigniaresidential.com and www.knowyourscore.com (a comprehensive credit-scoring site operated by Realty One subsidiary First Ohio Mortgage).

     Insignia also has made strategic investments of approximately $13.5 million in third-party Internet-based businesses, including: eziaz inc. (formerly Siteline, Inc.); LoopNet, Inc; PropertyFirst.com, Inc; MyContracts.com, Inc.; Wireless, Inc.; Cubitz.com, Inc.; Granite Square, Inc.; Concrete Media, Inc.; and Homestore.com, Inc. Insignia plans to continue to pursue its strategy of making direct equity investments in third-party Internet-based businesses that have a real estate oriented focus, and which are believed to have significant potential for commercial success.

     Insignia's first internally developed e-commerce initiative to go "live" on the Internet is the EdificeRex.com (www.edificerex.com) website, which is operated by its subsidiary EdificeRex.com, Inc. EdificeRex consists of the following three principal business lines:

       o RESIDENTIAL INTERNET PORTAL. The residential portal operated by EdificeRex is a building-centric, ultra-local website targeted at residents of high-end apartment building buildings in major metropolitan areas. This service was launched in New York City in February 2000, and is currently operational for more than 150 buildings containing approximately 25,000 apartments. EdificeRex has entered into contractual agreements to provide its services to over 150,000 apartment units in total, and plans to launch the residential portal service in major markets across the U.S., including Los Angeles, San Francisco, Atlanta, Boston, Chicago, Miami, Washington, D.C., as well as in London. In each market,

          EdificeRex will feature building-specific functionality and ultra-local content patterned after the New York City portal.

       o COMMERCIAL INTERNET PORTAL. The commercial portal currently under development by EdificeRex will target small to mid-sized tenants of commercial office space as well as employees of those tenants. This portal will also feature ultra-local content and product and service offerings, but will offer a "national" aggregated corporate buying feature as well. In addition, the portal will offer both building-centric and tenant-centric functionality (such as customized, free Intranet services). The commercial portal service is scheduled to be rolled-out in the Spring of 2000 in New York City, with service in additional major metropolitan areas in the U.S. and the U.K. expected to follow throughout the remainder of the year. EdificeRex has already entered into contractual arrangements with owners and managers (including Insignia/ESG) of buildings containing approximately 275 million square feet of commercial office space to provide the portal in this portal service in those buildings.

       o RESIDENTIAL "SMART BUILDING" SERVICES. This service offering features the installation of building-centric local area networks (LANs) in individual apartment buildings, which will be used to deliver high-speed, always-on, wireless broadband Internet access and other services to residents in the building. Other planned "smart building" service offerings utilizing the wireless LAN infrastructure include consumer (resident) oriented services, such as data storage and back-up, content filtering and delivery of on-demand, rich content such as video, as well as business (building) oriented services such as monitoring and alarming of mechanical systems and video monitor/intercom functionality.

     In March 2000, EdificeRex completed a $36 million private equity financing in which it sold 4,595,349 shares of its Series C Preferred Stock, representing an approximately 14% equity interest in the company, for $7.81 per share to a group of approximately 20 investors. Following the financing, Insignia owns approximately 51% of EdificeRex, with the remainder owned by management, employees and strategic real estate and operating partners. EdificeRex's founding real estate partners include Blackacre Capital Management, Apollo Real Estate Advisors, The Witkoff Group, Milford Management Corporation, The Related Companies, and Casden Properties.

     Insignia expects that its other internally developed Internet-based businesses will raise third-party capital to fund ongoing operations in a similar manner as the EdificeRex financing.

BRANDING

     In February 2000, Insignia introduced a worldwide corporate branding program that establishes a new logo for each of the Company's principal businesses. The centerpiece for this worldwide branding change is a vibrant, bright blue "i" logo. This logo unites the entire company internationally behind a highly visible and recognizable face in the marketplace and differentiates the Company's identity as the "new" Insignia - separate and distinct from that of the Former Parent entity from which Insignia spun off in late 1998.

ACQUISITIONS

     Over the past eight years, Insignia has demonstrated the ability to recognize accretive acquisition opportunities and to successfully integrate them within its existing infrastructure. Insignia continues to seek opportunities to align its business with other market leading real estate service firms that fit the Company's objectives for expansion. Insignia maintains an internal mergers and acquisitions staff that includes all senior members of Former Parent's investment banking group as well as the acquisition analysis staff currently maintained by Insignia Richard Ellis in the United Kingdom.

     Insignia pursues a global acquisition strategy that focuses on the expansion of each of its international and domestic businesses, while simultaneously seeking principal opportunities to invest capital in real estate assets in partnership with its clients. Such undertakings are expected to be in the areas of both commercial and residential real estate assets and services. Insignia also expects that, with time, it may pursue opportunities to diversify its lines of business and investment objectives as circumstances and opportunities change. Due to the substantial non-cash amortization incurred by the Company as a result of purchased goodwill and other intangibles, depreciation of real estate and interest expense charges associated with acquisition financing, past and future acquisitions may adversely affect net income.

Insignia has acquired the following material service businesses since January 1, 1999:

     Colliers BDR

     Subsequent to year-end, the Company entered into a definitive agreement to acquire Colliers BDR, a Dutch real estate services company headquartered in Amsterdam, the Netherlands. Colliers BDR provides a variety of commercial real estate services with a specialization in corporate services and international advisory assignments. The base purchase price was approximately $2.0 million, all of which was paid in cash. Additional purchase consideration of approximately $2.5 million, payable over three years, is contingent on the future performance of this business, which will operate as Insignia BDR.

     Douglas Elliman

     On June 23, 1999, Insignia acquired Douglas Elliman, a residential real estate brokerage firm located in New York City. The base purchase price was approximately $65.0 million, paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10.0 million, payable over the next five years, is contingent on the future revenues of Douglas Elliman.

     St. Quintin Holdings Limited

     On March 5, 1999, Insignia acquired St. Quintin, a British real estate services firm headquartered in London. The operations of St. Quintin were merged with REGL, and the combined entities now operate under the name Insignia Richard Ellis throughout the United Kingdom. The base purchase price was approximately $32.0 million. Additional purchase consideration of up to approximately $12.0 million, payable over the next four years, is contingent on the future performance of Insignia Richard Ellis. The purchase was funded with approximately $24.3 million in borrowings under the Company's revolving credit facility, the issuance of 305,981 shares of the Company's Common Stock and assumed options to purchase 611,962 shares of the Company's Common Stock.

     Lynch Murphy Walsh & Partners

     On March 1, 1999, Insignia acquired Lynch Murphy Walsh & Partners ("Lynch Murphy"), a provider of commercial real estate services located in Boston, Massachusetts. Lynch Murphy specializes in brokerage services, including representation of tenants and landlords, investment sales and debt placements, valuation services and advisory/consulting services. The base purchase price was $12.0 million, all of which was paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10.0 million, payable over the next three years, is contingent on the future performance of Lynch Murphy.

MERGER RELATED EXPENSES

     Insignia incurred aggregate one-time charges of approximately $4.3 million ($3.1 million, net of tax) in 1999 for merger related expenses in connection with the acquisition of St. Quintin in March 1999 and its subsequent operational merger with REGL. The charges reflect the provision for estimated costs of vacated excess office space sublet and other consolidation expenses incurred in connection with the operational merger. At December 31, 1999, all such office space had been disposed of and all other consolidation expenses, including severance costs, had been incurred.

SEGMENT DATA

     Insignia is a fully integrated international real estate services company with operations in two principal reportable segments: commercial services and residential services. The commercial services segment provides a diversified array of services including tenant representation, agency leasing, investment sales, property management, consulting, brokerage and development. Additionally, the commercial services segment includes real estate operations, consisting primarily of ownership in co-investment partnerships and development property. The residential services segment provides property management services, real estate brokerage services, mortgage origination services, and title and escrow agency services.

     Segment operations are disclosed in the notes to the accompanying financial statements of Insignia included in Item 14 of this Form 10-K. These financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.

SEASONALITY

     Seasonal factors affecting the Company are disclosed in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Nature of Operations."

ENVIRONMENTAL REGULATION

     Under various federal and state environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate certain hazardous or toxic substances or petroleum-product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. There can be no assurance that Insignia, or any assets owned or controlled by Insignia, currently are in compliance with all of such laws and regulations, or that Insignia will not become subject to liabilities that arise in whole or in part out of any such laws, rules or regulations. Management is not currently aware of any environmental liabilities that are expected to have a material adverse effect upon the operations or financial condition of the Company.

EMPLOYEES

     Insignia has approximately 8,000 employees, including employee brokers and other qualified real estate agents and sales associates. Insignia believes that its employee relations are excellent.

EXECUTIVE OFFICERS

     The following persons serve as executive officers of Insignia. All executive officers of Insignia serve at the discretion of the Board of Directors.

                 NAME             AGE                            PRINCIPAL POSITIONS
                 ----             ---                            -------------------
       Andrew L. Farkas            39    Chairman of the Board; Chief Executive Officer
       Andrew J.M. Huntley         61    Director; Office of the Chairman; Chairman of Insignia Richard Ellis
       Stephen B. Siegel           55    Director; President; Chairman and Chief Executive Officer of
                                         Insignia/ESG, Inc.
       James A. Aston              47    Chief Financial Officer
       Jeffrey P. Cohen            32    Executive Vice President
       Frank M. Garrison           45    Office of the Chairman; President of Insignia Financial Services,
                                         Inc.
       Adam B. Gilbert             47    Executive Vice President; General Counsel; Secretary
       Edward S. Gordon            64    Office of the Chairman
       Ronald Uretta               44    Chief Operating Officer; Treasurer; President of Insignia/ESG, Inc;
                                         President of Insignia Residential Group, Inc.

     Andrew L. Farkas has been a director and Chairman of Insignia since its inception in May 1998 and Chief Executive Officer of Insignia since August 1998, and also serves as the President and Chief Executive Officer of EdificeRex.com, Inc. Mr. Farkas served as a director of Former Parent from its inception in August 1990 until the AIMCO merger in September 1998, and as Chairman and Chief Executive Officer of Former Parent from January 1991 until September 1998. Mr. Farkas also served as Chairman of the Board of Trustees of Insignia Properties Trust, a publicly traded REIT subsidiary of Former Parent, from December 1996 until February 1999 (when it was merged into AIMCO) and as Chief Executive Officer of Insignia Properties Trust from December 1996 until September 1998.

     Andrew J.M. Huntley has been a director and member of the Office of the Chairman of Insignia since its inception in May 1998. Mr. Huntley also serves as Chairman of Insignia Richard Ellis, with whom he has been employed in various capacities since February 1965.

     James A. Aston has been Chief Financial Officer of Insignia since August 1998. Mr. Aston served as Chief Financial Officer of Former Parent from August 1996 until September 1998. Additionally, Mr. Aston served as a Trustee of Insignia Properties Trust from December 1996 until February 1999 and President of Insignia Properties Trust from December 1996 until September 1998. Mr. Aston commenced employment with Former Parent in January 1991.

     Jeffrey P. Cohen has been an Executive Vice President of Insignia since March 2000, and was Senior Vice President of Insignia from May 1998 until that time. Mr. Cohen also serves as an Executive Managing Director of Insignia Financial Services, Inc., President of IFS Securities, Inc., a director and Executive Vice President of EdificeRex.com, Inc. and President of RexSpeed, Inc. He was a Senior Vice President of Former Parent from April 1997 until September 1998, and Executive Vice President and Secretary of Insignia Properties Trust from May 1997 until February 1999. From September 1993 until March 1997, Mr. Cohen was an attorney with the law firm of Rogers & Wells in New York, New York.

     Frank M. Garrison has been a member of the Office of the Chairman since August 1998, and also serves as President of Insignia Financial Services, Inc. Mr. Garrison served as an Executive Managing Director of Former Parent and President of its Financial Services division from July 1994 until September 1998. Additionally, Mr. Garrison served as a Trustee of Insignia Properties Trust from December 1996 until February 1999 and Executive Managing Director of Insignia Properties Trust from December 1996 until September 1998. Mr. Garrison commenced employment with Former Parent in January 1992.

     Adam B. Gilbert has been General Counsel and Secretary of Insignia since its inception in May 1998 and Executive Vice President of Insignia since August 1998. Mr. Gilbert also serves as a Senior Vice President of Insignia/ESG and an Executive Vice President of EdificeRex.com, Inc. He was General Counsel and Secretary of Former Parent from March 1998 until September 1998. From January 1994 until February 1998, Mr. Gilbert served as a partner in the law firm of Nixon, Hargrave, Devans & Doyle, LLP in New York, New York.

     Edward S. Gordon has been with the Office of the Chairman of Insignia since its inception in May 1998, and served as Chairman of Insignia/ESG from June 1996 until August 1998. Mr. Gordon was a member of the Office of the Chairman, of Former Parent, from June 1996 until September 1998. He was Chairman of the Edward S. Gordon Company Incorporated (now Insignia/ESG), which was acquired by Former Parent in June 1996, since he founded the company in 1972.

     Stephen B. Siegel has been a director of Insignia since its inception in May 1998 and President of Insignia since August 1998 and is Chairman and Chief Executive Officer of Insignia/ESG. Mr. Siegel served as President of the Edward
S. Gordon Company Incorporated (now Insignia/ESG) from June 1992 to May 1998.

     Ronald Uretta has served as Chief Operating Officer and Treasurer of Insignia since August 1998. Mr. Uretta also serves as President of Insignia/ESG and President of Insignia Residential Group. He was Treasurer of Former Parent from January 1992 until September 1998 and Chief Operating Officer of Former Parent from August 1996 until September 1998. Mr. Uretta served as a Trustee of Insignia Properties Trust from December 1996 until October 1998.

     There are no family relationships among any of the executive officers of Insignia.

Item 2.  Properties

     Insignia's principal executive office is located at 200 Park Avenue, in New York, New York. The following table sets forth information on the operating leases for the principal headquarters for each of Insignia's principal operating units:

     OPERATING UNIT                          LOCATION                        ANNUAL RENT      SQUARE FT.  EXPIRATION
     --------------                          --------                        -----------      ----------  ----------
Insignia/ESG               200 Park Avenue, New York, NY                      $4,425,000        120,000   June 2005
Insignia Richard Ellis     Berkeley Square House, London                       3,200,000         42,000   June 2003
Realty One                 6000 Rockside Woods Blvd., Cleveland, OH              650,000         41,000   June 2005
Douglas Elliman            575 Madison Avenue, New York, NY                      445,000         30,000   April 2004
Insignia Residential
  Group                    675 Third Avenue, New York, NY                      1,668,000         72,500   April 2009

     The Company occupies additional office space in locations throughout the United States, United Kingdom, Germany, Italy, Belgium and the Netherlands under leases expiring at various dates between 2000 and 2009. Insignia believes its facilities are adequate for current and future planned uses.

Item 3. Legal Proceedings

     In 1994, Re/Max International and various franchisees filed suit in the United States District Court for the Northern District of Ohio against Realty One, alleging claims under the federal antitrust laws and related state law claims. The suit alleges that Realty One conspired with Smythe, Cramer Company to institute a series of differential commission splits intended to harm Re/Max International and its franchisees in the northeast Ohio residential real estate brokerage market. Plaintiffs' claim actual damages of $30 million. The applicable federal antitrust law provides, among other things, for the trebling of actual damages.

     In 1997, the District Court granted summary judgment dismissing all of plaintiffs' federal and state claims. In a ruling issued April 6, 1999, the Sixth Circuit reversed the District Court's order in substantial part. Subsequent to the Sixth Circuit ruling, plaintiffs voluntarily dismissed their monopoly claims. The only remaining claims are the federal antitrust conspiracy claims, which are set for trial in April 2000. Realty One denies the existence of any conspiracy, and has defended and continues to defend this action vigorously.

     In connection with Insignia's acquisition of Realty One in October 1997, the sellers indemnified the Company for any loss arising from such litigation up to the purchase price of approximately $40 million.

     Insignia and certain subsidiaries are defendants in other lawsuits arising in the ordinary course of business. Claims may result in substantial compensatory and punitive damages. Management does not expect that the results of any such lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 1999.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK

     On September 21, 1998, Former Parent effected the Spin-Off of Insignia through a pro rata distribution to the holders of common stock of Former Parent of all the outstanding Common Stock of Insignia. Insignia's Common Stock commenced trading on the New York Stock Exchange on September 22, 1998 under the symbol "IEG". On November 2, 1998, the Company reclaimed Former Parent's original New York Stock Exchange trading symbol and commenced trading under "IFS".

     The following table sets forth the high and low daily closing sale prices for the Company's Common Stock as reported on the New York Stock Exchange for the 1998 quarterly periods subsequent to the Spin-Off and for each quarter of 1999:

CALENDAR PERIOD                                               HIGH        LOW
---------------                                               ----        ---
1998
   Third Quarter (commencing September 22, 1998).......     12 11/16     11 1/2
   Fourth Quarter......................................     14            8 7/8

1999
   First Quarter.......................................     15 7/16      12 1/2
   Second Quarter......................................     14 11/16     10 1/4
   Third Quarter.......................................     12 1/8        8 1/8
   Fourth Quarter......................................      8 11/16      7 7/16

     The closing sales price for Insignia's Common Stock on March 15, 2000, as reported on the New York Stock Exchange, was $15.00.

     The Company's transfer agent is First Union National Bank of North Carolina, 1525 West W. T. Harris Blvd. Suite 3C3, Charlotte, North Carolina 28262. As of March 15, 2000, there were approximately 1,700 shareholders of record of the Company's Common Stock.

     The Company has never paid dividends on its Common Stock and does not currently intend to pay any dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations. The payment of dividends is subject to certain restrictions under the Company's revolving credit facility.

PREFERRED STOCK ISSUANCE

     On February 9, 2000, Insignia sold 250,000 shares of perpetual convertible preferred stock, with a stated value of $100 per share, to investment funds advised by Blackacre Capital Management for an aggregate purchase price of $25.0 million. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof. The preferred stock pays a 4% annual dividend, payable at Insignia's option in cash or Common Stock, and is convertible into the Company's Common Stock at the option of the holder at $14 per share, subject to adjustment. The preferred stock is callable by the Company, at face value, at any time on or after February 15, 2004.

EMPLOYEE STOCK PURCHASE PROGRAM

     The Company's 1998 Employee Stock Purchase Plan was adopted to provide employees with an opportunity to purchase Common Stock through payroll deductions at a price not less than 85% of the fair market value of the Company's Common Stock. This plan is designed to qualify under Section 423 of the Internal Revenue Code of 1986. During 1999, 112,006 shares of Common Stock were issued under this plan.

STOCK REPURCHASES

     As of December 31, 1999, Insignia had repurchased 1,502,600 shares of its Common Stock at an aggregate cost of approximately $16.2 million. The repurchase program, which was originally established in October 1998 to allow for the purchase of up to $10 million of the Company's outstanding Common Stock, was expanded in 1999 to permit repurchases up to an aggregate $17.5 million. Such shares held in treasury at December 31, 1999 were reserved for the issuance of warrants to certain executive officers, non-employee directors and other employees of the Company. Warrants representing 1,494,500 repurchased shares were issued in early 2000.

Item 6.  Selected Financial Data

     The following table sets forth certain selected historical financial data of Insignia and those Insignia Businesses included in the Spin-Off for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. This information has been derived from and is qualified by reference to the consolidated financial statements of the Company and the notes thereto and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 in this Report.

     The selected financial data presents the historical financial position, results of continuing operations and cash flows of those Insignia Businesses owned by Former Parent prior to the Spin-Off in September 1998 as if Insignia were a separate entity for all periods presented. This financial information is not necessarily indicative of results that would have occurred had Insignia operated as a stand-alone entity separate from Former Parent during the periods presented prior to the Spin-Off.

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                        1999         1998          1997            1996          1995
                                                        ----         ----          ----            ----          ----
                                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues                                          $686,366      $510,780      $295,753        $122,005      $ 38,658
  Internet-based business expense                      1,580             -             -               -             -
  Merger related expenses                              4,272             -             -               -             -
  Provision for loss on subsidiary                         -         2,300             -               -             -
  Depreciation and amortization                       30,979        22,543        15,244           9,197         3,778
  Net income (loss)                                   10,298        11,053        13,055           3,484        (2,278)
  Net income per share - assuming dilution (1)          0.46          0.50          0.62            0.16           N/A

OTHER DATA:
  EBITDA (2)                                        $ 58,923      $ 48,345      $ 36,633        $ 14,561      $  1,104
  Cash provided by (used in) operating
     activities                                       64,810        35,857        31,370          11,203        (1,399)

                                                                             AT DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                        1999         1998          1997            1996          1995
                                                        ----         ----          ----            ----          ----
                                                                              (In thousands)
BALANCE SHEET DATA:
  Cash and cash equivalents                        $  61,600      $  53,489    $    5,514        $     44     $     36
  Real estate interests                               74,007         58,196        19,454           4,465          894
  Total assets                                       795,313        595,489       337,945         171,787       43,074
  Total long-term debt                               164,322         44,438        19,969               -            -
  Investment and net advances from Former
     Parent                                                -              -       208,444         137,777       39,948
  Stockholders' equity                               393,069        383,243             -               -            -

(1) Earnings per share for 1998 is presented on a pro forma basis assuming the Spin-Off occurred at the beginning of the year. Earnings per share for 1997 and 1996 are presented on a pro forma basis solely for comparison because Insignia was not a separate entity during those periods.

(2) Defined as real estate services revenues less direct expenses and administrative costs. EBITDA should not be construed to represent cash provided by operations pursuant to generally accepted accounting principles ("GAAP"), as it is not defined by GAAP and Insignia's usage of this term may differ from other companies' usage of the same or similar terms.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Insignia is among the leading providers of commercial and residential real estate services in the United States and United Kingdom, with a growing presence throughout other parts of continental Europe. Insignia operates in two principal business segments (commercial and residential real estate services) and offers a diversified array of real estate services including: tenant representation; agency leasing; property management; consulting; investment sales; development and redevelopment; mortgage financing; single-family home brokerage; mortgage origination; title and escrow agency services; and apartment brokerage. Insignia's revenues from these services totaled $678.5 million in 1999, compared to $507.4 million in 1998. This growth was attributable primarily to contributions from 1999 acquisitions, most notably St. Quintin and Douglas Elliman, and exceptionally strong performance in the U.S. and U.K. commercial services operations.

     In 1999, Insignia's commercial services businesses included Insignia/ESG's U.S. operations, Insignia Richard Ellis in the United Kingdom and other European operations in Germany, Italy and Belgium. The commercial businesses produced aggregate service revenues of $497.8 million in 1999, accounting for approximately 73% of the Company's total service revenues for the period. Insignia strengthened its position as a leader in commercial real estate services internationally through the acquisition of St. Quintin in March 1999 and the establishment of offices in Milan, Italy and Brussels, Belgium in mid-1999. In addition, Insignia added to its growing capabilities in continental Europe through the March 2000 acquisition of Colliers BDR, which will operate as Insignia BDR.

    Through Insignia Richard Ellis, which produced service revenues of $104.6 million in 1999, Insignia holds a "top three" market position for commercial property services in the United Kingdom. The combined strength of Insignia Richard Ellis in London and Insignia/ESG in New York gives Insignia a commanding position in two of the world's most important global business centers.

     Insignia also continues to pursue opportunities to invest in real estate assets, primarily through co-investment ventures with its institutional partners to acquire existing properties and, to a lesser extent, development property. At December 31, 1999, Insignia held ownership interests in 22 co-investment partnerships totaling 7.3 million square feet of commercial property and 3,700 multi-family apartment units. Insignia's ownership interests in these partnerships range from 5% to 35%. At December 31, 1999, the Company also held investments in two office properties under development and a parcel of land held for development. The office properties are held by joint ventures formed in 1999 with the addition of 70% and 75% partners.

     Insignia also owns three real estate properties - two retail properties comprising 291,000 square feet and an office property with 226,000 square feet - that are consolidated in the Company's financial statements at December 31, 1999. All real estate investment activities are managed as a component of the Company's commercial services business.

     In 1999, the residential services businesses included Realty One, Insignia Residential Group and Douglas Elliman. Realty One, located in Cleveland, Ohio, is the largest provider of residential real estate brokerage services in Ohio and the eighth largest (based on unit volume) in the United States according to Real Trends "Big Broker Report" published in May 1999. Douglas Elliman is the largest provider of residential brokerage services in New York City. On a combined basis, Realty One and Douglas Elliman comprise the sixth largest (based on sales volume) residential brokerage business in the United States, with aggregate sales transactions in 1999 valued at over $5.0 billion. Insignia Residential Group is the largest provider of management services to cooperative and condominium owners in the New York metropolitan area with a total portfolio of approximately 62,000 units. The residential businesses produced aggregate service revenues of $180.7 million in 1999.

     In addition to net income, Insignia uses EBITDA (defined as real estate services revenues less direct expenses and administrative costs), Net EBITDA (defined as income before depreciation, amortization, income taxes and non-recurring one-time charges) and Net EBITDA less income taxes, as indicators of the Company's financial performance. Management uses these supplemental measures in the evaluation of operations and in making financial decisions.

BASIS OF PRESENTATION

    The comparative financial results for the periods prior to the Spin-Off are based on the historical financial statements of those Insignia Businesses spun-off from Former Parent as if effected at the beginning of the applicable year. Administrative expenses, which included, among other things, investment banking, information technology, legal, finance, accounting and facilities expenses of Former Parent, were allocated to Insignia for all periods prior to the Spin-Off. The administrative allocations, totaling $5.5 million for the nine months of 1998 prior to the Spin-Off and $6.8 million for 1997, were based on an analysis of the operations of Former Parent using various methods, including employee headcount, acquisition activities and estimated management time devoted to the operations of those Insignia Businesses.

FINANCIAL CONDITION

    Total assets increased by approximately $199.8 million to $795.3 million at December 31, 1999. The primary source of the increase relates to the acquisitions of Lynch Murphy in Boston (March 1999), St. Quintin in the United Kingdom (March 1999) and Douglas Elliman in New York City (June 1999). These acquisitions, comprised substantially of purchased intangibles, fueled the $97.7 million increase in costs in excess of net assets of acquired businesses. The remainder of the asset growth was primarily attributable to increased receivables from service activities, property and equipment purchases, investments in real estate property and investments of approximately $20.0 million in third-party Internet-based businesses and internally developed Internet-based intellectual property. Liabilities increased by $190.0 million to $402.2 million at December 31, 1999. This increase is due principally to borrowings of approximately $109.0 million on Insignia's revolving credit facility for acquisition financing, increases in commission's payable resulting from the expansion of commercial real estate service activities and non-recourse real estate mortgage debt encumbering wholly-owned properties.

RESULTS OF OPERATIONS

     The following table sets forth certain items derived from the Company's consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                             YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                     1999              1998              1997
                                                     ----              ----              ----
                                                                  (In thousands)
REVENUES
    Commercial
      United States                               $389,208          $312,940           $246,448
      Europe                                       108,562            65,422                647
    Residential                                    180,701           128,989             48,163
                                                  --------          --------           --------
Real Estate Services                               678,471           507,351            295,258

Cost and expenses
    Real estate services                           607,722           451,774            251,855
    Administrative                                  11,826             7,232              6,770
                                                  --------          --------           --------

EBITDA - REAL ESTATE SERVICES (1)                   58,923            48,345             36,633

    Real estate FFO (2)                              3,758             1,735                804
    Interest and other income                        5,191             3,429                495
    Foreign currency transaction gains                 827                 -                  -
    Interest expense                                (8,206)           (1,378)              (318)
    Minority interests                                   -               371                 41
                                                  --------          --------           --------

NET EBITDA (1)                                      60,493            52,502             37,655

    Internet-based business expense                 (1,580)                -                  -
                                                  --------          --------           --------

NET EBITDA AFTER INTERNET                           58,913            52,502             37,655

    Income tax provision                           (12,226)          (12,975)            (8,703)
                                                  --------          --------           --------

NET EBITDA LESS INCOME TAXES (1)                    46,687            39,527             28,952

    Provision for loss on subsidiary                     -            (2,300)                 -
    Merger related expenses, net of tax             (3,117)                -                  -
    Gains on sale of real estate, net of tax         1,660                 -                  -

    Depreciation - property and equipment           (6,644)           (3,090)            (1,429)
    Amortization of intangibles                    (23,823)          (19,453)           (13,815)
    Depreciation - real estate                      (4,465)           (3,631)              (653)
                                                  --------          --------           --------

NET INCOME                                        $ 10,298          $ 11,053           $ 13,055
                                                  ========          ========           ========

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

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Insignia reported strong operating results for 1999, with service revenues and Net EBITDA totaling $678.5 million and $58.9 million, respectively. These operating results represented increases of 34% and 12%, respectively, over 1998. Over $90 million, or approximately 55%, of the revenue growth was attributable to 1999 acquisitions with the remainder representing internal growth from the expansion of services and robust market conditions, primarily in the commercial sector. Net EBITDA for the service businesses, before Internet related expenses of $1.6 million, grew 15% to $60.5 million for 1999, in comparison to 1998. Net EBITDA for 1999 was favorably impacted by foreign currency transaction gains of $827,000 attributable to the portion of the Company's credit facility borrowings denominated in European currencies. During 1999, Insignia held approximately $25 million of its credit facility borrowings in European currencies to act as a partial hedge against decreases in European earnings from declines in currency exchange rates against the U.S. Dollar. Net EBITDA less income taxes increased 18% to $46.7 million in 1999 from $39.5 million in 1998.

     Net income for 1999 totaled $10.3 million, reflecting a 7% decline from $11.1 million in 1998. Net income per share, on a diluted basis, was $0.46 for 1999 compared with $0.50 for 1998. The $4.3 million one-time charge for the operational merger of St. Quintin and REGL and fourth quarter 1999 expenses of $1.6 million related to the development of stand-alone Internet-based businesses adversely affected earnings. On an after-tax basis, these items reduced net income by approximately $4 million, or $0.17 per share.

     The results of operations for the Company are more fully described below.

Commercial Real Estate Operations

     Real Estate Services

     Commercial real estate service businesses produced an aggregate service revenue increase of 32% to $497.8 million for 1999, in comparison to $378.4 million for 1998. The increase in service revenue attributable to the acquisitions of Lynch Murphy in Boston and St. Quintin in the U.K. totaled approximately $49 million, or 41% of the overall growth over 1998. European operations, most notably Insignia Richard Ellis, accounted for approximately 36% of growth over 1998. The remainder of the revenue growth, approximately $70 million, was attributable to the full year impact of the mid-1998 acquisitions of Hotel Partners and Jackson Cross, internal growth from the expansion of services in key U.S. markets and favorable market conditions, most notably in the New York metropolitan area. The commercial service businesses produced aggregate EBITDA gains of 21% to $56.4 million for 1999 compared to $46.7 million for 1998.

     The U.S. commercial service operations produced revenue increases of 24% from $312.9 million in 1998 to $389.2 million in 1999. Lynch Murphy, acquired in March 1999, contributed $13.9 million of the 1999 revenue growth. Additionally, $17.5 million of the service revenue growth for 1999 was a result of the full year impact of the mid-1998 acquisitions of Hotel Partners and Jackson Cross. The New York metropolitan area was the primary catalyst behind the remaining 1999 internal growth of approximately $45 million. The New York region produced record results, with service revenue totaling $186 million, reflecting a gain of approximately $17.6 million over 1998 levels. Virtually every domestic operating region reported revenue gains in 1999 in comparison to 1998.

     The U.S. commercial service operations produced EBITDA of $41.6 million for 1999, reflecting an increase of 6% over $39.3 million for 1998. The lower percentage increase in EBITDA, as compared to revenues, was substantially attributable to an $8.0 million increase in back office support costs resulting from internal growth and higher information technology costs. The EBITDA results for 1999 again reflect favorable year-over-year gains by the New York region, which produced an EBITDA increase of 7% to $36.5 million for 1999 as compared to 1998. In addition, the Company's investment sales unit, Capital Advisors, produced a $3.2 million increase in EBITDA in 1999 compared to 1998. This increase for Capital Advisors clearly indicates the full recovery from the turmoil in the capital markets experienced in the fourth quarter of 1998 and first quarter of 1999 that resulted in a downturn in investment sales activity.

     In Europe, service revenues increased 66% over 1998 levels to $108.6 million in 1999. This increase was primarily attributable to the full year impact of results for REGL in 1999 (compared to ten months in 1998), the acquisition and operational merger of St. Quintin with REGL in March 1999 and the full year impact of the German operation established in June 1998. In 1999, the combined operation of Insignia Richard Ellis contributed service revenues of $104.6 million and the German business contributed service revenues of $3.7 million. These results represented gains of 72% and 147%, respectively, compared to 1998. The Italian and Belgian businesses, established in mid-1999, produced modest revenues of $245,000 and $28,000, respectively, for the 1999 periods of operation. These mainland businesses are expected to contribute more meaningful operating results in the year 2000 and beyond.

     European operations contributed EBITDA of $14.7 million for 1999, reflecting an increase of 101% or $7.3 million over 1998. This significant EBITDA gain reflects the full recognition of cost savings and revenue growth associated with the acquisition of St. Quintin and its operational merger with REGL, which now operate as Insignia Richard Ellis, and a robust real estate market in the United Kingdom. The integration of these two U.K. market leaders exceeded Insignia's expected timetable for expense recovery and operational efficiency. In its first full year of operations, the German business contributed EBITDA of $551,000 for 1999, reflecting a 51% increase over 1998.

     Principal Investment Activities

     The commercial operations of Insignia/ESG also include the property operations of the three wholly-owned real estate properties that are consolidated in the Company's financial statements for 1999. These properties produced revenues and pre-tax losses of approximately $1.9 million and ($224,000), respectively. The results of operations for these properties are excluded from service EBITDA and are included in FFO from real estate operations.

     FFO from real estate ownership produced increases of 117% from $1.7 million in 1998 to $3.8 million in 1999. This increase reflects the continued enhancement of operating performance at existing properties resulting from improved occupancy and further cost efficiencies and the continued investment in qualifying properties. During 1999, the Company, in partnership with select clients, concluded real estate investment purchases of 18 properties comprising approximately 2.5 million square feet of commercial space and 400 residential units.

     Equity earnings from real estate ownership totaled approximately $2.3 million for 1999, compared to losses of $1.9 million for 1998. This substantial increase was fueled by aggregate realized gains of approximately $2.8 million ($1.7 million after tax) from the sale of eight co-investment properties in 1999. The difference between real estate FFO and equity earnings is represented by depreciation of real estate, gains or losses from sales of property and provisions for impairment. Real estate depreciation increased 23% from $3.6 million in 1998 to $4.5 million in 1999.

Residential Real Estate Operations

     The residential service operations produced an aggregate service revenue increase of 40% from $129.0 million for 1998 to $180.7 million for 1999. This growth was essentially attributable to the acquisition of Douglas Elliman, which produced service revenues totaling $49.8 million for the six months of ownership since its acquisition in June 1999. Douglas Elliman experienced significant growth in its 1999 sales volume over 1998 due to the robust market for cooperative and condominium sales in New York City. For the full 1999 year, Douglas Elliman closed transactions valued at more than $2.2 billion, reflecting an increase of 25% compared to 1998. In addition, Douglas Elliman's average sales price for 1999 closed transactions saw a 13% increase over 1998 to $657,000. Realty One produced a service revenue increase of a modest 1% from $103.3 million in 1998 to $104.0 million for 1999. This achievement of revenue results nearly in line with the record level of 1998 is noteworthy given Realty One's sensitivity to interest rates fluctuations. Insignia Residential Group, which saw its management portfolio expand to more than 62,000 units during 1999, reported a 5% increase in service revenues from $25.7 million in 1998 to $26.9 million in 1999. First Ohio Mortgage, Realty One's mortgage loan subsidiary, experienced a 2% decline in loan volume to $405 million compared to 1998 levels, however, this result was significantly more favorable than that experienced by most competing mortgage banking companies, which generally saw loan volumes shrink by more than 30% in 1999.

     The residential service operations produced EBITDA gains of 62% from $8.9 million in 1998 to $14.4 million in 1999. Consistent with revenues, the EBITDA increases are the result of the June 1999 acquisition of Douglas Elliman, which produced EBITDA of $6.4 million for the six-month period since acquisition. Realty One reported an EBITDA decline of 7% to $7.4 million in 1999. This decrease reflects the effects of the year-over-year decline in first quarter results attributable to the reversion to a more normal seasonal sales pattern in 1999 (compared to the record level experienced in the first quarter of 1998) and the impact of rising interest rates on sales volume. Insignia Residential Group reported an EBITDA decline of 36% from $915,000 in 1998 to $581,000 in 1999 as a result of higher lease expense and support costs, compared to 1998.

Internet-Based Business

     As noted above, Internet-based business expenses of approximately $1.6 million adversely affected earnings for 1999. These expenses, incurred entirely in the fourth quarter of 1999, related to the development of new Internet applications and consisted primarily of costs for personnel and advertising and marketing campaigns. As previously discussed (see Item 1 - "Internet Initiatives"), Insignia anticipates such internally developed Internet-based business models to eventually operate as free-standing enterprises through the infusion of third-party capital in off balance sheet transactions. At December 31, 1999, Insignia had invested approximately $7.0 million in the development of capitalized intellectual property for these businesses.

Other Items Affecting Net Income

     Administrative expenses rose 64% from $7.2 million in 1998 to $11.8 million in 1999. This increase reflects the anticipated higher costs following the Spin-Off as a separate company, continued growth of the Company over the past year through acquisitions and expansion of services, and certain atypical expenses incurred in connection with abandoned acquisition transactions. Administrative expenses of the Company through the time of the Spin-Off in September 1998, which totaled approximately $5.5 million, consisted entirely of estimated allocations of Former Parent overhead costs.

     Interest expense increased by $6.8 million over 1998 levels to $8.2 million for the 1999 year. The increase is due principally to interest charges on 1999 credit facility borrowings of approximately $109 million to finance the acquisitions of Lynch Murphy, St. Quintin and Douglas Elliman. Interest expense for 1998 was attributable solely to asset financing consisting of Realty One borrowings, principally under its warehouse line used in the origination of mortgage loans for sale, and REGL borrowings substantially secured by restricted cash deposits. The results for 1998 do not include any interest expense allocation from the indebtedness of Former Parent.

     Depreciation and amortization of intangibles (exclusive of property operations) increased 35% from $22.5 million in 1998 to $30.5 million in 1999. These increases are the result of increased capital investments in property and equipment and acquisitions substantially comprised of purchased intangibles.

     Results for 1999 were adversely affected by one-time charges of $4.3 million for merger expenses in connection with the acquisition of St. Quintin in March 1999 and its subsequent combination with REGL. As previously noted, the one-time charges substantially relate to the provision for costs associated with vacated excess office space being subleased. Earnings for 1998 were adversely affected by the one-time impairment charge of $2.3 million for the write-down of the Company's 60% investment in Insignia/CAGISA (Italy) to the then estimated disposition value. The Company completed the disposition of its interest in Insignia/CAGISA in March 1999.

     Income taxes declined 6% to $12.2 million in 1999, in comparison to 1998, as a result of lower pre-tax income.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Insignia reported record service revenues and Net EBITDA for 1998 of $507.4 million and $52.5 million, respectively, representing increases of 72% and 39%, respectively, over 1997. Net income for 1998 was adversely affected by a one-time charge of $2.3 million for the write-down of the Company's investment in Insignia/CAGISA. As a result, net income and net income per share for 1998 declined to $11.1 million and $0.50, respectively.

     The acquisitions of REGL (February 1998), Realty One (October 1997) and Barnes Morris Pardoe & Foster ("Barnes Morris") (October 1997), together with selective acquisitions of domestic commercial real estate services firms and further expansion of services in Europe during 1998, through Insignia RE GmbH in Germany, constituted a majority of these increases. In addition, favorable real estate markets in the United States and United Kingdom coupled with the strategic expansion of commercial services in certain key U.S. markets during 1998 contributed to this record growth.

Commercial Real Estate Operations

     Real Estate Services

     Commercial real estate services in 1998 were conducted in the United States through Insignia/ESG and in Europe through REGL in the United Kingdom, Insignia RE GmbH in Germany and Insignia/CAGISA in Italy. These businesses produced service revenue increases of 53% over 1997 to $378.4 million in 1998. The increase in service revenues attributable to the acquisitions of Barnes Morris, REGL, Hotel Partners and Jackson Cross was approximately $106.2 million. The remaining $25 million in revenue growth was attributable primarily to internal growth and expansion of services. The commercial segment produced EBITDA of $46.7 million in 1998, which was 16% greater than its 1997 EBITDA.

     Insignia/ESG's U.S. operations were led by strong results in the West Coast and New York metropolitan areas in 1998. The West Coast region reported revenues of $34.5 million for 1998, or 34% more than 1997 revenues of $25.7 million. This region exhibited strength across all service lines, as virtually all of the growth was from internal sources. This strength in the West Coast region was aided by the launch of brokerage operations in Los Angeles and San Francisco and by adding a tenant representation component to the existing owner services business.

     The New York metropolitan area enjoyed another strong year, even though the fourth quarter performance did not reach the record levels achieved in the fourth quarter of 1997. Service revenues for the New York area were $168.2 million for 1998 compared to $154.9 million in 1997, reflecting Insignia/ESG's strong presence in this key U.S. market. In the annual ranking of the top New York deals published in Crain's in February 1999, Insignia/ESG accounted for 19 of the top 50 leasing transactions in 1998, equaling the combined total of the number two and three firms.

     REGL, acquired in February 1998, performed ahead of acquisition date expectations with the production of $60.9 million of service revenues and EBITDA of $8.6 million for the period of ownership in 1998.

     The foregoing commercial results were achieved in spite of the turmoil in the U.S. capital markets in the fourth quarter of 1998, which resulted in a downturn in investment sales activity. Results for the Company's investment sales businesses, consisting of Insignia Capital Advisors and Hotel Partners, fell materially short of management expectations in 1998. These businesses produced revenues, in the aggregate, of only $16.6 million in 1998, which resulted in a negative EBITDA, before common support costs of Insignia/ESG, of approximately ($909,000). The significance in these results was that all other commercial services, including property management, tenant representation, agency leasing and brokerage, both domestic and international, continued to provide such strong internal growth that overall results were not negatively impacted.

     Principal Investment Activities

     Insignia's real estate investment activities produced an FFO increase of 116% from $804,000 in 1997 to $1.7 million in 1998. This increase was achieved as a result of the continued strategy of purchasing minority equity interests in selected real estate assets in partnership with institutional clients, coupled with operating income growth from existing co-investment properties. During 1998, Insignia co-invested in the purchase of approximately 2.5 million square feet of commercial property valued at more than $260 million.

     Equity earnings from real estate investments reported a loss of $1.9 million for 1998. The difference between real estate FFO and equity earnings represents depreciation of real estate, gains or losses from sales of property and provisions for impairment. Results for 1998 reflected real estate depreciation of $3.6 million, net of gains of approximately $145,000 on the sale of property.

Residential Real Estate Operations

     In 1998, residential real estate services were conducted through Realty One and Insignia Residential Group. These businesses produced revenue increases of 168% over 1997 to $129.0 million in 1998. This growth was substantially the result of the October 1997 acquisition of Realty One, which accounted for approximately $103.3 million, or 20%, of the Company's total service revenues for 1998. First Ohio Mortgage, Realty One's mortgage loan affiliate, experienced an increase in loan volume of 41% to $411 million in 1998.

     Insignia Residential Group produced revenue increases of 5% over 1997 to $25.7 million in 1998. During 1998, Insignia Residential Group expanded its mortgage brokerage activities under which the company arranges financing for cooperative and condominium corporations through third-party financial institutions. In 1998, Insignia Residential Group arranged approximately $92 million of such financing, reflecting an increase of 85% over 1997.

     The residential segment reported EBITDA of $8.9 million for 1998. Virtually all of the increase over 1997 was a result of the October 1997 acquisition of Realty One.

Other Items Affecting Net Income

     Administrative costs increased by 7% over 1997 to $7.2 million in 1998. These costs consisted entirely of allocations of Former Parent overhead costs for the periods prior to the Spin-Off and direct costs of the Company after the Spin-Off.

     Interest expense was $1.4 million in 1998 compared to $318,000 in 1997. The increase was attributable to asset financing consisting of Realty One borrowings principally under its warehouse line used in the origination of loans for sale, REGL borrowings substantially secured by restricted cash deposits and a non-recourse mortgage note financing a real estate acquisition. The results for 1998 and 1997 do not include any interest expense allocation from the indebtedness of Former Parent.

     Depreciation and amortization, excluding depreciation on real estate properties, increased 48% to $22.5 million in 1998 compared to $15.2 million in 1997. Amortization of acquisition intangibles, which reported an increase of 41% or $5.6 million over 1997, was primarily responsible for this rise.

     Results for 1998 included an impairment charge of $2.3 million recorded as a write-down of the Company's 60% investment in Insignia/CAGISA to estimated disposition value. This write-down reflected the Company's decision to discontinue and sell its majority interest in its Italian subsidiary. The Company completed the sale of its interest in Insignia/CAGISA in March 1999.

     Income taxes increased at a greater rate than the rise in income before taxes as a result of the non-deductibility of the aforementioned write-down together with a $797,000 operating loss of Insignia/CAGISA in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its cash on hand, cash provided from operations and available credit under its $185 million revolving credit facility. Unrestricted cash at December 31, 1999 was $61.6 million, representing a 15% increase over $53.5 million at December 31, 1998. Insignia generated cash flows from operating activities of $64.8 million for the 1999 year, an 81% increase over $35.9 million in 1998. In addition to operating cash flows, the Company uses Net EBITDA and Net EBITDA less income taxes as measures of liquidity and working capital provided by operations. The Company reported Net EBITDA of $58.9 million and $52.5 million for 1999 and 1998, respectively. Net EBITDA less income taxes was $46.7 million and $39.5 million for 1999 and 1998, respectively. These results reflect increases of 12% for Net EBITDA and 18% for Net EBITDA less income taxes in 1999 over 1998.

     As compared to net income, these Net EBITDA measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management believes that the presentation of such supplemental measures enhance a reader's understanding of the Company's operating performance, as they provide a measure of generated cash available for use to service debt and for other required or discretionary purposes.

     Insignia's total long-term debt at December 31, 1999 was approximately $164.3 million. Such long-term debt included approximately $109 million outstanding on its credit facility, notes issued to sellers of acquired businesses of $8.9 million, a $6.2 million mortgage warehouse line of credit (financing single family mortgages held for sale), mortgage notes of $28.5 million on wholly owned real estate assets (which are non-recourse to the Company) and other debt of subsidiaries totaling $11.7 million.

     In February 2000, Insignia raised $25 million through the issuance of perpetual convertible preferred stock to investment funds advised by Blackacre Capital Management. The preferred stock pays a 4% annual dividend, payable at Insignia's option in cash or Common Stock, and is convertible into the Company's Common Stock at the option of the holder at $14 per share, subject to adjustment. Insignia will utilize this capital for general corporate purposes and to fund ongoing Internet initiatives and real estate investing.

     In March 2000, Insignia completed a $36 million private equity financing through its EdificeRex subsidiary. EdificeRex sold 4,595,349 shares of its Series C Preferred Stock, representing an approximately 14% equity interest in the company, for $7.81 per share to a group of approximately 20 investors. Following the financing, Insignia owns approximately 51% of EdificeRex, with the remainder owned by management, employees and strategic real estate and operating partners.

     Insignia expects that its other internally developed Internet-based businesses will raise third-party capital to fund ongoing operations in a similar manner as the EdificeRex financing.

     Fluctuations in elements of working capital are partly attributable to the generation of revenues that are transactional in nature and therefore affected by seasonality and capital market conditions. Such fluctuations are generally temporary and minor, with the exception of incentive compensation, because residential operations generally carry minimal receivables and domestic leasing commissions in the commercial sector carry a corresponding commission liability payable to brokers. Incentive compensation is accrued over the course of each year based upon financial performance and generally paid in the first quarter of the succeeding year.

     Cash flows for capital expenditure requirements, which are not extensive under normal circumstances, generally consist of periodic computer, furniture and fixture replacements incurred in connection with acquisitions or other personnel additions. During 1999, cash flow utilized to fulfill capital replacement needs of the service businesses totaled over $37.0 million. These expenditures in 1999, which the Company considers unusually high for its business, consisted primarily of leasehold improvements and furniture and fixtures from office relocation and expansion, computer equipment and management systems, information technology infrastructure costs and internally developed Internet-based e-commerce capabilities. Over $17 million of the total 1999 capital expenditures pertained to leasehold improvements and the development and implementation of a single platform accounting and financial system for the U.S. commercial operations of Insignia/ESG. In addition, over $7 million in capital expenditures for 1999 related to internally developed Internet-based businesses. Insignia expects capital expenditures to remain at significant levels throughout fiscal 2000 due to the continuing development and implementation of such accounting and financial systems at Insignia/ESG and other principal operating units. Property and equipment costs, excluding expenditures for further Internet-based business initiatives and acquisitions, are expected to again exceed $30.0 million in 2000.

     Insignia expects to use cash on hand and cash flow from operating activities to fund capital expenditures needs, acquisitions (including the payment of contingent payments earned), real estate investments, Internet initiatives and to make principal payments on the Company's outstanding indebtedness. The Company anticipates that its existing sources of liquidity, including cash on hand, operating cash flows and available credit under its revolving credit facility, will be sufficient to meet the Company's working capital and capital replacement needs for the foreseeable future and, in any event, for at least the next twelve months. The Company's working capital needs are reassessed on a routine basis and as acquisitions are identified and pursued.

THE YEAR 2000 ISSUE

     The Year 2000 issue relates to the inability of many computer systems to recognize dates for the Year 2000 and afterward. Systems that use only two digits to designate a year (e.g., 2000 is entered as "00") can malfunction when dates are used in processing data and recalling data from storage. The problems arising from such programming came to be known as "Year 2000" or the "Year 2000 Issue." The effects of the Year 2000 Issue on operations and financial reporting could range from minor errors to significant system failures or miscalculations causing disruptions of operations, including such things as a temporary inability to process transactions, pay invoices or conduct similar routine business operations without interruption.

     To address the Year 2000 Issue, Insignia established an in-house program team and initiated a comprehensive plan to assess, remediate and test the Company's internal computer systems, hardware and processes, including key operational and financial systems. The plan consisted of the following seven key phases: awareness, inventory, risk assessment, remediation, quality assurance, implementation and contingency planning. The plan also included steps to verify that all key customers, suppliers and other third parties with whom the Company transacts business were taking the necessary measures to ensure their own readiness and timely implementation. All phases of the Year 2000 readiness plan were completed as scheduled prior to the end of 1999. To date, Insignia has not experienced any Year

2000 Issues with respect to its internal operating systems, customers, suppliers or other third parties. In addition, Insignia has not experienced any material loss in 2000 due to the Year 2000 Issue.

     As of December 31, 1999, Insignia had spent a total of approximately $3.5 million in connection with addressing the Year 2000 Issue. These expenditures included the costs of external consultants, internal resources dedicated to achieving Year 2000 compliance and approximately $1.5 million in capital expenditures. All costs, other than those amounts for capital expenditures, were charged to expense as incurred. All costs of addressing the Year 2000 Issue were funded from operating cash flows and cash on hand. Any additional expenses are expected to be minimal.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 ("SFAS"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

     In December 1999, the SEC staff issued Staff Accounting Bulletin 101
("SAB 101"), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company is required to adopt SAB 101 no later than the second quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Management has not completed its review of SAB 101 and its applicability to the Company's business. The adoption of SAB 101 might have a material effect on the financial position and results of operations of the Company; however, any change would have no impact on the Company's cash flow from operations.

IMPACT OF INFLATION AND CHANGING PRICES

     Inflation has not had a significant impact on the results of operations of Insignia in recent years and is not anticipated to have a significant negative impact in the foreseeable future. Insignia's exposure to market risk from changing prices consists primarily of fluctuations in rental rates of properties managed, market interest rates on residential mortgages and debt obligations, real estate property values and foreign currency fluctuations of its European operations.

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

     Changes in market interest rates on residential mortgage loans and changes in real property values in northern Ohio and New York City impact the revenues of the Company's residential brokerage and mortgage origination businesses. Recent price and cost trends have not significantly affected profit margins; however, changes in these trends in the future could have a potentially significant adverse impact on the Company's profitability.

NATURE OF OPERATIONS

     Revenues from tenant representation, investment sales, debt placements, agency leasing and residential brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and business and capital market conditions. Such seasonal and other factors materially impact the Company's quarterly results, particularly revenues, earnings and cash flows.

     Consistent with the industry in general, the commercial services segment has historically experienced its lowest quarterly operating results in the first quarter of each year as a result of the desire of clients to complete transactions by calendar year-end. This phenomenon generally results in higher revenues and income in the last half of the year and a gradual slowdown in transactional activity and corresponding operating results during the first quarter.

     The residential services segment is materially impacted by the seasonal factors of Realty One's home brokerage and mortgage origination business. Due to the geographic location of Realty One's operations in Ohio, weather conditions have historically had an adverse effect on single family home sales resulting in operating losses during the first quarter of each year. The volume of Realty One's home brokerage and mortgage transactions typically peak during the spring and summer months, coinciding with both favorable weather conditions and the increased tendency for moving between school years, resulting in higher revenues and earnings during the second and third quarters of each year.

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

MARKET RISK AND RISK MANAGEMENT POLICIES

     Insignia is exposed to a variety of market risks, including foreign currency exchange rate fluctuations and changes in interest rates.

     The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates from the Company's operations in foreign jurisdictions. In addition to the United States, the Company conducts business in the following foreign jurisdictions: United Kingdom, Germany, Italy, Belgium and the Netherlands. As a result of these foreign operations, the Company's financial results could be significantly affected by factors such as fluctuations in foreign currency exchange rates and weak economic conditions in these foreign markets. These foreign factors have not had a material adverse effect on the Company and are not expected to have a material impact in the foreseeable future.

     The Company's interest income and expense are most sensitive to the changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. Interest rates are sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. An increase or decrease of 1% in prevailing interest rates at current cash and debt levels would have an estimated annual net impact of approximately $1 million on the Company's results of operations.

FORWARD LOOKING STATEMENTS

     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding the results of litigation, the effects of Year 2000 Issues, Insignia's future financial performance and estimated capital expenditures. Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks.

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

Item 7A. Quantitative and Qualitative Disclosure of Market Risk

    The information called for by this item is included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Market Risk and Risk Management Policies."

Item 8. Financial Statements and Supplementary Data

     The response to this item is submitted in Item 14 (a) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders.

Item 11. Executive Compensation

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2000 Annual Meeting of Stockholders.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) and (2):   The response to this portion of Item 14 is submitted as
                        a separate section of this Report. See Page F-2.

         (3) Exhibits:

               2.1 Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Former Parent and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (the "Form S-4") filed by Apartment Investment and Management Company on August 4,
                        1998)

               2.2 Form of Agreement and Plan of Distribution, dated as of September 16, 1998, by and between Former Parent and Insignia Financial Group, Inc.

               3.1(a) Certificate of Incorporation of Insignia Financial Group, Inc. (incorporated herein by referenced to Exhibit 3.1 of the Form 10)

               3.1(b) Certificate of Amendment to the Certificate of Incorporation of Insignia Financial Group, Inc., dated October 16, 1998, changing the name of the corporation from Insignia/ESG Holdings, Inc. to Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit
                        3.1 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               3.1(c) Certificate of Designation of Insignia Financial Group, Inc. classifying 250,000 of the authorized shares of Preferred Stock of the Company as "Convertible Preferred Stock"

               3.2 By-laws of Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form 10)

               4.1(a) Registration Rights Agreement, dated as of September 7, 1999, by and among Gotham Partners, L.P., Gotham Partners III, L.P. and Insignia Financial Group, Inc.

               4.1(b) Registration Rights Agreement, dated as of February 9, 2000, by and among Insignia Financial Group, Inc. and the initial stockholders specified therein

               10.1(a) Asset and Stock Purchase Agreement, dated as of June 17, 1996, among Former Parent, Insignia Buyer Corporation, Edward S. Gordon Company Incorporated, Edward S. Gordon Company of New Jersey, Inc. and Edward S. Gordon (incorporated herein by reference to Exhibit 10.15 of the Report on Form 10-K of Former Parent filed on March 24, 1998)

               10.1(b) Stock Purchase Agreement, dated March 19, 1997, by and among Insignia Commercial Group, Inc., Former Parent, Kirkland B. Armour, Scott J. Brandwein, Harvey B. Camins, James L. Deiter, Lyan Homewood Fender, Ronald T. Frain, Jay Hinshaw, Thomas E. Moxley, Robert B. Rosen, James H. Swartchild, Jr., David Tropp, Gregg F. Witt, Frain, Camins & Swartchild Incorporated, FC&S Management Company and Construction Interiors, Incorporated (incorporated herein by reference to Exhibit 10.22 to the Report on Form 10-K of Former Parent filed on March 24, 1998)

               10.1(c) Stock Purchase Agreement, dated as of September 18, 1997, by and among Former Parent, Insignia RO, Inc., Joseph T. Aveni, Vincent T. Aveni, James C. Miller, Richard A. Golbach, Joseph T. Aveni as Trustee of the Joseph T. Aveni Declaration of Trust dated April 25, 1988, as amended on August 10, 1995, Vincent T. Aveni as Trustee of the Vincent T. Aveni Declaration of Trust dated February 11, 1988, as restated on September 14, 1995, Joseph T. Aveni as Trustee of the Vincent T. Aveni Declaration Trust, dated July 13, 1994, and Vincent T. Aveni as Trustee of the Joseph T. Aveni Declaration Trust, dated July 13, 1994 (incorporated herein by reference to Exhibit 10.27 to Report on Form 10-K of Former Parent filed on March 24, 1998)

               10.1(d) Deed of Warranty & Indemnity, dated February 25, 1998, by and among Former Parent and each of the Shareholders of Richard Ellis Group Limited (incorporated herein by referenced to Exhibit 10.4 of the Form 10)

               10.1(e) Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.2 to the Form S-4)

               10.1(f) Deed of Assumption and Variation, dated September 30, 1998, by and among Former Parent, Certain Covenantors and Insignia/ESG, Inc. (incorporated herein by reference to Exhibit 10.1(f) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.1(g) Deed of Variation, dated as of March 5, 1999, between Insignia Financial Group, Inc. and Alan Charles Froggatt, as agent and attorney for the Covenantors (incorporated herein by reference to Exhibit 10.1(g) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.1(h) Agreement for the Sale and Purchase of Shares in the Capital of St. Quintin Holdings Limited, dated March 5, 1999, by and among the Vendors listed therein and Insignia Financial Group, Inc. (incorporated herein by reference to the Report on Form 8-K of Insignia Financial Group, Inc. filed on March 18, 1998)

               10.1(i) Purchase Agreement, dated May 27, 1999, among Douglas Elliman, Douglas Elliman, Inc. and Douglas Elliman Insurance Brokerage Corp. as seller and DE Acquisition, LLC as buyer (incorporated herein by reference to the Report on Form 8-K of Insignia Financial Group, Inc. filed on July 8, 1999)

               10.2(a) Second Amended and Restated Employment Agreement, dated as of July 31, 1998, by and between Insignia Financial Group, Inc., Insignia/ESG, Inc. and Stephen B. Siegel (incorporated herein by reference to Exhibit 10.6 of the Form 10)

               10.2(b) Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Ronald Uretta (incorporated herein by reference to Exhibit 10.7 of the Form 10)

               10.2(c) Employment Agreement, dated as of June 17, 1996, by and among Former Parent, Insignia Buyer Corporation and Edward S. Gordon (incorporated herein by reference to Exhibit 10.2 to the Report on Form 8-K of Former Parent dated July 12, 1996)

               10.2(d) Amendment No. 1 to Employment Agreement, dated April 1, 1997, by and among Former Parent, Insignia/Edward S. Gordon Co., Inc. and Edward S. Gordon (incorporated herein by reference to Exhibit 10.24 to the Report on Form 10-K of Former Parent filed on March 24, 1998)

               10.2(e) Assignment, Assumption, Consent and Release Agreement, dated as of July 1, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Edward S. Gordon (Exhibit A thereto is omitted because it is the same document as Exhibit 10.7 to the Form 10)

               10.2(f) Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Andrew L. Farkas (incorporated herein by reference to Exhibit
                        10.11 of the Form 10)

               10.2(g) Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Frank M. Garrison (incorporated herein by reference to Exhibit
                        10.12 of the Form 10)

               10.2(h) Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and James A. Aston (incorporated herein by reference to Exhibit 10.13 of the Form 10)

               10.2(i) Amended and Restated Employment Agreement, dated as of December 23, 1998, by and between Insignia Financial Group, Inc. and Adam B. Gilbert (incorporated herein by reference to Exhibit 10.2(i) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.2(j) Executive Service Agreement, dated February 4, 1998, by and between Richard Ellis Group Limited and Andrew John Mack Huntley (incorporated herein by reference to Exhibit 10.2(j) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.2(k) Supplemental Service Agreement, dated February 24, 1998, by and between Insignia Financial Group, Inc. and Andrew John Mack Huntley (incorporated herein by reference to Exhibit 10.2(k) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.2(l) Assignment, Assumption, Consent and Release Agreement, dated July 1, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Andrew John Mack Huntley (incorporated herein by reference to Exhibit 10.2(l) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.2(m)  [Intentionally Omitted]

               10.2(n) Form of Transferee Agreement, dated as of September 24, 1999, by and between Insignia Financial Services, Inc., as a Member of Insignia Opportunity Directives, LLC, and certain individuals (see attached schedule thereto)

               10.2(o) Form of Transferee Agreement, dated as of November 17, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-SLI Holdings, LLC, and certain individuals (see attached schedule thereto)

               10.2(p) Form of Transferee Agreement, dated as of November 24, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-OSA Holdings, LLC, and certain individuals (see attached schedule thereto)

               10.2(q) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-MCI Holdings, LLC, and the individuals listed on the schedule annexed thereto

               10.2(r) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-LNI Holdings, LLC, and certain individuals (see attached schedule thereto)

               10.2(s) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-PFI Holdings, LLC, and certain individuals (see attached schedule thereto)

               10.2(t) Form of Transferee Agreement, dated as of January 21, 2000, by and between Insignia Financial Group, Inc., as a Member of ERX Advisors, LLC, and certain individuals (see attached schedule thereto)

               10.2(u) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-CCI Holdings, LLC, and certain individuals (see attached schedule thereto)

               10.2(v) Form of Warrant Agreement, dated as of January 14, 2000, between Insignia Financial Group, Inc. and each of the executive officers listed on the schedule annexed thereto

               10.2(w) Form of Warrant Agreement, dated as of January 14, 2000, between Insignia Financial Group, Inc. and each of the non-employee directors listed on the schedule annexed thereto

               10.2(x) Form of Assignment of Limited Liability Company Interest, dated as of January 12, 2000, by and between [entity name] ("Assignor") and certain individuals (see attached exhibit thereto) (Assignees")

               10.2(y) Form of Assignment of Member or Limited Partner Interests by and among Insignia Financial Group, Inc., Insignia/ESG, Inc. ("Assignors") and certain individuals (see attached schedule thereto) (Assignees")

               10.2(z) Form of Assignment of Member or Limited Partner Interests by and among Insignia Financial Group, Inc., Insignia/ESG, Inc. ("Assignors") and the individual identified therein (Assignee")

               10.2(aa) Form of Agreement for potential incentive compensation in connection with development activities, by and between Insignia/ESG, Inc. ("Assignor") and certain individuals (see attached schedule thereto) (Assignees")

               10.3(a) Insignia Financial Group, Inc. 1998 Stock Incentive Plan (incorporated herein by referenced to Exhibit 10.14 of the Form 10)

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

               10.3(d) Insignia Financial Group, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by referenced to Exhibit 10.17 of the Form 10)

               10.3(e) Form of Indemnification Agreement to be entered into separately by and between Insignia Financial Group, Inc. and each of the directors and executive officers listed on the schedule annexed thereto (incorporated herein by referenced to Exhibit 10.18 of the Form 10)

               10.3(f) Insignia Financial Group, Inc. 401(k) Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on September 2, 1998)

               10.3(g) Richard Ellis Group Limited 1997 Unapproved Share Option Scheme (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on November 18, 1998)

               10.3(h) Insignia Financial Group, Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.3(h) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.3(i) St. Quintin Holdings Limited 1999 Unapproved Share Option Scheme, as amended (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on April 29, 1999)

               10.3(i) Form of Non-Qualified Stock Option Agreement and form of amendment thereto (incorporated herein by reference to
                        Exhibit 4 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on October 4,
                        1999)

               10.4     [Intentionally Omitted]

               10.5(a) Credit Agreement, dated as of October 22, 1998, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated herein by reference to Exhibit 10.5 to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.5(b) Amendment No. 1 to Credit Agreement, dated as of March 19, 1999, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent

               10.5(c) Amendment No. 2 to Credit Agreement, dated as of July 21, 1999, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent

               10.6(a) Warrant Agreement, dated as of September 15, 1998, between Insignia/ESG Holdings, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.1 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               10.6(b) Amendment No. 1 to Warrant Agreement, dated as of August 30, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P.

               10.6(c) Amendment No. 2 to Warrant Agreement, dated as of September 15, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P.

               10.6(d) Warrant Agreement, dated as of September 15, 1998, between Insignia/ESG Holdings, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.2 of Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               10.6(e) Amendment No. 1 to Warrant Agreement, dated as of September 15, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P

               10.6(f) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.3 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               10.6(g) Amendment No. 1 to Warrant Agreement, dated as of September 14, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P.

               10.6(h) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit 4.4 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               10.6(i) Amendment No. 1 to Warrant Agreement, dated as of December 18, 1998, between Insignia Financial Group, Inc. and APTS V, L.L.C.

               10.6(j) Amendment No. 2 to Warrant Agreement, dated as of August 30, 1999, between Insignia Financial Group, Inc. and APTS V, L.L.C.

               10.6(k) Amendment No. 3 to Warrant Agreement, dated as of September 15, 1999, between Insignia Financial Group, Inc. and APTS V, L.L.C.

               10.6(l) Warrant Agreement, dated as of September 30, 1998, between Insignia Financial Group, Inc. and First Union National Bank of Delaware (incorporated herein by reference to Exhibit 4.6 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16,
                        1998)

               10.7 Stock Subscription Agreement, dated as of February 9, 2000, among Insignia Financial Group, Inc. and the purchasers named therein

               10.8(a) Amended and Restated Series C Preferred Stock Purchase Agreement, dated March 15, 2000, by and among EdificeRex.com, Inc. and the investors identified therein

               10.8(b) Stockholders Agreement, dated as of March 15, 2000, by and among EdificeRex.com, Inc., Insignia Financial Group, Inc., the persons listed therein and any transferee who subsequently becomes a party to the Agreement in accordance with the terms thereof

               10.8(c) Registration Rights Agreement, dated as of March 15, 2000, between EdificeRex.com, Inc. and the investors listed therein

               21.1     Subsidiaries of Insignia Financial Group, Inc.

               23.1 Consent of Independent Auditors to Annual Report on Form 10-K for the year ended December 31, 1999.

               27.1 Financial Data Schedule for the year ended December 31, 1999 (for SEC use only)

(b) Reports on Form 8-K filed in the fourth quarter of 1999:

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


By: /s/ Andrew L. Farkas               By: /s/ Robin L. Farkas
    -------------------------------        -------------------------------
    Andrew L. Farkas                       Robin L. Farkas
    Chairman of the Board and              Director
    Chief Executive Officer

By: /s/ Stephen B. Siegel              By: /s/ Robert G. Koen
    -------------------------------        -------------------------------
    Stephen B. Siegel                      Robert G. Koen
    Director and President                 Director

By: /s/ James A. Aston                 By: /s/ H. Strauss Zelnick
    -------------------------------        -------------------------------
    James A. Aston                         H. Strauss Zelnick
    Chief Financial Officer                Director
    (Principal Accounting Officer)

                                       By: /s/ Robert J. Denison
                                           -------------------------------
                                           Robert J. Denison
                                           Director

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(a)(1) AND (2)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 1999

                         INSIGNIA FINANCIAL GROUP, INC.

                               NEW YORK, NEW YORK

FORM 10-K - ITEM 14(a)(1) AND (2)

INSIGNIA FINANCIAL GROUP, INC.

LIST OF FINANCIAL STATEMENTS

The following consolidated financial statements of Insignia Financial Group, Inc. are included in Item 8:

      INSIGNIA FINANCIAL GROUP, INC.

         Consolidated balance sheets - December 31, 1999 and 1998

         Consolidated statements of operations - Years ended December 31, 1999, 1998 and 1997

         Consolidated statements of stockholders' equity - Years ended December 31, 1999, 1998 and 1997

         Consolidated statements of cash flows - Years ended December 31, 1999, 1998 and 1997

         Notes to consolidated financial statements


ALL OTHER FINANCIAL STATEMENTS AND SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND THEREFORE HAVE BEEN OMITTED.

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Insignia Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Insignia Financial Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 (see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insignia Financial Group, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                            ERNST & YOUNG LLP

New York, New York
February 18, 2000

                              Insignia Financial Group, Inc.
                                Consolidated Balance Sheets

                                                                                DECEMBER 31
                                                                           1999            1998
                                                                      --------------------------------
                                                                              (In thousands)
ASSETS
   Cash and cash equivalents                                              $  61,600      $  53,489
   Receivables, net of allowance of $4,847 (1999) and $3,783 (1998)         198,364        153,807
   Mortgage loans held for sale                                               8,290         18,409
   Restricted cash                                                           13,685         10,468
   Property and equipment                                                    60,842         27,897
   Real estate interests                                                     74,007         58,196
   Investments                                                               12,386              -
   Property management contracts                                             30,802         38,033
   Costs in excess of net assets of acquired businesses                     311,481        213,829
   Deferred taxes                                                             7,380          9,703
   Other assets                                                              16,476         11,658
                                                                      --------------------------------
Total assets                                                               $795,313       $595,489
                                                                      ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                                       $  25,306      $  14,367
   Commissions payable                                                       82,547         56,391
   Accrued incentives                                                        44,509         32,662
   Accrued and sundry liabilities                                            67,019         47,737
   Deferred taxes                                                            18,541         16,651
   Mortgage warehouse line of credit                                          6,235         17,915
   Notes payable                                                            129,632         17,867
   Real estate mortgage notes payable                                        28,455          8,656
                                                                      --------------------------------
                                                                            402,244        212,246

Stockholders' Equity:
   Common Stock, par value $.01 per share - authorized 80,000,000 shares, 20,719,862 (1999) and 21,423,646 (1998) issued and outstanding shares, net of 1,502,600 (1999) and 139,200 (1998)
     shares held in treasury                                                    207            214
   Additional paid-in capital                                               382,784        383,075
   Notes receivable for Common Stock                                         (1,758)        (1,843)
   Retained earnings                                                         11,954          1,656
   Accumulated other comprehensive (loss) income                               (118)           141
                                                                      --------------------------------
Total stockholders' equity                                                  393,069        383,243
                                                                      --------------------------------
Total liabilities and stockholders' equity                                 $795,313       $595,489
                                                                      ================================

See accompanying notes.

                              Insignia Financial Group, Inc.
                           Consolidated Statements of Operations

                                                                 YEAR ENDED DECEMBER 31
                                                           1999           1998           1997
                                                   -----------------------------------------------
                                                       (In thousands, except per share data)
REVENUES
   Real estate services                                  $678,471       $507,351       $295,258
   Property operations                                      1,877              -              -
   Interest                                                 5,118          3,196            457
   Foreign currency transaction gains                         827              -              -
   Other                                                       73            233             38
                                                   -----------------------------------------------
                                                          686,366        510,780        295,753
COSTS AND EXPENSES
   Real estate services                                   607,722        451,774        251,855
   Property operations                                        757              -              -
   Administrative                                          11,826          7,232          6,770
   Interest                                                 8,206          1,378            318
   Property interest                                          832              -              -
   Depreciation                                             6,644          3,090          1,429
   Property depreciation                                      512              -              -
   Amortization of intangibles                             23,823         19,453         13,815
   Internet-based business expense                          1,580              -              -
   Merger related expenses                                  4,272              -              -
   Provision for loss on subsidiary                             -          2,300              -
                                                   -----------------------------------------------
                                                          666,174        485,227        274,187
                                                   -----------------------------------------------
                                                           20,192         25,553         21,566

Equity earnings (losses) in real estate ventures            2,284         (1,896)           151
Minority interests                                              -            371             41
                                                   -----------------------------------------------
Income before income taxes                                 22,476         24,028         21,758
Provision for income taxes                                 12,178         12,975          8,703
                                                   -----------------------------------------------
Net income                                              $  10,298      $  11,053      $  13,055
                                                   ===============================================

Per share amounts:
   Net income - basic                                        $.48           $.52            N/A
   Net income - assuming dilution                            $.46           $.50            N/A

Weighted average shares and assumed conversions            22,622         21,993            N/A

See accompanying notes.

                                                   Insignia Financial Group, Inc.
                                           Consolidated Statements of Stockholders' Equity
                                      INVESTMENT
                                       AND NET                            NOTES                ACCUMULATED
                                       ADVANCES             ADDITIONAL  RECEIVABLE                OTHER
                                         FROM      COMMON    PAID-IN    FOR COMMON  RETAINED  COMPREHENSIVE  COMPREHENSIVE
                                    FORMER PARENT   STOCK    CAPITAL      STOCK     EARNINGS      INCOME        INCOME       TOTAL
                                    ------------------------------------------------------------------------------------------------
Balances at December 31, 1996           $137,777  $      -   $      -   $      -    $     -     $      -                  $ 137,777
   Net income                             13,055         -          -          -          -            -                     13,055
   Equity assumed in acquisitions              -         -          -          -          -            -                          -
   Net transactions with Former           57,612         -          -          -          -            -                     57,612
   Parent
                                    ------------------------------------------------------------------------              ----------
Balances at December 31, 1997            208,444         -          -          -          -            -                    208,444
   Net transactions with Former          165,137         -          -          -          -            -                    165,137
     Parent
   Net income (from January 1, 1998
     through September 30, 1998)           9,397         -          -          -          -            -                      9,397
   Distribution of Common Stock in
     connection with Spin-Off           (382,978)      214    382,764          -          -            -                          -
   Net income (from October 1, 1998
     through December 31, 1998)                -         -          -          -      1,656            -        $  1,656      1,656
   Other comprehensive income:
     Foreign currency translation              -         -          -          -          -          141             141        141
                                                                                                           ---------------
   Total comprehensive income                                                                                   $  1,797
                                                                                                           ===============
   Exercise of stock options -
     25,707 shares of Common Stock
     issued                                    -         -        150          -          -            -                        150
   Notes receivable from employees
     for shares of Common Stock                -         1      1,842     (1,843)         -            -                          -
   Purchase of treasury shares                 -        (1     (1,852)         -          -            -                     (1,853)
   Restricted stock awards                     -         -        171          -          -            -                        171
                                    ------------------------------------------------------------------------              ----------
Balances at December 31, 1998                  -       214    383,075     (1,843)     1,656          141                    383,243
   Net income                                  -         -          -          -     10,298                     $ 10,298     10,298
   Other comprehensive income, net
     of tax:
     Foreign currency translation              -         -          -          -          -       (1,474)         (1,474)    (1,474)
     Unrealized gains on                       -         -          -          -          -        1,215           1,215      1,215
     securities
                                                                                                           ---------------
   Total comprehensive income                                                                                   $ 10,039
                                                                                                           ===============
   Exercise of stock options and
     warrants - 155,558 shares of              -         2      1,166          -          -            -                      1,168
     Common Stock issued
   Issuance of 112,006 shares of
     Common Stock under Employee
     Stock Purchase Program                    -         1      1,017          -          -            -                      1,018
   Issuance of 305,981 shares of
     Common Stock pursuant to the
     St. Quintin acquisition                   -         3      8,097          -          -            -                      8,100
   Notes receivable from employees
     for shares of Common Stock                -         1        299       (300)         -            -                          -
   Payments on notes receivable for
     shares of Common Stock                    -         -          -        385          -            -                        385
   Purchase of treasury shares                 -       (14    (14,323)         -          -            -                    (14,337)
   Restricted stock awards                     -         -        737          -          -            -                        737
   Adjustment for certain amounts
     estimated at Spin-Off                     -         -      2,716          -          -            -                      2,716

                                    ------------------------------------------------------------------------              ----------
Balances at December 31, 1999           $      -  $    207   $382,784   $ (1,758)   $11,954     $   (118)                 $ 393,069
                                    ========================================================================              ==========

See accompanying notes.

                                        Insignia Financial Group, Inc.
                                     Consolidated Statements of Cash Flows

                                                                             YEAR ENDED DECEMBER 31
                                                                     1999             1998              1997
                                                              ------------------------------------------------------
                                                                                 (In thousands)
OPERATING ACTIVITIES
Net income                                                         $  10,298         $  11,053         $ 13,055
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                    30,979            22,543           15,490
     Merger related expenses                                           4,272                 -                -
     Provision for loss on subsidiary                                      -             2,300                -
     Equity (earnings) losses                                         (2,284)            1,896             (151)
     Minority interests                                                    -              (371)             (41)
     Foreign currency transaction gains                                 (827)                -                -
     Deferred income taxes                                             4,213             3,966            3,415
     Changes in operating assets and liabilities:
       Receivables                                                   (37,142)          (36,852)         (49,074)
       Other assets                                                   (3,843)              644             (667)
       Accounts payable and accrued expenses                          32,465            25,509           16,794
       Commissions payable                                            26,679             5,169           32,549
                                                              ------------------------------------------------------
Net cash provided by operating activities                             64,810            35,857           31,370

INVESTING ACTIVITIES
Payments made for acquisition of businesses,
   net of acquired cash                                             (107,835)          (65,357)         (62,672)
Investments in Internet-based businesses and other                   (10,191)                -                -
Investment in real estate                                            (38,420)          (40,563)         (17,014)
Additions to property and equipment, net                             (37,262)          (18,167)          (5,882)
Net decrease (increase) in mortgage loans held for sale               10,119            (6,418)          (3,577)
Distributions from real estate investments                            24,589             9,097            5,214
Net increase in restricted cash                                       (6,844)           (6,732)          (3,736)
                                                              ------------------------------------------------------
Net cash used in investing activities                               (165,844)         (128,140)         (87,667)

FINANCING ACTIVITIES
Proceeds from issuance of Common Stock                                 1,018               150                -
Proceeds from exercise of stock options                                1,168                 -                -
Purchase of treasury stock                                           (14,337)           (1,853)               -
Net (payments) advances on mortgage warehouse line                   (11,680)            5,420            3,411
Payments on notes payable                                             (5,192)           (6,129)          (2,985)
Proceeds from notes payable                                          118,653             5,949            3,729
Net proceeds from real estate mortgage notes payable                  19,799                 -                -
Debt issuance costs                                                        -            (1,262)               -
Net transactions with Former Parent                                        -           137,919           57,612
                                                              ------------------------------------------------------
Net cash provided by financing activities                            109,429           140,194           61,767
Effect of exchange rate changes in cash                                 (284)               64                -
                                                              ------------------------------------------------------
Net increase in cash and cash equivalents                              8,111            47,975            5,470
Cash and cash equivalents at beginning of year                        53,489             5,514               44
                                                              ------------------------------------------------------
Cash and cash equivalents at end of year                           $  61,600         $  53,489        $   5,514
                                                              ======================================================

See accompanying notes.

                         Insignia Financial Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 1999

1. BUSINESS

ORGANIZATION

Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, comprises a fully integrated international real estate services company with operations throughout the United States, the United Kingdom, and mainland Europe. Insignia provides commercial leasing, brokerage, tenant representation, property and asset management, investment sales, development, redevelopment and consulting services, mortgage origination and title services, escrow agency, real estate oriented financial services, equity co-investment and other services to owners and users of real estate. Insignia also engages in real estate investment activities through ownership in co-investments with institutional partners and, to a lesser extent, development property. In addition, Insignia has developed substantial Internet-based business applications associated with real estate. Insignia's principal businesses consist of Insignia/ESG, Inc., the Company's U.S. commercial real estate services unit; Insignia Richard Ellis (formerly known as Richard Ellis St. Quintin), the Company's U.K commercial property services business; Realty One, Inc., a full service residential real estate brokerage and mortgage origination firm headquartered in Cleveland, Ohio; Douglas Elliman, a New York based apartment brokerage and leasing business; and Insignia Residential Group, Inc., a New York based cooperative and condominium management company. In addition, Insignia has other European operations in Germany, Italy, Belgium and the Netherlands (collectively, the "Insignia Businesses").

SPIN-OFF

Insignia, incorporated on May 6, 1998 (formerly known as Insignia/ESG Holdings, Inc.), originally was a wholly owned subsidiary of a company known as Insignia Financial Group, Inc. ("Former Parent"). On September 21, 1998, Former Parent effected the spin-off of Insignia through a pro rata distribution (the "Spin-Off") to the holders of common stock of Former Parent of all the outstanding common stock, par value $0.01 per share, of Insignia ("Common Stock").

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

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements present the consolidated balance sheets of Insignia as of December 31, 1999, and 1998, and the related consolidated statements of operations and cash flows for the years ended December 31, 1999 and 1998 (which included the combined results of the Insignia Businesses prior to Spin-Off) and the results of the operations and cash flows for the year ended December 31, 1997 of those Insignia Businesses included in the Spin-Off. Insignia's historical cost basis in the assets and liabilities of those Insignia Businesses has been reflected in these financial statements.

Prior to Spin-Off, Insignia utilized Former Parent's centralized systems for cash management, payroll, employee benefit plans, insurance and various administrative services. As a result, real estate services and administrative expenses, capital expenditures and other cash requirements of the Insignia Businesses generally were paid by Former Parent and charged directly or allocated to the Insignia Businesses. Administrative expenses, which included, among other things, investment banking, information technology, legal, finance, accounting, and facilities expenses of the Former Parent, were allocated to Insignia for all periods prior to the Spin-Off which occurred in September 1998. The allocations prior to Spin-Off approximated $5,543,000 and $6,770,000 in 1998 and 1997, respectively. The administrative allocations were based upon an analysis of the operations of Former Parent using various methods, including acquisition activities, employee headcount and estimated management time devoted to the operations of those Insignia Businesses.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its subsidiaries; all of which are wholly owned or majority owned. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to the 1999 presentation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The amount of cash on deposit in federally insured institutions generally exceeds the limit on insured deposits. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

At December 31, 1999, restricted cash consisted of approximately $1.4 million pledged to collateralize notes payable of REGL, approximately $9.4 million in cash pledged to collateralize deferred notes in connection with the REGL and St. Quintin acquisitions, and approximately $2.9 million restricted for contingent payments related to other business acquisitions. At December 31, 1998, restricted cash consisted of approximately $4.3 million pledged to collateralize notes payable and deferred loan notes of REGL, approximately $2.9 million reserved for contingent payments of other businesses and approximately $3.3 million segregated for the benefit of property management customers of Insignia/CAGISA (see Note 3).

REAL ESTATE INTERESTS

Real estate interests represents co-investment partnership interests in commercial and residential real estate and land held for development. These investments are accounted for using the equity method.

MINORITY INTEREST

Minority interests consisted of the 40% minority equity of Insignia/CAGISA, which was sold in March 1999 (see Note 3).

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred approximately $16,850,000, $12,800,000, and $2,800,000 in advertising costs during 1999, 1998, and 1997, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST EXPENSE

Interest expense is based upon the historical debt of the Insignia Businesses and does not include interest expense related to Former Parent's indebtedness prior to Spin-Off.

INTANGIBLE ASSETS

The Company's intangible assets consist of property management contracts and costs paid in excess of net assets of acquired businesses. Property management contracts are stated at cost, less accumulated amortization of $38,828,000
(1999) and $30,068,000 (1998). The Company capitalizes costs paid or payable to third parties in the successful pursuit of acquiring management contracts. These contracts are amortized using the straight-line method over 3 to 10 years. Costs in excess of net assets of acquired businesses are being amortized by the straight-line method, over 5 to 25 years. Accumulated amortization was $30,125,000 (1999) and $16,526,000 (1998).

Property management contracts and costs in excess of net assets of acquired businesses are reviewed when indicators of impairment are present, using an undiscounted cash flow methodology.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, typically ranging from 3 to 10 years.

REVENUE RECOGNITION

Real estate services revenue includes commercial leasing, tenant representation, property and asset management, investment sales, consulting, residential brokerage, mortgage origination, escrow agency, and commission revenue related to real estate sales. Such revenues are recorded when the related services are performed, unless significant contingencies exist, or at closing in the case of real estate sales.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at the average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of stockholders' equity in other comprehensive income, unless there is a sale or complete liquidation of the underlying foreign investment. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the statement of operations in determining net income.

EARNINGS PER SHARE

Basic earnings per share is calculated using income available to common shareholders divided by the weighted average of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities, such as options and warrants, had been issued or exercised.

INCOME TAXES

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against deferred tax assets that are not likely to be realized. Federal income taxes are not provided on the unremitted earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the businesses outside the United States.

IMPAIRMENT

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Impairment losses are measured for assets held for sale by comparing the fair value of assets (less costs to dispose) to their respective carrying amounts.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

     In December 1999, the SEC staff issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company is required to adopt SAB 101 no later than the second quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Management has not completed its review of SAB 101 and its applicability to the Company's business. The adoption of SAB 101 might have a material effect on the financial position and results of operations of the Company; however, any change would have no impact on the Company's cash flow from operations.

3. ASSET IMPAIRMENT

A one-time charge of $2.3 million was recorded in 1998 to write down the Company's 60% investment in Insignia/CAGISA (principally costs in excess of net assets of acquired businesses) to then estimated disposition value. This decision was made in light of the Company's sale of the majority of its U.S. residential apartment management business to AIMCO in 1998. The Company completed the disposition of its interest in Insignia/CAGISA in March 1999.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. The earnings per share information for 1998 is presented on a pro-forma basis assuming the Spin-Off occurred at the beginning of the year. Earnings per share information is not presented for 1997 because the Company was not a separate publicly traded entity for that period.

                                                                1999           1998
                                                          ------------------------------
(In thousands, except per share amounts)
NUMERATOR
Numerator for basic and diluted earnings per share -
   net income available to common stockholders               $  10,298      $  11,053
                                                          ==============================

DENOMINATOR
Denominator for basic earnings per share - weighted
   average shares                                               21,294         21,063
Effect of dilutive securities:
   Stock options                                                   957            465
   Warrants                                                        235            351
   Restricted stock                                                136            114
                                                          ------------------------------
 Dilutive securities                                             1,328            930
                                                          ------------------------------
 Denominator for diluted earnings per share - adjusted
   weighted-average shares and assumed conversions              22,622         21,993
                                                          ==============================
 Per share amounts:

   Net income - basic                                             $.48           $.52
                                                          ==============================

   Net income - assuming dilution                                 $.46           $.50
                                                          ==============================

5. ACQUISITIONS

During 1999, Insignia continued its expansion both domestically and internationally through the acquisition of the following real estate services companies: Lynch Murphy Walsh & Partners; St. Quintin Holdings Limited; and Douglas Elliman. The Company's significant acquisitions during the last three years are discussed below. The acquisitions for 1998 and 1997 were completed by Former Parent and contributed to Insignia at the date of the Spin-Off. All acquisitions were accounted for as purchases.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. ACQUISITIONS (CONTINUED)

1999 ACQUISITIONS

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

ST. QUINTIN HOLDINGS LIMITED

On March 5, 1999, Insignia acquired St. Quintin, a British real estate services firm headquartered in London. The operations of St. Quintin were merged with Richard Ellis Group Limited ("REGL") and the combined entities now operate under the name Insignia Richard Ellis throughout the United Kingdom. The base purchase price for St. Quintin was approximately $32.0 million. Additional purchase consideration of up to approximately $12.0 million over the next four years is contingent on the future performance of Insignia Richard Ellis. The purchase was funded with approximately $24.3 million in borrowings under Insignia's revolving credit facility, the issuance of approximately 306,000 shares of the Company's Common Stock and assumed options to purchase approximately 612,000 shares of the Company's Common Stock.

DOUGLAS ELLIMAN

On June 23, 1999, Insignia acquired Douglas Elliman Brokerage, a residential real estate brokerage firm located in New York City. The base purchase price was approximately $65 million, paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10 million over the next five years is contingent on the future revenues of Douglas Elliman.

1998 ACQUISITIONS

GOLDIE B. WOLFE & COMPANY

On January 20, 1998, 100% of the stock of Goldie B. Wolfe & Company ("Goldie Wolfe") was acquired. Goldie Wolfe is a commercial real estate services firm located in Chicago, Illinois. The purchase price was approximately $5.3 million, all of which was paid in cash.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. ACQUISITIONS (CONTINUED)

RICHARD ELLIS GROUP LIMITED

In February 1998, 100% of the stock of REGL was acquired. The base purchase price was approximately $71.5 million, inclusive of approximately $3.3 million paid in April 1999. Additional purchase consideration of up to approximately $12.0 million is contingent on future performance measures of Insignia Richard Ellis. The acquisition was funded by Former Parent from borrowings on its revolving credit facility, and the issuance of 617,371 shares of Former Parent common stock and the assumption of options enabling REGL employees to purchase 853,741 shares of Former Parent common stock (which options were assumed by Insignia in the Spin-Off for options to purchase up to 1,289,329 shares of the Company's Common Stock).

HOTEL PARTNERS

On May 11, 1998, Hotel Partners was acquired. Hotel Partners is a Chicago-based international brokerage firm focused exclusively on the hospitality segment of the real estate industry. The base purchase consideration paid for Hotel Partners was approximately $7.0 million, which was paid in cash at closing. Additional purchase consideration of up to $29.1 million, over a five-year period, is contingent on the future performance of Hotel Partners. As of December 31, 1999, no additional purchase consideration had been paid and the maximum remaining potential consideration was approximately $24.7 million.

JACKSON CROSS COMPANY

On June 15, 1998, Jackson Cross Company ("Jackson Cross"), a prominent commercial real estate service firm with operations primarily in the Philadelphia area, was acquired. The base purchase consideration paid for Jackson Cross was approximately $9.1 million, consisting of $8.6 million paid in cash at closing and $500,000 in guaranteed deferred payments. Additional purchase consideration of up to $5.4 million is contingent on the future performance of Jackson Cross. As of December 31, 1999, no additional purchase consideration had been paid and the maximum remaining potential consideration was approximately $3.7 million.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. ACQUISITIONS (CONTINUED)

1997 ACQUISITIONS

FRAIN, CAMINS & SWARTCHILD, INC.

On April 1, 1997, Frain, Camins & Swartchild, Inc. ("FC&S") was acquired. FC&S is a full service commercial, retail and industrial real estate brokerage firm located in Chicago, Illinois. The base purchase price was approximately $4.4 million, and in addition, up to $4.5 million in contingent payments may be paid based on certain future performance measures. Additional purchase consideration of $1.5 million and $900,000 was paid in 1999 and 1998, respectively. The maximum remaining potential consideration was approximately $1.5 million at December 31, 1999.

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

BARNES, MORRIS, PARDOE & FOSTER

On October 30, 1997, substantially all of the assets of Barnes, Morris, Pardoe & Foster ("Barnes Morris"), a commercial real estate services firm located in the greater Washington, D.C. area were acquired. The total purchase price was approximately $17.0 million.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. ACQUISITIONS (CONTINUED)

OTHER INFORMATION (UNAUDITED)

Pro forma unaudited results of operations for the years ended December 31, 1999, 1998 and 1997 assuming consummation of the Lynch Murphy, St. Quintin and Douglas Elliman acquisitions at January 1, 1999 and 1998, assuming consummation of the Goldie Wolfe, REGL, Hotel Partners, and Jackson Cross acquisitions at January 1, 1998 and 1997, and assuming consummation of the FC&S, Realty One, and Barnes Morris acquisitions at January 1, 1997, is as follows:

                                          1999              1998             1997
                                        -------------------------------------------
                                                        (In thousands)
Revenues                                $733,215          $665,638         $493,514
Net income                                13,834            17,470           16,256

Pro forma per share data:
   Net income - basic                       0.65              0.82              N/A
   Net income - assuming dilution           0.61              0.77              N/A

The 1998 and 1997 acquisitions were funded utilizing the working capital of Former Parent and no debt or interest was allocated to the Company.

These results do not purport to represent the operations of the Company nor are they necessarily indicative of the results that actually would have been realized by the Company if the purchase of these businesses had occurred at the beginning of the period.

The consideration for the Lynch Murphy, St. Quintin and Douglas Elliman (1999), Goldie Wolfe, REGL, Hotel Partners and Jackson Cross (1998), FC&S, Realty One, and Barnes Morris (1997) acquisitions are summarized as follows:

                                          1999              1998             1997
                                        -------------------------------------------
                                                       (In thousands)
Notes payable                           $      -          $  2,405         $ 16,735
Common Stock                               8,100            22,865            4,200
Accrued and sundry liabilities             4,316            36,428           14,453
Pension liability                          2,105                 -                -
Cash paid at the closing dates           101,609            54,928           50,474
                                        -------------------------------------------
                                        $116,130          $116,626         $ 85,862
                                        ===========================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. ACQUISITIONS (CONTINUED)

The consideration was allocated as follows:

                                          1999              1998             1997
                                        -------------------------------------------
                                                       (In thousands)
Cash acquired                           $      -          $  6,624        $   1,383
Receivables                                  873            12,181            2,623
Mortgage loans held for sale                   -                 -            8,414
Property and equipment                     2,824             1,810            2,123
Property management contracts                  -               175            6,343
Non-compete agreements                       120               238                -
Costs in excess of net assets of
   acquired businesses                   107,280            89,389           62,415
Other assets                               5,033             6,209            2,561
                                        -------------------------------------------
                                        $116,130          $116,626        $  85,862
                                        ===========================================

6. MERGER RELATED EXPENSES

In connection with the acquisition of St. Quintin and its subsequent combination with REGL, the Company incurred an aggregate one-time charge of $4,272,000 in 1999. This charge reflects the provision for the estimated costs of vacated excess office space of REGL sublet as a result of combining the operations and, to a lesser extent, severance costs. At December 31, 1999, all such office space had been disposed of and all severance costs incurred.

7. RECEIVABLES

Receivables consist of the following:

                                                                DECEMBER 31
                                                           1999             1998
                                                         -------------------------
                                                               (In thousands)
Accounts receivable                                      $ 10,948         $  8,565
Commissions receivable                                    179,742          125,652
Receivable from AIMCO                                           -            9,500
Other                                                           -            3,200
Notes receivable:
   Brokerage and other employees                            6,897            3,119
   Chairman, executive officers and other employees
      with interest ranging from 6.7% to 8.4%                 444            1,244
   Co-investment affiliate with interest at 24%                 -            2,069
   Other                                                      333              458
                                                         -------------------------
                                                         $198,364         $153,807
                                                         =========================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

7. RECEIVABLES (CONTINUED)

Accounts receivable consists primarily of property management fees and cost reimbursements. Commissions receivable consists primarily of brokerage and leasing commissions from users of the Company's real estate services. The receivable from AIMCO in 1998 represented the estimated income tax refund of Former Parent for the period prior to the Merger and was collected in 1999. The Company's receivables are not collateralized; however, credit losses have been insignificant and within management's estimate. Long-term commissions receivable have been discounted to their present value.

Principal collections on notes and commissions receivable are scheduled as follows:

                                                      NOTES         COMMISSIONS
                                                   RECEIVABLE        RECEIVABLE
                                                  ------------------------------
                                                          (In thousands)
    2000                                             $  7,311         $162,235
    2001                                                  198           14,476
    2002                                                   94            1,956
    2003                                                   51              496
    2004                                                    2              350
    Thereafter                                             18              229
                                                  ------------------------------
                                                     $  7,674         $179,742
                                                  ==============================

8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                              DECEMBER 31
                                                        1999              1998
                                                      --------------------------
                                                          (In thousands)
Data processing equipment                              $17,591          $11,496
Computer software                                       22,698            2,560
Furniture and fixtures                                  11,732            8,668
Leasehold improvements                                  13,501            6,332
Other equipment                                          7,238            5,475
                                                      --------------------------
                                                        72,760           34,531
Less: Accumulated depreciation                         (11,918)          (6,634)
                                                      --------------------------
                                                       $60,842          $27,897
                                                      ==========================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

9. REAL ESTATE INTERESTS

At December 31, 1999, the Company held investments totaling approximately $28.2 million, in 22 co-investment partnerships that own real estate consisting primarily of apartment and commercial property throughout the United States and United Kingdom. The Company's ownership interests in these partnerships ranged from 5% to 35%. These partnerships owned 37 operating properties comprising approximately 3,700 apartment units and 7.3 million square feet of commercial space. Summarized financial information of the unconsolidated partnerships is as follows:

                                                                DECEMBER 31
                                                    1999            1998            1997
                                               ----------------------------------------------
                                                                (In thousands)
CONDENSED STATEMENTS OF EARNINGS INFORMATION
Revenues                                          $110,324        $ 91,968        $ 27,267

Property operating expenses                         49,789          45,691          11,946
Depreciation and amortization                       23,483          17,767           3,231
Interest                                            37,907          32,188           8,522
Administrative                                       1,547           1,169           1,411
                                               ----------------------------------------------
Total operating expenses                           112,726          96,815          25,110
                                               ----------------------------------------------
Loss before gains on sale of property               (2,402)         (4,847)          2,157
Gains on sale of property                           18,196           3,691               -
                                               ----------------------------------------------
Net income (loss)                                 $ 15,794        $ (1,156)       $  2,157
                                               ==============================================
Company's share of net income (loss)              $  2,284        $ (1,896)       $    151
                                               ==============================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

9. REAL ESTATE INTERESTS (CONTINUED)

                                                                DECEMBER 31
                                                            1999          1998
                                                       ---------------------------
                                                             (In thousands)
CONDENSED BALANCE SHEET INFORMATION
Cash and investments                                      $ 14,481      $ 17,265
Receivables and deposits                                    14,432        17,817
Other assets                                                37,681        13,166

Real estate                                                832,797       619,867
Less accumulated depreciation                              (29,545)      (14,361)
                                                       ---------------------------
Net real estate                                            803,252       605,506
                                                       ---------------------------
Total assets                                              $869,846      $653,754
                                                       ===========================

Mortgage notes payable                                    $640,357      $469,625
Other liabilities                                           18,790        16,599
                                                       ---------------------------
Total liabilities                                          659,147       486,224
Partners' capital                                          210,699       167,530
                                                       ---------------------------
Total liabilities and partners' capital                   $869,846      $653,754
                                                       ===========================

At December 31, 1999, the Company also owned three real estate properties that are consolidated in the Company's financial statements. Brookhaven Village (Norman, Oklahoma) and Dolphin Village (St. Petersburg, Florida) are retail properties with over 291,000 square feet in the aggregate. The third is a 226,000 square foot office property (Richardson, Texas) developed by Insignia, with 90% of the cost financed, and 100% leased to a single tenant in late 1999. The aggregate carrying amount of these properties was approximately $41.5 million at December 31, 1999.

In addition, at December 31, 1999, the Company held investments of $4.3 million in two office properties under development and a parcel of land held for development. The office properties are held by joint ventures formed in 1999 with the admission of 70% and 75% partners. At December 31, 1998, the Company owned four properties under development with a carrying amount of approximately $28.8 million. Interest capitalized in connection with development properties was $1,074,000 and $1,333,000 for 1999 and 1998, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

10. INVESTMENTS

Investments totaling $12,386,000 at December 31, 1999 consisted of equity ownership interests in Internet-based real estate companies and Insignia Opportunities Trust ("IOT") an affiliated Real Estate Investment Trust ("REIT") holding mortgage backed securities and loans. The Company has a $2,291,000 investment in IOT, which commenced operations in October 1999. The Company's 13% ownership in IOT is accounted for using the equity method because it exercises significant influence.

In total, the Company held direct equity investments of $10,095,000 in six Internet-based businesses that offer a wide range of on-line services to owners and users of real estate. The Company's ownership percentages of such investments as of December 31, 1999 ranged from 1% to 12%. One of the equity investments is classified as an available for sale security in accordance with the requirements of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and is carried at fair value with all unrealized gains or losses included in other comprehensive income as a component of stockholders' equity. Unrealized gains at December 31, 1999 of $1,215,000 (net of deferred taxes of $900,000) were included in other comprehensive income. The remaining five equity investments, acquired in the fourth quarter of 1999, are carried at cost.

11. ACCRUED AND SUNDRY LIABILITIES

Accrued and sundry liabilities consist of the following:

                                                            DECEMBER 31
                                                       1999             1998
                                                   -----------------------------
                                                       (In thousands)
Employee compensation and benefits                   $ 14,045         $ 13,643
Lease and annuity liabilities                          10,305            8,755
Amounts payable in connection with acquisitions         4,844            5,803
Deferred compensation                                   9,955            6,871
Settlement obligation to AIMCO                              -            1,873
Deferred revenue                                        4,524            2,416
Current taxes payable                                   6,100                -
U.K. value added taxes                                  3,681            1,256
Accrued rent                                            2,547            1,056
Other                                                  11,018            6,064
                                                   -----------------------------
                                                     $ 67,019         $ 47,737
                                                   =============================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

12. NOTES PAYABLE AND OTHER LONG-TERM DEBT

In October 1998, the Company closed on a three-year revolving credit facility totaling $185 million. The revolving credit facility bears interest at the annual rate of either prime rate or Federal Funds Rate plus an applicable margin ranging from .75% - 1.25%, or LIBOR plus an applicable margin ranging from 1.5%
- 2.0%. At December 31, 1999, all outstanding borrowings were subject to the LIBOR based rates.

The facility provides for borrowings up to an aggregate $50,000,000 in British Pounds (Sterling), Euro, or Canadian Dollars, provided that only $20,000,000 may at any time be denominated in Canadian Dollars. The facility is collateralized by a pledge of the stock of substantially all material subsidiaries. The outstanding balance on the revolving credit facility as of December 31, 1999 was $109,025,000 and included foreign denominated borrowings of (pound)7,750,000 British Pound (Sterling) and 11,450,000 Euros. The interest rates on these borrowings at December 31, 1999 were as follows: 8.25% for U.S. denominated borrowings; 7.875% for British Pounds (Sterling); and 5.125% for Euros. In addition, the Company had letters of credit outstanding against the facility in the amount of $17,350,000 at December 31, 1999.

Notes payable consist of the following:

                                                                                       DECEMBER 31
                                                                                  1999            1998
                                                                                ------------------------
                                                                                          (In thousands)
Revolving credit facility with interest only due quarterly at LIBOR
   plus 1.75%. Final payment due date is October 22, 2001.                      $109,025        $      -
Realty One $5.5 million revolving credit agreement with a bank, collateralized by property and receivables, with a maturity date of September 30, 2000.  The interest rate was 7.2% and 6.3% at
   December 31, 1999 and 1998, respectively.                                       5,500           5,500
Realty One $3 million revolving line, collateralized by accounts receivable and due on demand.  The interest rate was 8.5% and
   7.75% at December 31, 1999 and 1998, respectively.                              1,111           1,446
Insignia Richard Ellis $4.3 million term loan with a bank,
   collateralized by restricted cash, with a maturity date of July
   2000.                                                                           2,181           2,239
Insignia Richard Ellis $3 million revolving line collateralized by restricted cash and due on demand. The interest rate was 6.8%
   and 6.5% at December 31, 1999 and 1998, respectively.                           2,888           2,964
Insignia Richard Ellis unsecured revolving credit agreement with
   interest at 7.75% and due on demand.                                                -           2,417
Other                                                                              8,927           3,301
                                                                                ------------------------
                                                                                $129,632        $ 17,867
                                                                                ========================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

12. NOTES PAYABLE AND OTHER LONG-TERM DEBT (CONTINUED)

Realty One's carrying amount of property and equipment was approximately $8.6 million and $4.5 million and receivables were approximately $2.2 million and $2.6 million at December 31, 1999 and 1998, respectively under the $5.5 million revolving credit facility.

Certain notes payable and long-term debt agreements contain various restrictive covenants requiring, among other things, minimum consolidated net worth, minimum liquidity, and other financial ratios. At December 31, 1999, the Company is in compliance with all such covenants.

Scheduled principal maturities on notes payable after December 31, 1999 are as follows (in thousands):

    2000                                                     $  20,607
    2001                                                       109,025
                                                             ---------
                                                              $129,632
                                                             =========

The Company paid interest of approximately $6,445,000, $1,601,000 and $309,000 in 1999, 1998 and 1997, respectively.

MORTGAGE WAREHOUSE LINE OF CREDIT

Realty One's affiliate First Ohio Mortgage Corporation maintains a $30,000,000 line of credit. Borrowings on the line of credit were $6,235,000 and $17,915,000 at December 31, 1999 and 1998, respectively. The line of credit is collateralized by substantially all the assets of First Ohio Mortgage Company and a $10,000,000 guaranty by Insignia. At December 31, 1999 and 1998, First Ohio Mortgage Corporation had assets, comprised primarily of mortgage loans held for sale, totaling approximately $13.5 million and $23.0 million, respectively. Advances on the line of credit can only be drawn with evidence of a committed residential mortgage and each advance is limited to the committed sales price of the related mortgage loan. Repayment of each advance is to be made within 14 business days of the funding. The line of credit cannot be used to fund any single residential mortgage in excess of $400,000. The interest rate on all advances under the line of credit is at a rate per annum equal to 1% below the prime rate (7.5% at December 31, 1999).

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

12. NOTES PAYABLE AND OTHER LONG-TERM DEBT (CONTINUED)

REAL ESTATE MORTGAGE NOTES PAYABLE

Real estate mortgage notes payable represent non-recourse loans collateralized by real estate properties consisting of the following:

                                                                      1999            1998
                                                                    ------------------------
Brookhaven Village, mortgage loan bearing interest at 9.0% and
   8.7% at December 31, 1999 and 1998, respectively. The note matures on December 7, 2002 with principal payable in full on
   such date.                                                       $  8,305        $  8,656
Dolphin Village, mortgage loan bearing interest at 9.27% and
   maturing on October 8, 2003.                                        6,875               -
One Telecom, $21.1 million credit facility bearing interest at
   9.16% and having a maturity date of April 1, 2004.                 13,275               -
                                                                    ------------------------
                                                                    $ 28,455        $  8,656
                                                                    ========================

The mortgage note encumbering Brookhaven Village includes a participation feature whereby the lender is entitled to 35% of the net cash flow, net refinancing proceeds or net sales proceeds after the Company has achieved a 10% annual return on equity. The present value of amounts due the lender was approximately $438,000 at December 31, 1999.

13. COMPENSATION PLANS

The Company's 1998 Stock Incentive Plan (the "1998 Plan") authorized the grant of options and restricted stock awards to management personnel totaling up to 3,500,000 shares of the Company's Common Stock. The term of each option is determined by the Company's Board of Directors but will in no event exceed ten years from the date of grant. Options granted typically have 5-year terms and are granted at prices not less than 100% of the fair market value of the Company's Common Stock on the date of grant. The 1998 Plan may be terminated by the Board of Directors at any time. At the Spin-Off date, the Company assumed, under this plan, approximately 1,787,000 options issued by Former Parent to employees of the Insignia Businesses. Subsequent to the Spin-Off, the Company granted approximately 1,078,000 options to purchase Insignia Common Stock under the 1998 Plan. At December 31, 1999, approximately 2,633,000 options were outstanding under the 1998 Plan.

At December 31, 1999, approximately 239,000 restricted stock awards to acquire shares of the Company's Common Stock were outstanding under the 1998 Plan. These awards, which have a 5-year vesting period, were granted to executive officers and other employees of the Company in 1998 and 1999. Compensation expense recognized by the Company for these awards totaled approximately $737,000 and $720,000 for 1999 and 1998, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13. COMPENSATION PLANS (CONTINUED)

The Company assumed 1,482,879 options under Non-Qualified Stock Option Agreements in connection with the acquisition of Edward S. Gordon Company Incorporated and Edward S. Gordon Company of New Jersey, Inc. on June 30, 1996. The options had 5-year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 1999, approximately 106,000 options remain outstanding.

The Company assumed 1,289,329 options under Non-Qualified Stock Option Agreements in connection with the acquisition of REGL. The options had 5-year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 1999, approximately 1,233,000 options remain outstanding.

The Company assumed approximately 612,000 options under Non-Qualified Stock Option Agreements in connection with the acquisition of St. Quintin. The options had 5-year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 1999, approximately 524,000 options remain outstanding.

The Company also has sold shares of its Common Stock to certain employees in exchange for notes receivable collateralized by the common shares. The outstanding principal balances of these notes amounted to approximately $1,758,000 and $1,843,000 at December 31, 1999 and 1998, respectively. These notes receivable are classified as a reduction of stockholders' equity.

The Company's 1998 Employee Stock Purchase Plan (the "Employee Plan") was adopted to provide employees with an opportunity to purchase Common Stock through payroll deductions at a price not less than 85% of the fair market value of the Company's Common Stock. The Employee Plan was developed to qualify under
Section 423 of the Internal Revenue Code of 1986.

In connection with the Spin-Off, 1,196,000 warrants to purchase Common Stock of the Company were issued to holders of the Convertible Preferred Securities of Former Parent. The terms of each warrant is five years, and no warrant is exercisable for the first two years. Former Parent purchased the warrants from Insignia in 1998 for approximately $8.5 million.

The Company has elected to follow Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its employee stock based compensation because, as discussed below, the alternative fair value accounting provided for under SFAS 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options, warrants and unvested restricted stock awards. Under APB 25, when the exercise price equals the market price, no compensation expense is recognized.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13. COMPENSATION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options, warrants and restricted stock awards granted subsequent to December 31, 1994 under the fair value method required by that Statement. The fair value for these options, warrants and restricted stock awards have been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                        1999         1998
                                                       -------------------
Risk-free interest rate                                  6.2%        4.9%
Dividend yield                                           N/A         N/A
Volatility factors of the expected market price          0.43        0.45
Weighted-average expected life of the options            3.3         4.4

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants having no vesting restrictions and that are fully transferable. In addition, option valuation models required the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options, warrants and restricted stock awards have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options, warrants and restricted stock awards.

For purposes of pro forma disclosures, the estimated fair values of all options, warrants and restricted stock awards are amortized to expense over the respective vesting periods. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                        1999         1998
                                                       -------------------
Pro forma net income                                   $7,116       $8,929

Pro forma earnings per share - basic                    $0.33        $0.42
Pro forma earnings per share -  assuming dilution       $0.31        $0.41

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13. COMPENSATION PLANS (CONTINUED)

Summaries of the Company's stock option, warrant and restricted stock activity, and related information for the years ended December 31, 1999 and 1998:

                                                                    1999                           1998
                                                      ----------------------------------------------------------------
                                                                           WEIGHTED                        WEIGHTED
                                                                           AVERAGE                         AVERAGE
                                                              SHARES    EXERCISE PRICE      SHARES      EXERCISE PRICE
                                                      ----------------------------------------------------------------
Outstanding at beginning of year                            6,643,398       $ 10.29        4,614,120        $ 10.66
Options and restricted stock granted                          128,897          6.65        1,077,949          12.67
Options assumed in connection with St. Quintin
   acquisition                                                611,962          6.58                -              -
Warrants issued to holders of Convertible Preferred
   Securities of Former Parent                                      -             -        1,196,000          14.50
Exercised                                                    (155,558)         5.87          (25,707)          3.67
Forfeited/canceled                                           (369,331)        11.27         (218,964)          9.49
                                                      ----------------------------------------------------------------
Outstanding at end of year                                  6,859,368       $ 10.02        6,643,398        $ 10.29
                                                      ================================================================

Exercisable at end of year                                  2,200,701      $   9.45        1,585,955        $  8.82
                                                      ================================================================
Weighted-average fair value of securities granted
   during the year                                                         $   6.59                         $ 13.58
                                                                       ================                ===============

Significant option, warrant and restricted stock groups outstanding at December 31, 1999 and related weighted average price and life information follows:

                                      OUTSTANDING                                                 EXERCISABLE
---------------------------------------------------------------------------------------- -------------------------------
                                                                            WEIGHTED
                                                      WEIGHTED AVERAGE       AVERAGE                        WEIGHTED
       RANGE OF                      NUMBER        REMAINING CONTRACTUAL    EXERCISE          NUMBER        AVERAGE
   EXERCISE PRICES                 OUTSTANDING              LIFE              PRICE        EXERCISABLE   EXERCISE PRICE
---------------------------------------------------------------------------------------- -------------------------------
$0.00 to $2.85                         243,059           2.8 years          $   0.02             4,030      $  0.16
$2.86 to $5.70                         101,656           1.4 years              3.98           101,656         4.01
$5.71 to $8.55                       2,818,849           3.9 years              7.08         1,191,755         7.84
$8.56 to $11.40                        384,357           1.8 years             10.01           189,980         9.79
$11.41 to $14.25                     3,243,529           3.5 years             13.31           669,542        13.97
$14.26 to $17.10                        67,918           3.1 years             15.05            43,738        15.35
                               --------------------                       -------------- -------------------------------
                                     6,859,368                               $ 10.02         2,200,701      $  9.45
                               ====================                       ============== ===============================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

14. INCOME TAXES

In 1998, the Insignia Businesses were included in the consolidated federal income tax return of Former Parent until the Spin-Off. After the Spin-Off, the U.S. entities file a U.S. consolidated income tax return and the U.K. entities file a U.K. consolidated return. In 1998 and 1997, the income tax provision reflects the portion of Former Parent's historical income tax provision estimated attributable to the operations of the Insignia Businesses as if they were not included in Former Parent's consolidated federal income tax return. Management believes the income tax provision, as shown, is comparable to what the income tax provision would have been if the Insignia Businesses had filed a separate return during the periods presented. Income tax benefit credited to equity in connection with the Spin-Off was approximately $5,724,000.

During the portion of 1998 subsequent to the Spin-Off, Insignia generated net operating losses for federal tax purposes in the U.S. of approximately $13,506,000. These losses may be carried forward for 20 years. During this same time period, Insignia generated net operating losses for U.S. state income tax purposes of approximately $14,931,000. The Company has carryforward state losses from prior years of approximately $13,071,000. Due to differences in state laws in the jurisdictions in which the Company operates, the ability and time available to use these losses varies among the different states. In 1999, the federal net operating loss carryforward was fully utilized.

A substantial amount of the state net operating loss carryforwards were also utilized in 1999. Of the total state tax losses being carried forward of approximately $13,000,000, the Company has provided a valuation allowance for the deferred tax asset of approximately $11,056,000 of these state losses. The current year impact of this valuation allowance resulted in an increase in income tax expense of approximately $303,000.

During 1999, the Company's U.K. operations utilized the operating losses recorded on acquisition of approximately $5,575,000. During 1999, the Company's Italian and Belgian operations generated operating losses of approximately $90,000 and $75,000 respectively. In 1998, the Company recorded a loss of $2,300,000 million to reflect the net realizable value in its Insignia/CAGISA Italian subsidiary. Due to the lack of other profitable operations in Italy, which could benefit from the use of the loss, the Company has provided a valuation allowance for the tax benefit of this loss.

As a result of a 1995 acquisition, net operating losses of approximately $5,000,000 were acquired. These losses carryforward to the calendar year ended December 31, 2009. The carryforward is subject to provisions of the Internal Revenue Code Section 382, which limits the use of the carryforward to the lesser of the value of the stock multiplied by the Federal long-term tax-exempt rate or the subsidiary's income.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

14. INCOME TAXES (CONTINUED)

Undistributed earnings of Insignia Richard Ellis amounted to approximately $8,612,000 in aggregate. Deferred income taxes are not provided on these earnings as it is intended that the earnings will be permanently reinvested outside of the U.S.

Subsequent to the close of the fiscal year, the Internal Revenue Service ("IRS") informed the Former Parent that the IRS was going to conduct an examination of the income tax returns for the 1998 (January 1, 1998 through September 30, 1998), 1997 and 1996 tax years. No determinations have been made as to any potential tax liability that may arise as a result of the examination, therefore, no amounts have been provided for the possible outcome of such examination.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                           DECEMBER 31
                                                      1999            1998
                                                   ---------------------------
                                                        (In thousands)
Deferred tax liabilities:
   Acquisition related intangibles                  $ (8,974)       $(10,035)
   Tax over book depreciation                         (3,043)         (1,288)
   Commission income, net                               (231)         (4,519)
   Partnership earnings differences                     (142)              -
   Compensation                                       (4,966)              -
   Other, net                                         (1,185)           (809)
                                                   ---------------------------
Total deferred tax liabilities                       (18,541)        (16,651)

Deferred tax assets:
   Net operating losses                                3,486           5,895
   Partnership earnings differences                        -             430
   Bad debt reserves                                   1,272           1,105
   Valuation reserve                                     943             943
   Compensation and benefits                           3,874           2,946
   Other, net                                              -             214
                                                   ---------------------------
Total deferred tax assets                              9,575          11,533
Valuation allowance for deferred tax assets           (2,195)         (1,830)
                                                   ---------------------------
Deferred tax assets, net of valuation allowance        7,380           9,703
                                                   ---------------------------
Net deferred tax liabilities                        $(11,161)       $ (6,948)
                                                   ===========================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

14. INCOME TAXES (CONTINUED)

For financial reporting purposes, income before income taxes includes the following components:

                                        1999            1998          1997
                                      -------------------------------------
                                               (In thousands)
Pretax income (loss):
   United States                      $17,400         $21,953       $21,846
   Foreign                              5,076           2,075           (88)
                                      -------------------------------------
                                      $22,476         $24,028       $21,758
                                      =====================================

Significant components of the provision for income taxes are as follows:

                                        1999            1998          1997
                                      -------------------------------------
                                               (In thousands)
Current:
   Federal                            $ 5,679         $ 5,809       $ 4,595
   Foreign                                808           1,057             -
   State                                1,478           2,143           693
                                      -------------------------------------
Total current                           7,965           9,009         5,288

Deferred:
   Federal                              2,260           1,598         2,765
   Foreign                               (142)          1,481             -
   State                                2,095             887           650
                                      -------------------------------------
Total deferred                          4,213           3,966         3,415
                                      -------------------------------------
                                      $12,178         $12,975       $ 8,703
                                      =====================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

14. INCOME TAXES (CONTINUED)

The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense is shown below (Dollars in thousands):

                                                1999                      1998                       1997
                                      ------------------------- -------------------------- -------------------------
                                         AMOUNT      PERCENT        AMOUNT      PERCENT       AMOUNT      PERCENT
                                      ------------------------- -------------------------- -------------------------
Tax at U.S. statutory rates              $ 7,867      35.0%        $ 8,410       35.0%         $7,615       35.0%
Effect of incremental tax rates                -       -               (82)      (0.3)           (100)      (0.5)
Effect of different tax rates in
   foreign jurisdictions                    (310)     (1.3)           (410)      (1.7)              -         -
State income taxes, net of federal
   tax benefit                             1,437       6.4           1,605        6.7           1,074        4.9
Effect of nondeductible meals and
   entertainment expenses                  1,150       5.1             993        4.1             372        1.7
Effect of nondeductible goodwill
   amortization                            1,009       4.5             659        2.7              35        0.2
Valuation allowance for Italian
   subsidiary write-down                       -       -               943        3.9               -         -
Valuation allowance for Italian
   operating losses                            -       -               306        1.3               -         -
Change in valuation allowance for
   U.S. operating  losses                    303       1.3             281        1.2             300        1.4
Other                                        722       3.2             270        1.1            (593)      (2.7)
                                      ------------------------- -------------------------- -------------------------
                                        $ 12,178      54.2%        $12,975       54.0%         $8,703       40.0%
                                      ========================= ========================== =========================

Income tax payments were approximately $766,000 (1999), $6,081,000 (1998) for the nine months prior to Spin-Off, and $11,786,000 (1997). Taxes paid by the Company in the fourth quarter of 1998, subsequent to the Spin-Off, totaled approximately $795,000.

15. EMPLOYEE BENEFIT PLANS

401(K) RETIREMENT PLANS

The Company established a 401(k) savings plan covering substantially all U.S. employees. The Company may make a contribution equal to 50% of the employees' contribution up to a maximum of 3% of the employees' compensation and participants fully vest in employer contributions after 5 years. The Company expensed approximately $1,681,000, $1,340,000 and $1,302,000 in contributions to the plan during 1999, 1998 and 1997, respectively.

The Company participated in Former Parent's 401(k) savings plan, which covered substantially all of its employees, prior to the Spin-Off in September 1998. The Company's share of contributions for the 1998 period prior to Spin-Off were approximately $1,020,000.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

15. EMPLOYEE BENEFIT PLANS (CONTINUED)

Realty One maintains a separate 401(k) savings plan covering its employees. Realty One may make a contribution equal to 20% of the employees' contribution up to a maximum of $1,000 or 5% of the employees' compensation and participants fully vest in employer contributions immediately. Realty One, acquired in October 1997, expensed approximately $87,000, $94,000 and $20,000 in contributions to the plan during 1999, 1998 and 1997, respectively.

DEFINED CONTRIBUTION PLAN

Insignia Richard Ellis maintains a defined contribution plan that is available to all employees at their option after the completion of six months of service and the attainment of 25 years of age. Insignia Richard Ellis contributions are 3.5% of salary for ages 25 to 30, 4.5% of salary for ages 31 to 35 and 5.5% of salary for ages 36 and over. Insignia Richard Ellis expensed approximately $996,000 and $768,000 in contributions to the plan during 1999 and 1998, respectively.

DEFINED BENEFIT PLAN

Insignia Richard Ellis maintains two defined benefit plans for certain of its employees. The plans provide for benefits based upon the final salary of participating employees. The funding policy is to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

15. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes the funded status and net periodic pension cost of the Insignia Richard Ellis defined benefit plans:

                                                                   DECEMBER 31
PROJECTED BENEFIT OBLIGATION ("PBO")                          1999            1998
                                                           --------------------------
                                                                (In thousands)
 PBO - Beginning of year                                    $ 23,792        $      -
   Service cost                                                1,401             567
   Interest cost                                               2,326           1,215
   Plan participants' contributions                              205               -
   Net actuarial loss                                          2,185           1,216
   Foreign currency exchange rate changes                       (652)            112
   Benefits paid                                              (2,429)         (1,593)
   PBO in acquisition                                         24,399          22,275
                                                           --------------------------
 PBO - End of year                                            51,227          23,792
                                                           --------------------------

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year                23,828               -
   Actual return on plan assets                                6,529           1,619
   Employer contributions                                      1,280             582
   Plan participants' contributions                              205               -
   Foreign currency exchange rate changes                       (645)            120
   Benefits paid                                              (2,429)         (1,593)
   Plan assets at acquisition                                 22,294          23,100
                                                           --------------------------
Fair value of plan assets at end of year                      51,062          23,828
                                                           --------------------------
Funded status of the plans                                      (165)             36
Unrecognized net actuarial (gain) loss                          (381)          1,042
                                                           --------------------------
Net pension (liability) asset recognized in the
   consolidated balance sheet                               $   (546)       $  1,078
                                                           ==========================

NET PERIODIC PENSION COST
   Service cost                                             $  1,401        $    566
   Interest cost                                               2,326           1,215
   Actual return on plan assets                               (2,949)         (1,181)
                                                           --------------------------
                                                            $    778        $    600
                                                           ==========================
ASSUMPTIONS USED IN DETERMINING PBO
   Discount rate                                                 5.5%            6.5%
   Weighted average increase in compensation levels              5.0%            5.0%
   Rate of return on plan assets                                 7.0%            7.5%

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

INDEMNIFICATION AGREEMENT

In connection with the Merger, Insignia and AIMCO entered into an Indemnification Agreement. The Indemnification Agreement provides that following consummation of the Merger, Insignia will indemnify and hold harmless AIMCO from and against all losses in excess of $9,100,000 resulting from (i) breaches of representations, warranties or covenants of Former Parent or Insignia in the merger agreement, (ii) actions taken by or on behalf of Former Parent prior to consummation of the Merger and (iii) the Spin-Off. Insignia also is required to indemnify AIMCO against all losses (without regard to any dollar value limitation) resulting from (a) amounts paid or payable to employees of Former Parent actually paid by AIMCO, other than those employees AIMCO has agreed to retain following the consummation of the Merger, (b) obligations to third parties for goods, services, taxes or indebtedness incurred prior to the consummation of the Merger, other than as agreed to by AIMCO or included in the approximately $458 million of indebtedness and liabilities of Former Parent and its subsidiaries which were assumed by AIMCO in the Merger, and (c) Insignia's ownership and operation of the Insignia Businesses.

The Indemnification Agreement requires AIMCO to indemnify and hold harmless Insignia from all losses that arise out of the operation of the business of Former Parent acquired by AIMCO after the Merger and for all losses in excess of $9,100,000 arising from breach of any representation, warranty or covenant of AIMCO in the merger agreement.

Pursuant to the merger agreement, Insignia and AIMCO were required to settle in cash any differences between the actual adjusted net liabilities of Former Parent on the date of the Merger and the $458 million of such adjusted net liabilities stipulated in the Merger Agreement. Settlement negotiations were concluded in 1999, resulting in a final payment by AIMCO to Insignia of approximately $1,400,000. This payment was recorded to stockholders' equity as additional paid-in capital attributable to the Spin-Off.

LITIGATION

In 1994, Re/Max International and various franchisees filed suit in the United States District Court for the Northern District of Ohio against Realty One, alleging claims under the federal antitrust laws and related state law claims. The suit alleges that Realty One conspired with Smythe, Cramer Company to institute a series of differential commission splits intended to harm Re/Max International and its franchisees in the northeast Ohio residential real estate brokerage market. Plaintiffs' claim actual damages of $30.0 million. The applicable federal antitrust law provides, among other things, for the trebling of actual damages.

In 1997, the District Court granted summary judgment dismissing all of plaintiffs' federal and state claims.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

In a ruling issued April 6, 1999, the Sixth Circuit reversed the District Court's order in substantial part. Subsequent to the Sixth Circuit ruling, plaintiffs voluntarily dismissed their monopoly claims. The only remaining claims are the federal antitrust conspiracy claims, which are set for trial in April 2000. Realty One denies the existence of any conspiracy, and has defended and continues to defend this action vigorously.

In connection with Insignia's acquisition of Realty One in October 1997, the sellers indemnified the Company for any loss arising from such litigation up to the purchase price of approximately $40 million.

The Company and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Although claimants may seek substantial compensatory and punitive damages, management does not expect that the results of any such lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of the Company or its subsidiaries.

IRS EXAMINATION

Subsequent to year-end, the IRS informed the Former Parent of their intention to conduct an examination of the income tax returns for the tax years 1998 (January 1, 1998 through September 30, 1998), 1997 and 1996. No determinations have been made or can be made at this time as to any potential tax liability that may arise as a result of this examination.

ENVIRONMENTAL LIABILITIES

Under various federal and state environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up certain hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. There can be no assurance that the Company, or any assets owned or controlled by the Company, currently are in compliance with all of such laws and regulations, or that the Company will not become subject to liabilities that arise in whole or in part out of any such laws, rules, or regulations. Management is not currently aware of any environmental liabilities that are expected to have a material adverse effect on the operations or financial condition of the Company.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

OPERATING LEASES

The Company leases office space and equipment under noncancelable operating leases. Minimum annual rentals under operating leases for the five years ending after December 31, 1999 are as follows (In thousands):

     2000                                                      $ 26,998
     2001                                                        23,735
     2002                                                        20,798
     2003                                                        17,561
     2004                                                        18,200
     Thereafter                                                  17,202
                                                               --------
     Total minimum payments                                    $124,494
                                                               ========

Rental expense was approximately $28,267,000 (1999) $21,753,000 (1998) and
$9,967,000 (1997). Certain of the leases are subject to annual escalation based on the Consumer Price Index or annual increases in operating expenses.

STOCK REPURCHASE

As of December 31, 1999, the Company had repurchased 1,502,600 shares of its Common Stock at an aggregate cost of approximately $16,175,000. The repurchase program, which was originally established in October 1998 to purchase up to $10,000,000 of the Company's outstanding Common Stock, was expanded in 1999 to permit the repurchase of up to an aggregate $17,500,000. At December 31, 1998, 139,200 shares of the Company's Common Stock had been repurchased at an aggregate cost of approximately $1,850,000.

In early 2000, warrants representing 1,494,500 shares held in treasury were issued to certain executive officers, non-employee directors and other employees of the Company.

17. INDUSTRY SEGMENTS

The Company has two reportable segments: commercial services and residential services. The commercial services segment provides tenant representation, property and asset management services, leasing and brokerage, investment sales, development, consulting and other services. Additionally, the commercial services segment includes real estate ownership, consisting primarily of co-investment partnerships and development property. The residential services segment provides property management services, originates mortgage loans, and brokers residential real estate. Other includes unallocated corporate administration of the Company and Internet-based business expenses. Assets included in other consist primarily of cash, property and equipment, Internet-based business activities and investments.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

17. INDUSTRY SEGMENTS (CONTINUED)

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer similar products and services and are managed separately because of the distinction between services.

The following tables summarize certain financial information by industry segment:

                                                  COMMERCIAL       RESIDENTIAL          OTHER             TOTAL
                                                -------------------------------------------------------------------
                                                                          (In thousands)
YEAR ENDED DECEMBER 31, 1999 Revenues:
   Real estate services                            $497,770          $180,701          $      -          $678,471
   Property operations                                1,877                 -                 -             1,877
   Interest                                           1,357             1,088             2,673             5,118
   Foreign currency translation gains                     -                 -               827               827
   Other                                                  -                 -                73                73
                                                -------------------------------------------------------------------
                                                    501,004           181,789             3,573           686,366
                                                -------------------------------------------------------------------
Costs and expenses:
   Real estate services                             441,416           166,306                 -           607,722
   Property operations                                  757                 -                 -               757
   Administrative                                         -                 -            11,826            11,826
   Interest                                           1,419             1,189             5,598             8,206
   Property interest                                    832                 -                 -               832
   Depreciation and amortization                     23,764             6,586               117            30,467
   Property depreciation                                512                 -                 -               512
   Internet-based business expense                        -                 -             1,580             1,580
   Merger related expenses                            4,272                 -                 -             4,272
                                                -------------------------------------------------------------------
                                                    472,972           174,081            19,121           666,174
                                                -------------------------------------------------------------------
                                                     28,032             7,708           (15,548)           20,192

Equity earnings in real estate ventures               2,284                 -                 -             2,284
                                                -------------------------------------------------------------------

Income before income taxes                           30,316             7,708           (15,548)           22,476
Provision for income taxes                           15,383             3,356            (6,561)           12,178
                                                -------------------------------------------------------------------
Net income                                         $ 14,933          $  4,352          $ (8,987)         $ 10,298
                                                ===================================================================

Total assets                                       $573,095          $156,649          $ 65,569          $795,313
Real estate interests                                74,007                 -                 -            74,007
Capital expenditures                                 21,414             9,103             7,453            37,970

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

17. INDUSTRY SEGMENTS (CONTINUED)

                                                  COMMERCIAL       RESIDENTIAL           OTHER            TOTAL
                                                -------------------------------------------------------------------
                                                                        (In thousands)
YEAR ENDED DECEMBER 31, 1998 Revenues:
   Real estate services                            $378,362          $128,989          $      -          $507,351
   Interest                                           1,196             1,153               847             3,196
   Other                                                233                 -                 -               233
                                                -------------------------------------------------------------------
                                                    379,791           130,142               847           510,780
                                                -------------------------------------------------------------------
Costs and expenses:
   Real estate services                             331,686           120,088                 -           451,774
   Administrative                                         -                 -             7,232             7,232
   Interest                                               -             1,301                77             1,378
   Depreciation and amortization                     18,064             4,475                 4            22,543
   Provision for loss on disposal                     2,300                 -                 -             2,300
                                                -------------------------------------------------------------------
                                                    352,050           125,864             7,313           485,227
                                                -------------------------------------------------------------------
                                                     27,741             4,278            (6,466)           25,553

Equity losses in real estate ventures                (1,896)                -                 -            (1,896)
Minority interests                                      371                 -                 -               371
                                                -------------------------------------------------------------------

Income before income taxes                           26,216             4,278            (6,466)           24,028
Provision for income taxes                           13,850             1,840            (2,715)           12,975
                                                -------------------------------------------------------------------
Net income                                         $ 12,366          $  2,438          $ (3,751)         $ 11,053
                                                ===================================================================

Total assets                                       $458,293          $ 96,347          $ 40,849          $595,489
Real estate interests                                58,196                 -                 -            58,196
Capital expenditures                                 12,402             7,221                 -            19,623

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

17. INDUSTRY SEGMENTS (CONTINUED)

                                                  COMMERCIAL       RESIDENTIAL          OTHER            TOTAL
                                                -------------------------------------------------------------------
                                                                          (In thousands)
YEAR ENDED DECEMBER 31, 1997 Revenues:
   Real estate services                            $247,095          $ 48,163          $      -          $295,258
   Interest                                             264               193                 -               457
   Other                                                 38                 -                 -                38
                                                -------------------------------------------------------------------
                                                    247,397            48,356                 -           295,753
                                                -------------------------------------------------------------------
Costs and expenses:
   Real estate services                             206,905            44,950                 -           251,855
   Administrative                                         -                 -             6,770             6,770
   Interest                                               -               318                 -               318
   Depreciation and amortization                     12,946             2,298                 -            15,244
                                                -------------------------------------------------------------------
                                                    219,851            47,566             6,770           274,187
                                                -------------------------------------------------------------------
                                                     27,546               790            (6,770)           21,566

Equity earnings in real estate ventures                 151                 -                 -               151
Minority interests                                       41                 -                 -                41
                                                -------------------------------------------------------------------
Income before income taxes                           27,738               790            (6,770)           21,758
Provision for income taxes                           11,095               316            (2,708)            8,703
                                                -------------------------------------------------------------------
Net income                                         $ 16,643          $    474          $ (4,062)         $ 13,055
                                                ===================================================================

Total assets                                       $245,948          $ 87,284          $  4,713          $337,945
Real estate interests                                19,454                 -                 -            19,454
Capital expenditures                                  4,990               650               300             5,940

Certain geographic information for the Company is as follows:

                                                             YEAR ENDED                         YEAR ENDED
                                                         DECEMBER 31, 1999                   DECEMBER 31, 1998
                                                ----------------------------------------------------------------------
                                                   REVENUES     LONG-LIVED ASSETS       REVENUES     LONG-LIVED ASSETS
                                                ----------------------------------------------------------------------
                                                (In thousands)
United States                                       $576,620          $299,267          $444,676         $209,720
United Kingdom                                       105,726           102,765            61,551           65,791
Other countries                                        4,020             1,093             4,553            4,248
                                                ----------------------------------------------------------------------
                                                    $686,366          $403,125          $510,780         $279,759
                                                ======================================================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

18. FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value estimates of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other taxes have also not been considered in estimating fair value. The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value. Receivables reported on the balance sheet consist of property and lease commission receivables and various note receivables. The property receivables approximate their fair values. Lease commission receivables are carried at their discounted present value; therefore the carrying amount and fair value amount are the same. The mortgage loan receivables and notes receivables earn interest at either fixed or variable rates. Interest rates generally approximate current market interest rates for similar instruments, therefore, the carrying amounts for notes payable, real estate mortgage notes payable and the mortgage warehouse line approximate their respective fair value.

19. QUARTERLY FINANCIAL DATA  (UNAUDITED)

                                                                            1999
                                          -----------------------------------------------------------------------
                                                           FOURTH          THIRD          SECOND          FIRST
                                            TOTAL          QUARTER        QUARTER        QUARTER         QUARTER
                                          -----------------------------------------------------------------------
                                                           (In thousands, except per share data)
Revenues                                   $686,366       $217,701       $194,810       $158,077       $115,778
Net income                                   10,298          6,965          5,406          3,033         (5,106)
EBITDA (1)                                   58,923         22,771         20,884         13,384          1,884

Pro forma per common share:
   Net income - basic                          $.48           $.33           $.25           $.14          ($.24)
   Net income - assuming dilution              $.46           $.33           $.24           $.13          ($.24)

First quarter results of 1999 include a $5.5 million pre-tax provision for costs primarily associated with surplus office space of REGL vacated as a result of the combining of operations with St. Quintin. Fourth quarter results of 1999 include a pre-tax reduction of $1.2 million to the provision based on the disposal of such surplus office space on more favorable terms than originally estimated (see also Note 6).

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

19. QUARTERLY FINANCIAL DATA  (UNAUDITED) (CONTINUED)

                                                                            1998
                                          -----------------------------------------------------------------------
                                                           FOURTH          THIRD          SECOND          FIRST
                                            TOTAL          QUARTER        QUARTER        QUARTER         QUARTER
                                          -----------------------------------------------------------------------
                                                           (In thousands, except per share data)
Revenues                                   $510,780       $150,317       $132,664       $124,998       $102,801
Net income                                   11,053          1,656          3,006          3,632          2,759
EBITDA (1)                                   48,345         13,947         11,597         12,066         10,735

Pro forma per common share:
   Net income - basic                          $.52           $.08           $.14           $.17           $.13
   Net income - assuming dilution              $.50           $.07           $.14           $.17           $.12

Fourth quarter results of 1998 included a $2.3 million provision for the anticipated disposal of the Company's investment in Insignia/CAGISA in 1999 (see also Note 3).

(1) EBITDA is defined as real estate services revenue less direct expenses and administrative costs.

20. SUBSEQUENT EVENTS

PREFERRED STOCK ISSUANCE

On February 9, 2000, Insignia sold 250,000 shares of perpetual convertible preferred stock with a stated value of $100 per share to investment funds advised by Blackacre Capital Management, LLC for an aggregate purchase price of $25 million. The preferred stock pays a 4% annual dividend, payable at Insignia's option in cash or Common Stock, and is convertible into the Company's Common Stock at the option of the holder at $14 per share, subject to adjustment. The preferred stock is callable by the Company, at face value, at any time on or after February 15, 2004.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

20. SUBSEQUENT EVENTS (CONTINUED)

COLLIERS BDR ACQUISITION

Subsequent to year-end, Insignia entered into a definitive agreement to acquire Colliers BDR, a Dutch real estate services company headquartered in Amsterdam. Colliers BDR provides a variety of commercial real estate services with a specialization in corporate services and international advisory assignments. The base purchase price was approximately $2 million, all of which was paid in cash. Additional purchase consideration of approximately $2.5 million, over three years, is contingent on the future performance of this business, which will operate as Insignia BDR.

INTERNET PRIVATE FINANCING

Subsequent to year-end, Insignia completed a $36 million private equity financing in its Internet subsidiary EdificeRex.com, Inc. EdificeRex sold 4,595,349 shares of Series C Preferred Stock, representing approximately 14% equity interest in the company, for $7.81 per share to a group of approximately 20 institutional investors. EdificeRex was launched in February 2000 as a building-specific Internet portal and has since entered into contractual agreements to provide its website portal service to more than 150,000 apartment units in New York City. Following the financing, Insignia owns approximately 51% of EdificeRex, with the remainder owned by management, employees and strategic real estate and operating partners.