Form 10-K/A
period 1999-12-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2000-05-01
CIK 1067462

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                      ------------------------------------

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

                      ------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { }

At April 15, 2000, there were 21,046,545 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

     The Annual Report on Form 10-K for the year ended December 31, 1999, as filed on March 29, 2000 (the "Form 10-K"), of Insignia Financial Group, Inc. ("Insignia" or the "Company"), is hereby amended to include the following items. Capitalized terms that are not defined herein have the same meanings ascribed thereto in the Form 10-K.

                                    Part III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The following provides information about each Director of the Company as of April 15, 2000, including data on the business backgrounds, and the names of public companies and other selected entities for which they also serve as directors. The Certificate of Incorporation of the Company divides the Board of Directors into three classes, with such classes being as nearly equal in number as the total number of directors constituting the entire Board of Directors permits. The terms of office of the respective classes expire in successive years.

DIRECTORS ELECTED TO TERMS EXPIRING 2000

ROBIN L. FARKAS

     Robin L. Farkas, 66, has been a director of Insignia since its inception in May 1998. Mr. Farkas is currently a self-employed private investor. From March 1994 to March 1995, Mr. Farkas was director of the Dormitory Authority of the State of New York and from 1984 until 1993 Mr. Farkas was the Chairman of the Board and Chief Executive Officer of Alexander's Inc., a real estate company. He is also a director of REFAC Technology, a company engaged in the licensing of intellectual property rights and product design and development, a director of Noodle Kiddoodle, Inc., a retailer of children's educational toys, and Chairman and a director of Indian Venture LLC, a venture capital firm investing in India. Mr. Farkas is the father of Andrew L. Farkas.

ROBERT J. DENISON

     Robert J. Denison, 59, has been a director of Insignia since its inception in May 1998. Mr. Denison has been General Partner of First Security Company II, L.P., an investment advisory firm, for more than the past five years.

H. STRAUSS ZELNICK

     H. Strauss Zelnick, 42, has been a director of Insignia since August 1998. Mr. Zelnick has been President and Chief Executive Officer of BMG Entertainment, a division of Bertelsmann AG, since July 1998. Mr. Zelnick was President and Chief Executive Officer of BMG Entertainment North America, a division of BMG Entertainment, from January 1995 to June 1998. Prior to joining BMG Entertainment, Mr. Zelnick was President and Chief Executive Officer of Crystal Dynamics, a supplier of video game software, from 1993 to 1994. Mr. Zelnick is a director of On2.com, a provider of broadband content delivery over the Internet, and of UGO Networks, an Internet-based entertainment company.

DIRECTORS ELECTED TO TERMS EXPIRING 2001

ANDREW L. FARKAS

     Andrew L. Farkas, 39, has been a director and Chairman of Insignia since its inception in May 1998 and Chief Executive Officer of Insignia since August 1998. Mr. Farkas served as Chairman and Chief Executive Officer of Former Parent from January 1991 until October 1998 when Former Parent merged into AIMCO, and as Former Parent's President from May 1995 until October 1998, and a director of Former Parent from its inception in August 1990 until October 1998. He served as Chief Executive Officer of Insignia Properties Trust (a subsidiary of Former Parent) ("IPT") from December 1996 until September 1998 and Chairman of its Board of Trustees from December 1996 until February 1999, when IPT merged into AIMCO.

STEPHEN B. SIEGEL

     Stephen B. Siegel, 55, has been a director of Insignia since its inception in May 1998 and President of Insignia since August 1998. Mr. Siegel also serves as Chairman (since September 1998) and Chief Executive Officer of Insignia/ESG, Inc. ("Insignia/ESG"), a subsidiary of Insignia which was a subsidiary of Former Parent (since July 1996). Mr. Siegel served as President of Edward S. Gordon Company, Incorporated (now Insignia/ESG) from June 1992 until May 1998. Mr. Siegel is a director of Liberty Property Trust, a real estate investment trust, and a director of Tower Realty Trust, Inc., a real estate investment trust.

DIRECTORS ELECTED TO TERMS EXPIRING 2002

ANDREW J.M. HUNTLEY

     Andrew J.M. Huntley, 61, has been a director and member of the Office of the Chairman of Insignia since its inception in May 1998. Mr. Huntley also serves as Chairman of Insignia Richard Ellis ("IRE"), a subsidiary of Insignia. Since May 1993, Mr. Huntley has been the Chairman of Richard Ellis Group Limited ("REGL") (and its predecessor entity), a position he continued to hold following Insignia's acquisition of REGL and the acquisition by REGL of St. Quintin Holdings Limited (forming IRE). Mr. Huntley has an employment agreement with Insignia pursuant to which Insignia has agreed to use its best endeavors to nominate Mr. Huntley as a director of Insignia.

ROBERT G. KOEN

     Robert G. Koen, 53, has been a director of Insignia since its inception in May 1998. Since February 1996, Mr. Koen has been a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, LLP, which represents Insignia or certain of its affiliates from time to time. From January 1991 to February 1996, Mr. Koen was a partner in the law firm of LeBoeuf, Lamb, Greene & MacRae, L.L.P.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Company's outstanding Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of its Common Stock. Based solely upon a review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company with respect to fiscal 1999, the Company is not aware of any person who was a director, executive officer or beneficial owner of more than 10% of its outstanding Common Stock, during (or with respect to) the prior fiscal year, who failed to file with the Securities and Exchange Commission on a timely basis reports required by Section 16 (a) of the Exchange Act of 1934, except that the following persons reported changes in their beneficial ownership of the Company's Common Stock with respect to the following transactions in year-end filings on Form 5 rather than earlier in the year:

     (i) In connection with the distribution of shares of Common Stock of Insignia by Metropolitan Acquisition Partners V, L.P. to its partners in December 1998, Mr. Andrew L. Farkas, on April 28, 1999, transferred such shares to three executive officers of Insignia in satisfaction of a personal obligation of Mr. Farkas created in 1995.

     (ii) James A. Aston, Chief Financial Officer of Insignia, received a liquidating distribution from U.S. Shelter Corporation of shares of the Company's Common Stock on October 20, 1999.

Item 11. Executive Compensation
-------------------------------


EXECUTIVE SUMMARY COMPENSATION TABLE

     The following table sets forth certain information concerning compensation for the fiscal year ended December 31, 1999 (Insignia's second fiscal year ended following the Spin-Off) of the Company's Chief Executive Officer and the four other most highly compensated executive officers (the "Named Executive Officers").

                                             SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                               -----------------------------------
                                                                                          OTHER ANNUAL
             NAME AND PRINCIPAL POSITION                        SALARY       BONUS        COMPENSATION
             ---------------------------                        ------       -----        ------------

  Andrew L. Farkas                                     1999   $ 750,000   $ 1,765,000      $      -- (3)
     Chaiman of the Board of Directors                 1998     750,000     1,500,000        134,308 (5)
     and Chief Executive Officer

  Stephen B. Siegel.....                               1999   1,000,000     1,300,000      1,671,706 (8)(3)
     Director and President; Chairman and              1998   1,000,000     1,800,000      1,572,212 (8)(3)
     Chief Executive Officer of Insignia/ESG, Inc.

  Frank M. Garrison.....                               1999     450,000       200,000             -- (3)
     Office of the Chairman;                           1998     400,000       525,000             -- (3)
     President of Insignia Financial Services, Inc.


  Edward S. Gordon......                               1999   1,000,000     1,275,000        280,752 (10)(3)
     Office of the Chairman                            1998   1,000,000     1,261,067        346,577 (10)(3)

  Ronald Uretta.........                               1999     500,000       200,000             --  (3)
     Chief Operating Officer and Treasurer;            1998     500,000       525,000             --  (3)
     President of Insignia/ESG, Inc. and
     President of Insignia Residential Group, Inc.


                                                              LONG-TERM
                                                            COMPENSATION
                                                       ----------------------
                                                              AWARDS(1)
                                                       ----------------------
                                                         RESTRICTED     SECURITIES
                                                           STOCK        UNDERLYING        ALL OTHER
             NAME AND PRINCIPAL POSITION                  AWARDS ($)    OPTIONS(#)      COMPENSATION(2)
             ---------------------------                 ----------    ----------      ---------------
  Andrew L. Farkas                                                           --         $  277,680 (4)
     Chaiman of the Board of Directors                                   50,000 (6)      5,049,000 (7)
     and Chief Executive Officer

  Stephen B. Siegel.....                                                     --            259,241 (4)
     Director and President; Chairman and                               100,000 (6)             --
     Chief Executive Officer of Insignia/ESG, Inc.

  Frank M. Garrison.....                                                     --            582,586 (4)
     Office of the Chairman;                                             50,000 (6)      1,800,680 (9)
     President of Insignia Financial Services, Inc.


  Edward S. Gordon......                                                     --                 --
     Office of the Chairman                                             250,000 (6)             --

  Ronald Uretta.........                                                     --            509,458 (4)
     Chief Operating Officer and Treasurer;                              50,000 (6)      1,800,680 (9)
     President of of Insignia/ESG, Inc. and
     President of Insignia Residential Group, Inc.

----------------

(1) Grants of options to purchase Common Stock listed herein exclude options to purchase shares of Class A common stock of Former Parent which were assumed by Insignia in connection with the Spin-Off.

(2) Excludes payments made by Former Parent in connection with the Spin-Off to retire options and warrants to purchase shares of Class A common stock of Former Parent at a price equal to the difference between the exercise price per share for such options and warrants and $25.

(3)  Total perquisites did not exceed $50,000.

(4) Includes the aggregate value at the grant date of incentive awards consisting of interests in limited partnerships, limited liability companies, and a private real estate investment trust. Also includes in fiscal 1999, cash payments received by each of the Named Executive Officers in connection with dispositions of, and distributions with respect to, incentive award interests in limited partnerships and certain debt instruments granted prior to fiscal 1999 as follows: (a) Andrew L. Farkas:
     $264,580; (b) Stephen B. Siegel: $243,141; (c) Frank M. Garrison: $529,838;
     and (d) Ronald Uretta: $499,958.

(5) Represents perquisites for fiscal 1998 totaling $134,308, including $84,141 for personal tax return preparation.

(6) Granted on September 21, 1998 in connection with the consummation of the Spin-Off.

(7) Represents a one-time bonus paid upon consummation of the Merger pursuant to the terms of Mr. Farkas' employment agreement with Insignia in effect in 1998.

(8) With respect to fiscal 1999, includes (i) $1,096,256 in commissions and advances on commissions paid pursuant to Mr. Siegel's employment agreement with Insignia (ii) and forgiveness of principal (in the amount of $500,000) and interest (in the amount of approximately $75,450) on loans from Insignia to Mr. Siegel (see "Certain Relations and Related Transactions"). With respect to fiscal 1998, represents (i) commissions and advances on commissions paid pursuant to Mr. Siegel's employment agreement with Insignia and Former Parent and (ii) forgiveness of principal (in the amount of approximately $222,222) and interest (in the amount of approximately $51,500) on a $1,000,000 loan from Insignia to Mr. Siegel pursuant to the terms of Mr. Siegel's employment agreement with Insignia. No attempt has been made to pro rate commissions based on the period before the Spin-Off and the period after the Spin-Off.

(9) Represents (i) a one-time bonus of $1,262,250 paid upon consummation of the Merger pursuant to his employment agreement with Insignia, and (ii) a one-time incentive payment of $538,430 resulting from a profit interest in an asset acquired by Insignia.

(10) Represents commissions and advances on commissions paid pursuant to Mr. Gordon's employment agreement with Insignia.

OPTION GRANTS DURING FISCAL 1999

     Insignia did not grant any options to the Named Executive Officers in fiscal 1999.

OPTION EXERCISES AND VALUES FOR FISCAL 1999

     The following table provides information concerning options exercised in fiscal 1999 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 1999.


                 AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND
                          FISCAL YEAR-END OPTION VALUES


                                                                                                Value of Unexercised
                       Shares Acquired      Value              Number of Securities                 In-The-Money
         Name          On Exercise(#)     Realized ($)        Underlying Unexercised                 Options at
         ----          --------------     ------------     Options at Fiscal Year-End(#)         Fiscal Year-End($)
                                                           -----------------------------     ---------------------------
                                                            Exercisable    Unexercisable     Exercisable   Unexercisable
                                                            -----------    -------------     -----------   -------------
Andrew L. Farkas              --             --               10,000           40,000            --             --

Stephen B. Siegel             --             --              125,710          258,380            --             --

Frank M. Garrison             --             --               10,000           40,000            --             --

Edward S. Gordon              --             --              150,000          100,000            --             --

Ronald Uretta                 --             --               10,000           40,000            --             --


COMPENSATION OF DIRECTORS

     Directors who are also officers of the Company do not receive any fee or remuneration for services as members of the Insignia Board. During fiscal 1999, each of Insignia's directors who is not an employee of Insignia received a fee of $25,000 per year for serving as a director, which fee has been increased to $50,000 per year for fiscal 2000. Each director who is not a full-time employee of Insignia is eligible to participate in the Insignia's 1998 Stock Incentive Plan, which provides for each non-employee director to receive at the time of his initial election an option to purchase 20,000 shares of Common Stock, a portion of which is exercisable the year after the grant, and to receive an additional option each year thereafter to purchase 2,000 shares, in each case, at the then fair market value of the Common Stock. In January 2000, each director who is not an employee of Insignia received from Insignia (i) a warrant to purchase 25,000 shares of Common Stock at the then fair market value of the Common Stock, and (ii) an Equity Grant (as defined below) of a 0.25% interest in Insignia's aggregate equity interests in all New Operating Entities (as defined below) and New Investment Entities (as defined below) (see "Compensation Relating to Insignia's Investment in Internet Initiatives" below for a description of the Equity Grant program).

EMPLOYMENT AGREEMENTS

     Following is a description of employment agreements between Insignia and each the Named Executives Officers.

Andrew L. Farkas

     Andrew L. Farkas is employed by Insignia pursuant to an employment agreement (the "Farkas Employment Agreement") which provides for him to serve as Chairman of the Board of Directors and Chief Executive Officer of Insignia until September 21, 2001 (the "Expiration Date"), or such earlier date as provided therein. The Farkas Employment Agreement is currently under review and in the process of being amended. The Farkas Employment Agreement provides that Mr. Farkas receive an annual salary of $750,000 (the "Base Salary"), subject to such discretionary increases as may be determined by Insignia's Board of Directors (the "Insignia Board") and a bonus to be determined annually by the Insignia Board. Mr. Farkas also is entitled to certain perquisites. Mr. Farkas has agreed that for one year after the termination of the Farkas Employment Agreement, he will not solicit business from any of Insignia's customers or clients with whom he has had "material contact" (as defined in the Farkas Employment Agreement) during the twelve month period preceding the date of cessation of his employment with Insignia, and he will neither solicit employees of Insignia to work for any direct competitor of Insignia nor purchase any limited partner units of partnerships controlled directly or indirectly by Insignia for two years after the termination of the Farkas Employment Agreement.

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

     The Farkas Employment Agreement provides that upon the occurrence of any one of several events or transactions involving Insignia set forth in the Farkas Employment Agreement (each, a "Significant Transaction"), including, but not limited to, any change of control (as defined in the Farkas Employment Agreement) of Insignia, Insignia is required to pay to Mr. Farkas an amount equal to 1.0% of the total equity market capitalization of Insignia on the date the Significant Transaction occurs. Upon the occurrence of a Significant Transaction and/or upon termination without cause, all options, warrants and restricted stock of Insignia granted to Mr. Farkas will vest immediately and be exercisable. The Farkas Employment Agreement also provides that in the event that Insignia enters into a transaction resulting in (i) a majority of the equity interest in Insignia being beneficially owned by a person or persons who is not an affiliate of Insignia, or (ii) the spin-off, sale or other disposition to a third party of one or more of Insignia's subsidiaries, divisions or operating businesses (each, a "Material Asset Disposition"), Insignia will pay to Mr. Farkas a cash bonus equal to 1.0% of the consideration received by Insignia and its stockholders as a result of such Material Asset Disposition. The Merger fell within the definition of a Material Asset Disposition and, therefore, Insignia paid Mr. Farkas $5,049,000 after the consummation of the Merger.

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

     In addition, upon the consummation of a transaction resulting in a change in the ownership of a majority of the issued and outstanding shares of Common Stock and a change in the majority of the Insignia Board, Mr. Siegel is entitled to receive a payment in the amount of 0.5% of the consideration received by Insignia and its stockholders in such transaction (excluding the assumption of liabilities), which payment is required to be made upon the earlier of the termination of Mr. Siegel's employment with Insignia, other than for cause or voluntary termination, or the expiration of the term of the Siegel Employment Agreement.

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

     In September 1999, Insignia made a loan to Mr. Siegel in the amount of $500,000. The terms of the loan are described below (see "Certain Relations and Related Transactions").

     The Siegel Employment Agreement provides that Mr. Siegel will not compete with either Insignia or Insignia/ESG for two years after the termination of the Siegel Employment Agreement. Upon Mr. Siegel's death, Insignia or Insignia/ESG is required to pay Mr. Siegel's estate $1,000,000 per annum during the remaining term of the Siegel Employment Agreement, not to exceed one year. If Mr. Siegel is terminated for cause (as defined in the Siegel Employment Agreement), Insignia and Insignia/ESG are required to pay Mr. Siegel his base salary, as in effect, up to and including the date on which the termination occurred. If Mr. Siegel is terminated without cause, Mr. Siegel may elect to either observe the non-compete agreement and receive the compensation provided for in the Siegel Employment Agreement until December 31, 2002 or accept other employment that violates the non-compete provision and receive $1,000,000 per year until December 31, 2002, less the aggregate compensation payable to him for such new employment.

     Pursuant to the Siegel Employment Agreement, on September 21, 1998 Mr. Siegel received a grant of options to purchase 100,000 shares of Common Stock. In addition, Insignia has made a loan to Mr. Siegel in the amount of $999,999 to purchase shares of Common Stock which loan is secured by such shares purchased (see "Certain Relationships and Related Transactions").

Frank M. Garrison and Ronald Uretta

     Messrs. Frank M. Garrison and Ronald Uretta are employed by Insignia pursuant to employment agreements with Insignia, effective as of September 21, 1998 (the "Executive Employment Agreements"), as amended, which provide for Mr. Garrison to serve as Executive Managing Director (Mergers & Acquisitions and Investment Banking) of Insignia and for Mr. Uretta to serve as Chief Operating Officer of Insignia until September 22, 2002 (the "Expiration Time") or such earlier date as provided therein. Mr. Garrison's current title is member of the Office of the Chairman of Insignia and President of Insignia Financial Services, Inc. Messrs. Uretta and Garrison each receives a base salary of $500,000 per year, in each case subject to such discretionary increases as may be determined by the Insignia Board, and a performance bonus determined by the Compensation Committee. Messrs. Garrison and Uretta also are entitled to certain perquisites. Messrs. Garrison and Uretta each has agreed that for one year after the termination of his Executive Employment Agreement, he will not solicit business from any of Insignia's customers or clients with whom he has had "material contact" (as defined in the Executive Employment Agreements) during the twelve month period preceding the date of cessation of his employment with Insignia, and he will neither solicit employees of Insignia to work for any direct competitor of Insignia nor purchase any limited partner units of partnerships controlled directly or indirectly by Insignia for two years after the termination of his Executive Employment Agreement.

     Each of the Executive Employment Agreements provides that it will be terminated in the event that either of Messrs. Garrison or Uretta, as applicable, is disabled during his employment with Insignia, whereupon Insignia is required to pay his salary through the Expiration Time and to pay all bonuses to be paid upon the occurrence of a Significant Transaction or a Material Asset Disposition (as described below) if the event giving rise to such payment occurs, or a definitive agreement regarding such event is executed, before or within 180 days after such termination. If either of Messrs. Garrison or Uretta, as applicable, dies during the term of his Executive Employment Agreement, Insignia is required to pay to his estate his salary through the Expiration Time, and to pay all bonuses to be paid upon the occurrence of a Significant Transaction or a Material Asset Disposition if the event giving rise to such payment occurs, or a definitive agreement regarding such event is executed, before or within 180 days after his death. If either of Messrs. Garrison or Uretta, as applicable, is terminated without cause, Insignia is required to pay his salary and all bonuses to be paid upon the occurrence of a Significant Transaction or a Material Asset Disposition through the Expiration Time. Upon termination without cause, or due to Messrs. Garrison's or Uretta's death or disability, all options and warrants granted to Messrs. Garrison or Uretta, as applicable, will immediately vest and be exercisable.

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

     To the extent Messrs. Garrison or Uretta would be subject to the excise tax under Section 4999 of the Code on amounts or benefits to be received from Insignia required to be included in the calculation of parachute payments for purposes of Sections 280G and 4999 of the Code, the amounts of any such payments will be automatically reduced to an amount one dollar less than an amount that would subject Messrs. Garrison or Uretta, as applicable, to the excise tax under
Section 4999 of the Code, provided that the automatic reduction would apply only if the reduced payments received by Messrs. Garrison or Uretta (after taking into account further reductions for applicable taxes) would be greater than the unreduced payments to be received by Messrs. Garrison or Uretta, after applicable taxes.

Edward S. Gordon

     Edward S. Gordon is employed by Insignia pursuant to an employment agreement between Insignia, Insignia/ESG and Edward S. Gordon, as amended, which expires on June 30, 2001, subject to earlier termination or extension as provided for in the agreement. Mr. Gordon (i) receives an annual base salary of $1,000,000 per annum, (ii) received a one-time grant of options to purchase up to 250,000 shares of Common Stock at $27.125 per share that vest in five equal installments commencing on January 1, 1997, which options were assumed by Insignia at the Spin-Off at $12.625 per share; and (iii) receives the payment of commissions at certain rates and for certain identified transactions, each as set forth in the agreement. The agreement also provides for an annual bonus payment for each year or part thereof which is subject to a bonus plan (the "Gordon Bonus Plan"). The Gordon Bonus Plan provides for an annual bonus for each year (or part thereof) during the term of the employment agreement in an amount equal to 0.75% of the gross revenues of Insignia/ESG's tri-state region (meaning, New York, New Jersey and Connecticut) for such year (or part thereof), if Insignia/ESG's EBITDA for the tri-state region, after adjustment for any bonus payable under the Gordon Bonus Plan with respect to such year (or part thereof), is not less than the Target Amount (as defined below) for such year (or pro rata portion for partial years); provided, however, that in the event Insignia/ ESG's EBITDA for the tri-state region as so calculated is less than the Target Amount (or pro rata portion for partial years), the amount of such bonus shall be reduced by the amount of such deficiency. With respect to any year "Target Amount" is defined as Insignia/ESG's budgeted EBITDA for the tri-state region for such year as determined by the Compensation Committee prior to the commencement of such year, provided, however, that budgeted EBITDA for the tri-state region for any year shall not be more than 110% of the budgeted EBITDA for the tri-state region for the immediately preceding year, and provided further, that the Target Amount may be increased or decreased from time to time if the Compensation Committee reasonably determined that anticipated increases or decreases in Insignia/ESG's EBITDA for the tri-state region must be reflected as a result of any acquisitions or dispositions, respectively, by Insignia/ESG.

     Mr. Gordon has agreed not to compete with either Insignia or Insignia/ESG for five years after the termination of the agreement. As compensation therefore, Mr. Gordon received a $1,000,000 advance payment on July 1, 1996 to be allocated over five years.

     If Mr. Gordon is terminated for cause (as defined in the agreement), Insignia/ESG shall pay Mr. Gordon his base salary, as in effect, up to and including the date on which the termination occurred. Upon termination without cause, Insignia/ESG shall pay Mr. Gordon $1,200,000 per year until June 30, 2001. Upon termination due to death, Insignia/ESG shall pay Mr. Gordon's estate $1,200,000 per annum during the remaining term of the agreement, not to exceed two years.

COMPENSATION RELATING TO INSIGNIA'S EQUITY INVESTMENTS IN REAL ESTATE

     Insignia operates an equity investment program which identifies investment opportunities for select clients and invests along side those clients in the ownership of qualifying properties and related real estate assets. Certain employees of Insignia, including certain executives, receive incentive awards consisting of equity interests in limited partnerships, limited liability companies or a private real estate investment trust which own or invest in real property, debt secured by real estate or other real estate-related assets and in which Insignia has invested ("Membership Interests"). Such Membership Interests are subject to performance and vesting provisions established by Insignia and, once vested, entitle the holder to receive a portion of the proceeds remaining after Insignia has received a return of its invested capital and a preferred return thereon, if any, paid or distributed upon liquidation of the entities. During fiscal 1999 each of the Named Executive Officers were granted Membership Interests in connection with the equity investment program (the aggregate value of such Membership Interests is included in the Summary Compensation Table). In addition, in fiscal 1999 the Named Executive Officers received payments resulting from dispositions of, and distributions made with respect to, Membership Interests, which payments are disclosed in the notes to the Executive Summary Compensation Table.

COMPENSATION RELATING TO INSIGNIA'S EQUITY INVESTMENTS IN INTERNET INITIATIVES

     The Insignia Board has authorized Mr. Farkas to make restricted grants ("Equity Grants"), at any time and from time to time, to one or more members of management or other key employees of the Company or its subsidiaries, including himself, of portions of Insignia's equity interests in new entities established to invest in or operate companies or business ventures relating to the Internet and other businesses outside of the scope of the Company's traditional lines of business. An Equity Grant will constitute a grant of a portion of the Company's equity interest in either a New Investment Entity or a New Operating Entity. A "New Investment Entity" is a special purpose entity initially capitalized by Insignia or one or more of its subsidiaries on or after January 1, 2000 for the primary purpose of (i) making and/or holding a minority, non-controlling investment by the Company in securities of one or more companies or business ventures not directly or indirectly controlled by the Company, or (ii) serving as a managing general partner (or in a similar capacity) of an entity that raises third-party capital to be invested in securities of businesses not directly or indirectly controlled by the Company. A "New Operating Entity" is any operating entity initially capitalized by the Company or one or more of its subsidiaries on or after January 1, 2000 for the primary purpose of engaging in a line of business which is outside the scope of the traditional lines of business engaged in by the Company and its subsidiaries prior to June 1999, which non-traditional businesses include all Internet-oriented lines of business.

     Mr. Farkas is authorized to make Equity Grants to members of management and key employees of up to 25% in the aggregate of Insignia's equity interests in each New Investment Entity and up to 30% in the aggregate of Insignia's equity interest in each New Operating Entity, provided that (i) the terms of each such Equity Grant are set forth in a written document signed by the Company and the recipient of such Equity Grant, and (ii) with respect to any such award granted to Mr. Farkas or which relates to 3.0% or more of Insignia's equity interest in such New Investment Entity, the terms of the award must comply with vesting rules (the "Vesting Rules") specified by the Insignia Board. The Vesting Rules provide that (a) awards will not vest more rapidly than 1/48 per month, subject to acceleration and forfeiture provisions, (b) an award of equity in a New Operating Entity will vest upon the occurrence of a change of control of such entity or a qualified initial public offering, and (c) upon termination of all employment with the Company and its subsidiaries, the entire portion of an award which has not vested will be forfeited back to the Company, except that in the case of termination without cause, the unvested portion of the award will immediately be vested. No payment will be made to the holder of an Equity Grant unless and until, (i) if the award relates to a New Investment Entity, the Company has received a return of its invested capital and a preferred return thereon, and (ii) if the award relates to a New Operating Entity, subject to certain conditions, one of several specified liquidity events has occurred and the Company has received a return of its invested capital and a preferred return thereon. In the event that the recipient of any Equity Grant forfeits all or a portion of such award, then the equity interests underlying such Equity Grant may be re-granted by Mr. Farkas pursuant to a new Equity Grant to any other then-eligible person.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of April 15, 2000, certain information with respect to shares of Common Stock beneficially owned by each of Insignia's directors, by Insignia's Chief Executive Officer and each of the four other most highly compensated executive officers (the "Named Executive Officers"), by all of its directors and executive officers as a group and by persons who are known to the Company to be the beneficial owners of more than five percent of the issued and outstanding shares of Common Stock. Such persons have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the footnotes to the table.


NAME OF                                               NUMBER OF SHARES                  PERCENT OF
BENEFICIAL OWNER                                     BENEFICIALLY OWNED                    CLASS
----------------                                     ------------------                    -----
Andrew L. Farkas                                        1,397,480 (1)                       6.6%
Insignia Financial Group, Inc.
200 Park Avenue
New York, NY  10166

Apollo Real Estate Investment Fund, L.P.                2,596,434 (2)                      11.8%
and Apollo Real Estate Advisors, L.P.
2 Manhattanville Road
Purchase, NY  10577

Capital Group International, Inc. and                   2,403,130 (3)                      11.4%
Capital Guardian Trust Company
11100 Santa Monica Boulevard
Los Angeles, CA  90025

J. & W. Seligman & Co. Incorporated and                 1,327,889 (4)                       6.3%
William C. Morris
100 Park Avenue
New York, NY  10017

Gotham Partners, L.P.                                   1,361,535 (5)                       6.5%
110 East 42nd Street
New York, NY  10017

Dimensional Fund Advisors, Inc.                         1,548,731 (6)                       7.4%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Stephen Feinberg                                        1,785,714 (7)                       8.5%
450 Park Avenue, 28th Floor
New York, New York  10022

Eminence Capital, LLC                                   1,175,000 (8)                       5.5%
200 Park Avenue, Suite 3300
New York, New York  10166

Robert J. Denison                                         114,300 (9)                         *

Robin L. Farkas                                           187,869 (10)                        *

Frank M. Garrison                                          76,899 (11)                        *

Edward S. Gordon                                          230,252 (12)                        *



NAME OF                                               NUMBER OF SHARES                  PERCENT OF
BENEFICIAL OWNER                                     BENEFICIALLY OWNED                    CLASS
----------------                                     ------------------                    -----

Andrew J.M. Huntley                                        63,272 (13)                        *

Robert G. Koen                                             12,570 (14)                        *

Stephen B. Siegel                                         243,328 (15)                        *

Ronald Uretta                                             103,435 (16)                        *

H. Strauss Zelnick                                         23,570 (17)                        *

All directors and executive officers as a               2,646,992 (1)(8)(10)(18)           12.4%
group (13 individuals)


--------------------

(*)  Denotes less than 1%.

(1) Includes shares owned by (i) Metro Shelter Directives, Inc., (ii) Metropolitan Asset Group, Ltd., and (iii) F III, Inc. Also includes 148,890 shares subject to options and warrants that are or will become exercisable within 60 days.

(2) Apollo Real Estate Advisors, L.P. is the managing general partner of Apollo Real Estate Investment Fund, L.P. (collectively, "Apollo"). Includes 928,611 shares that are subject to warrants. The foregoing is based upon a
     Schedule 13G filed by Apollo with the Securities and Exchange Commission (the "Commission") dated June 25, 1999.

(3) Capital Group International, Inc. ("Capital") is the parent holding company of a group of investment management companies. Capital does not have investment power or voting power over any of the securities reported herein. Capital Guardian Trust Company ("Capital Guardian"), a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934 and a wholly owned subsidiary of Capital, is the beneficial owner of the reported shares as a result of serving as the investment manager of various institutional accounts. The shares reported include 48,000 shares resulting from the assumed conversion of warrants to purchase Common Stock. The foregoing is based upon a Schedule 13G filed by Capital and Capital Guardian with the Commission dated February 10, 2000.

(4) J. & W. Seligman & Co. Incorporated ("JWS") is the beneficial owner of the reported shares as a result of serving as an investment adviser. William C. Morris, as the owner of a majority of the outstanding voting securities of JWS, also may be deemed to beneficially own the reported shares. The foregoing is based upon a Schedule 13G/A filed by JWS and Mr. Morris with the Commission dated February 10, 2000.

(5) The number of shares of Common Stock reported to be beneficially owned by Gotham Partners, L.P. is based upon a Schedule 13G/A filed by Gotham Partners, L.P. with the Commission dated February 15, 2000.

(6) Dimensional Fund Advisors, Inc. ("Dimensional") serves as an investment advisor to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other comingled trusts and separate accounts (the "Funds"). In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Company that are owned by the Funds. The foregoing is based upon a Schedule 13G filed by Dimensional with the Commission dated February 4, 2000.

(7) Mr. Feinberg possesses sole voting and investment authority over 250,000 shares of convertible preferred stock (the "Preferred Stock") of the Company the record holder of which is Madeleine L.L.C. The Preferred Stock is convertible at any time into a total of 1,785,714 shares of Common Stock. The foregoing is based upon a Schedule 13D filed by Mr. Feinberg with the Commission dated February 18, 2000.

(8) The number of shares of Common Stock reported to be beneficially owned by Eminence Capital Group, LLC is based upon a Schedule 13G filed with the Commission on March 29, 2000.

(9) Includes (i) 29,566 shares held by First Security Associates L.P., a limited partnership of which Mr. Denison is the sole general partner, (ii) 56,032 shares held by First Security Company II, L.P., a limited partnership of which Mr. Denison is the sole general partner, (iii) 266 shares held by First Security Management, Inc. ("FMS"), a corporation of which Mr. Denison is the president and sole shareholder, and (iv) 15,866 shares held by First Security International Ltd., an investment fund for which FMS serves as investment advisor. Includes 12,570 shares subject to options and warrants that are or will become exercisable within 60 days.

(10) Includes 6,666 shares owned by Mr. Farkas' wife, with respect to which Mr. Farkas disclaims beneficial ownership, and 12,570 shares subject to options and warrants that are or will become exercisable within 60 days.

(11) Includes 43,360 shares subject to options and warrants that are or will become exercisable within 60 days.

(12) Includes 200,000 shares subject to options that are or will become exercisable within 60 days.

(13) Includes (a) 15,669 shares subject to options which are or will become exercisable within 60 days, (b) 14,007 shares owned by Mr. Huntley's family, with respect to which Mr. Huntley disclaims beneficial ownership, and (c) 2,500 shares owned by Ashfern Development, a private company the stockholders of which are Mr. Huntley and members of his immediate family.

(14) Represents shares subject to options and warrants that are or will become exercisable within 60 days.

(15) Includes (a) 163,439 shares subject to options that are or will become exercisable within 60 days, and (b) 50 shares owned by Mr. Siegel's child, with respect to which Mr. Siegel disclaims beneficial ownership.

(16) Includes (a) 43,360 shares subject to options and warrants which are or will become exercisable within 60 days, and (b) 133 shares owned by Mr. Uretta's spouse and 538 shares owned by Mr. Uretta's children, which respect to which Mr. Uretta disclaims beneficial ownership.

(17) Includes 12,570 shares subject to options and warrants that are or will become exercisable within 60 days.

(18) Includes 268,012 shares subject to options and warrants that are or will become exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

DIRECTOR AFFILIATIONS

     Mr. Koen, who is a director of Insignia, is a partner in the law firm Akin, Gump, Strauss, Hauer & Feld LLP, which represents Insignia or certain of its affiliates from time to time.

EMPLOYEE LOANS

     Former Parent made a loan to Mr. Siegel in the amount of $1,000,000 pursuant to the terms of the Siegel Employment Agreement. The loan was assumed by Insignia when Insignia assumed the Siegel Employment Agreement in connection with the Spin-Off. The principal amount of the loan and interest thereon is being forgiven ratably over a five-year period which began on July 1, 1998. The interest rate on Mr. Siegel's loan is the same as the interest rate applicable to funds borrowed by Insignia on its revolving credit facility, which rate was approximately 6.5% at December 1999. As of March 31, 2000, $361,111 principal amount of such loan remained outstanding. In November 1998, Insignia made a separate loan, pursuant to the Insignia Financial Group, Inc. 1998 Supplemental Stock Purchase and Loan Program (the "Supplemental Stock Purchase and Loan Program"), of $999,999 to Mr. Siegel to purchase shares of Common Stock, which loan is secured by such shares. Mr. Siegel has agreed to repay the principal amount of the loan and interest thereon (at a rate of 7.5% per annum) in 40 equal quarterly installments commencing on March 31, 1999 and ending on December 31, 2008. As of March 31, 2000, $911,703 principal amount of such loan remained outstanding.

     On January 1, 1999, Insignia/ESG made a loan in the amount of $500,000 to Mr. Siegel. The interest rate on Mr. Siegel's loan is the same as the interest rate applicable to funds borrowed by Insignia on its revolving credit facility, which rate was approximately 6.5% at December 1999. At March 31, 2000, $291,666 of the principal amount of such loan remained outstanding. The loan will become due upon the earlier of (i) Mr. Siegel's voluntary termination of his employment with Insignia/ESG, (ii) the termination of Mr. Siegel's employment with Insignia/ESG for cause or (iii) April 1, 2002. Insignia/ESG will forgive $166,667 of the principal amount of the loan on an annual basis to the extent that Insignia/ESG meets or exceeds its annual budgeted Net EBITDA, as established by Insignia/ESG and the Insignia Board, after reduction for all bonus compensation and certain other items. In the event that the applicable $166,667 is not forgiven in a particular year because Insignia's actual Net EBITDA is less than budgeted Net EBITDA (a "Shortfall"), and in a subsequent year Insignia/ESG exceeds its budgeted Net EDITDA (a "Surplus"), then the unforgiven amount from the prior year shall be forgiven if the Surplus exceeds the prior year's Shortfall. Any outstanding principal balance and accrued interest on the loan will be forgiven upon the death or disability of Mr. Siegel.

     Pursuant to the Supplemental Stock Purchase and Loan Program, Insignia made a loan in the amount of $100,000 to Andrew J.M. Huntley, a director and a member of the Office of the Chairman of Insignia, to purchase shares of Common Stock, which loan is secured by such shares. Mr. Huntley has agreed to repay the principal amount of the loan and interest thereon (at a rate of 7.5% per annum) in 40 equal quarterly installments commencing on March 31, 1999 and ending on December 31, 2008. As of March 31, 2000, $91,162 of the principal amount of such loan remained outstanding.

     Pursuant to the Supplemental Stock Purchase and Loan Program, Insignia made a loan in the amount of $193,125 to Jeffrey P. Cohen, Executive Vice President of Insignia, to purchase shares of Common Stock, which loan is secured by such shares. Mr. Cohen has agreed to repay the principal amount of the loan and interest thereon (at a rate of 7.5% per annum) in 40 equal quarterly installments commencing on March 31, 1999 and ending on December 31, 2008. As of March 31, 2000, $176,072.27 of the principal amount of such loan remained outstanding.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)(3) Exhibits:

            2.1 Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and Management Company, AIMCO Properties, L.P., Former Parent and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (the "Form S-4") filed by Apartment Investment and Management Company on August 4, 1998)

            2.2 Form of Agreement and Plan of Distribution, dated as of September 16, 1998, by and between Former Parent and Insignia Financial Group, Inc. (incorporated herein by referenced to Appendix A to the Information Statement included in the Registration Statement on Form 10 filed by Insignia Financial Group, Inc. on August 4, 1998 (the "Form 10"))

            3.1(a) Certificate of Incorporation of Insignia Financial Group, Inc. (incorporated herein by referenced to Exhibit 3.1 of the Form 10)

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

            3.1(c) Certificate of Designation of Insignia Financial Group, Inc. classifying 250,000 of the authorized shares of Preferred Stock of the Company as "Convertible Preferred Stock" (incorporated herein by reference to Exhibit 3.1(c) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            3.2 By-laws of Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 3.2 of the Form 10)

            4.1(a) Registration Rights Agreement, dated as of September 7, 1999, by and among Gotham Partners, L.P., Gotham Partners III, L.P. and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 4.1(a) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            4.1(b) Registration Rights Agreement, dated as of February 9, 2000, by and among Insignia Financial Group, Inc. and the initial stockholders specified therein (incorporated herein by reference to Exhibit 4.1(b) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            10.1(a) Asset and Stock Purchase Agreement, dated as of June 17, 1996, among Former Parent, Insignia Buyer Corporation, Edward S. Gordon Company Incorporated, Edward S. Gordon Company of New Jersey, Inc. and Edward S. Gordon (incorporated herein by reference to Exhibit 10.15 of the Report on Form 10-K of Former Parent filed on March 24,
                      1998)

            10.1(b) Stock Purchase Agreement, dated March 19, 1997, by and among Insignia Commercial Group, Inc., Former Parent, Kirkland B. Armour, Scott J. Brandwein, Harvey B. Camins, James L. Deiter, Lyan Homewood Fender, Ronald T. Frain, Jay Hinshaw, Thomas E. Moxley, Robert B. Rosen, James H. Swartchild, Jr., David Tropp, Gregg F. Witt, Frain, Camins & Swartchild Incorporated, FC&S Management Company and Construction Interiors, Incorporated (incorporated herein by reference to Exhibit 10.22 to the Report on Form 10-K of Former Parent filed on March 24, 1998)

            10.1(c) Stock Purchase Agreement, dated as of September 18, 1997, by and among Former Parent, Insignia RO, Inc., Joseph T. Aveni, Vincent T. Aveni, James C. Miller, Richard A. Golbach, Joseph T. Aveni as Trustee of the Joseph T. Aveni Declaration of Trust dated April 25, 1988, as amended on August 10, 1995, Vincent T. Aveni as Trustee of the Vincent T. Aveni Declaration of Trust dated February 11, 1988, as restated on September 14, 1995, Joseph T. Aveni as Trustee of the Vincent T. Aveni Declaration Trust, dated July 13, 1994, and Vincent T. Aveni as Trustee of the Joseph T. Aveni Declaration Trust, dated July 13, 1994 (incorporated herein by reference to Exhibit 10.27 to Report on Form 10-K of Former Parent filed on March 24,
                      1998)

            10.1(d) Deed of Warranty & Indemnity, dated February 25, 1998, by and among Former Parent and each of the Shareholders of Richard Ellis Group Limited (incorporated herein by referenced to Exhibit 10.4 of the Form 10)

            10.1(e) Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.2 to the Form S-4)

            10.1(f) Deed of Assumption and Variation, dated September 30, 1998, by and among Former Parent, Certain Covenantors and Insignia/ESG, Inc. (incorporated herein by reference to Exhibit 10.1(f) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

            10.1(g) Deed of Variation, dated as of March 5, 1999, between Insignia Financial Group, Inc. and Alan Charles Froggatt, as agent and attorney for the Covenantors (incorporated herein by reference to Exhibit 10.1(g) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31,
                      1999)

            10.1(h) Agreement for the Sale and Purchase of Shares in the Capital of St. Quintin Holdings Limited, dated March 5, 1999, by and among the Vendors listed therein and Insignia Financial Group, Inc. (incorporated herein by reference to the Report on Form 8-K of Insignia Financial Group, Inc. filed on March 18, 1998)

            10.1(i) Purchase Agreement, dated May 27, 1999, among Douglas Elliman, Douglas Elliman, Inc. and Douglas Elliman Insurance Brokerage Corp. as seller and DE Acquisition, LLC as buyer (incorporated herein by reference to the Report on Form 8-K of Insignia Financial Group, Inc. filed on July 8, 1999)

            10.2(a) Second Amended and Restated Employment Agreement, dated as of July 31, 1998, by and between Insignia Financial Group, Inc., Insignia/ESG, Inc. and Stephen B. Siegel (incorporated herein by reference to Exhibit 10.6 of the Form 10)

            10.2(b) Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Ronald Uretta (incorporated herein by reference to Exhibit 10.7 of the Form 10)

            10.2(c) Employment Agreement, dated as of June 17, 1996, by and among Former Parent, Insignia Buyer Corporation and Edward
                      S. Gordon (incorporated herein by reference to Exhibit
                      10.2 to the Report on Form 8-K of Former Parent dated July 12, 1996)

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

            10.2(h) Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and James A. Aston (incorporated herein by reference to Exhibit 10.13 of the Form 10)

            10.2(i) Amended and Restated Employment Agreement, dated as of December 23, 1998, by and between Insignia Financial Group, Inc. and Adam B. Gilbert (incorporated herein by reference to Exhibit 10.2(i) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

            10.2(j) Executive Service Agreement, dated February 4, 1998, by and between Richard Ellis Group Limited and Andrew John Mack Huntley (incorporated herein by reference to Exhibit 10.2(j) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

            10.2(k) Supplemental Service Agreement, dated February 24, 1998, by and between Insignia Financial Group, Inc. and Andrew John Mack Huntley (incorporated herein by reference to Exhibit 10.2(k) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

            10.2(l) Assignment, Assumption, Consent and Release Agreement, dated July 1, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Andrew John Mack Huntley (incorporated herein by reference to Exhibit 10.2(l) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

            10.2(m) Amendment to Employment Agreement, dated July 1, 1999, by and among Insignia/ESG, Inc. and Edward S. Gordon

            10.2(n) Form of Transferee Agreement, dated as of September 24, 1999, by and between Insignia Financial Services, Inc., as a Member of Insignia Opportunity Directives, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2 (n) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.2(o) Form of Transferee Agreement, dated as of November 17, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-SLI Holdings, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2 (o) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            10.2(p) Form of Transferee Agreement, dated as of November 24, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-OSA Holdings, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2 (p) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            10.2(q) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-MCI Holdings, LLC, and the individuals listed on the schedule annexed thereto (incorporated herein by reference to Exhibit 10.2 (q) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            10.2(r) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-LNI Holdings, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2 (r) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            10.2(s) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-PFI Holdings, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2 (s) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            10.2(t) Form of Transferee Agreement, dated as of January 21, 2000, by and between Insignia Financial Group, Inc., as a Member of ERX Advisors, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2 (t) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.2(u) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-CCI Holdings, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2 (u) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            10.2(v) Form of Warrant Agreement, dated as of January 14, 2000, between Insignia Financial Group, Inc. and each of the executive officers listed on the schedule annexed thereto (incorporated herein by reference to Exhibit 10.2 (v) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.2(w) Form of Warrant Agreement, dated as of January 14, 2000, between Insignia Financial Group, Inc. and each of the non-employee directors listed on the schedule annexed thereto (incorporated herein by reference to Exhibit 10.2
                      (w) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.2(x) Form of Assignment of Limited Liability Company Interest, dated as of January 12, 2000, by and between [entity name] ("Assignor") and certain individuals (see attached exhibit thereto) (Assignees") (incorporated herein by reference to
                      Exhibit 10.2 (x) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.2(y) Form of Assignment of Member or Limited Partner Interests by and among Insignia Financial Group, Inc., Insignia/ESG, Inc. ("Assignors") and certain individuals (see attached schedule thereto) (Assignees") (incorporated herein by reference to Exhibit 10.2 (y) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.2(z) Form of Assignment of Member or Limited Partner Interests by and among Insignia Financial Group, Inc., Insignia/ESG, Inc. ("Assignors") and the individual identified therein (Assignee") (incorporated herein by reference to Exhibit
                      10.2 (z) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.2(aa) Form of Agreement for potential incentive compensation in connection with development activities, by and between Insignia/ESG, Inc. ("Assignor") and certain individuals (see attached schedule thereto) (Assignees") (incorporated herein by reference to Exhibit 10.2 (aa) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            10.3(a) Insignia Financial Group, Inc. 1998 Stock Incentive Plan (incorporated herein by referenced to Exhibit 10.14 of the Form 10)

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

            10.5(a) Credit Agreement, dated as of October 22, 1998, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated herein by reference to Exhibit 10.5 to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

            10.5(b) Amendment No. 1 to Credit Agreement, dated as of March 19, 1999, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated herein by reference to Exhibit 10.5 (b) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            10.5(c) Amendment No. 2 to Credit Agreement, dated as of July 21, 1999, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated herein by reference to Exhibit 10.5 (c) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                      2000)

            10.6(a) Warrant Agreement, dated as of September 15, 1998, between Insignia/ESG Holdings, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.1 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

            10.6(b) Amendment No. 1 to Warrant Agreement, dated as of August 30, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 10.6 (b) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.6(c) Amendment No. 2 to Warrant Agreement, dated as of September 15, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 10.6 (c) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.6(d) Warrant Agreement, dated as of September 15, 1998, between Insignia/ESG Holdings, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.2 of Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

            10.6(e) Amendment No. 1 to Warrant Agreement, dated as of September 15, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 10.6 (e) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.6(f) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.3 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

            10.6(g) Amendment No. 1 to Warrant Agreement, dated as of September 14, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 10.6 (g) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.6(h) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit 4.4 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

            10.6(i) Amendment No. 1 to Warrant Agreement, dated as of December 18, 1998, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit
                      10.6 (i) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.6(j) Amendment No. 2 to Warrant Agreement, dated as of August 30, 1999, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit
                      10.6 (j) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.6(k) Amendment No. 3 to Warrant Agreement, dated as of September 15, 1999, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit 10.6 (k) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.6(l) Warrant Agreement, dated as of September 30, 1998, between Insignia Financial Group, Inc. and First Union National Bank of Delaware (incorporated herein by reference to Exhibit 4.6 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

            10.7 Stock Subscription Agreement, dated as of February 9, 2000, among Insignia Financial Group, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 10.7 to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.8(a) Amended and Restated Series C Preferred Stock Purchase Agreement, dated March 15, 2000, by and among EdificeRex.com, Inc. and the investors identified therein (incorporated herein by reference to Exhibit 10.8 (a) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.8(b) Stockholders Agreement, dated as of March 15, 2000, by and among EdificeRex.com, Inc., Insignia Financial Group, Inc., the persons listed therein and any transferee who subsequently becomes a party to the Agreement in accordance with the terms thereof (incorporated herein by reference to Exhibit 10.8 (b) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            10.8(c) Registration Rights Agreement, dated as of March 15, 2000, between EdificeRex.com, Inc. and the investors listed therein (incorporated herein by reference to Exhibit 10.8
                      (c) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

            21.1 Subsidiaries of Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 21.1 to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             INSIGNIA FINANCIAL GROUP, INC.

Date: April 28, 2000                         /s/ Adam B. Gilbert
                                             -------------------
                                             Adam B. Gilbert
                                             Executive Vice President