Form 10-Q
period 2000-03-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2000-05-15
CIK 1067462

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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
                                      ---   ---

At May 1, 2000, the Registrant had 21,053,489 shares of Common Stock outstanding.

================================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                    ----------
                                      INDEX
                                    ----------


PART I -- FINANCIAL INFORMATION                                                                                  Page
                                                                                                                 ----
      Item 1.  Financial Statements

           Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 2000 and 1999 ...................................................      2

           Condensed Consolidated Balance Sheets
               at March 31, 2000 and December 31, 1999......................................................      3

           Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2000 and 1999...........................................      4

           Notes to Condensed Consolidated Financial Statements.............................................      5

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............................................     14

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk......................................      23

PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings............................................................................     24

      Item 6.  Exhibits and Reports on Form 8-K.............................................................     24

SIGNATURES..................................................................................................     25

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INSIGNIA FINANCIAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                                 --------
                                                          2000               1999
                                                          ----               ----
REVENUES
   Real estate services                                $174,308           $114,264
   Property operations                                      788                387
   Internet-based businesses                                  4                 --
   Interest                                               1,356              1,127
   Foreign currency transaction gains                       601                 --
                                                       --------           --------
     Total revenues                                     177,057            115,778
                                                       --------           --------

COSTS AND EXPENSES
   Real estate services                                 161,392            110,496
   Property operations                                      249                114
   Administrative                                         2,811              1,884
   Interest                                               2,719                883
   Property interest                                        396                116
   Depreciation                                           2,502              1,107
   Property depreciation                                    120                 66
   Amortization of intangibles                            6,422              5,251
   Internet-based businesses                              6,004                 --
   Merger related expenses                                   --              5,533
                                                       --------           --------
     Total expenses                                     182,615            125,450
                                                       --------           --------
                                                         (5,558)            (9,672)

Equity earnings in real estate ventures                   1,730              1,562
                                                       --------           --------

LOSS BEFORE INCOME TAXES                                 (3,828)            (8,110)

Provision (benefit) for income taxes                        484             (3,004)
                                                       --------           --------

NET LOSS                                               $ (4,312)          $ (5,106)
                                                       =========          =========

Per share amounts - basic                              $   (.21)          $   (.24)
                                                       =========          =========
Per share amounts - assuming dilution                  $   (.21)          $   (.24)
                                                       =========          =========

Weighted average common shares and
   assumed conversions                                   20,806             21,542
                                                       =========          =========

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       March 31,      December 31,
                                                                                         2000             1999
                                                                                         ----             ----
                                                                                     (Unaudited)         (Note)
ASSETS
  Cash and cash equivalents                                                           $  70,957        $  61,600
  Receivables                                                                           197,656          198,364
  Mortgage loans held for sale                                                           12,798            8,290
  Restricted cash                                                                        11,065           13,685
  Property and equipment                                                                 67,871           60,842
  Real estate interests                                                                  74,737           74,007
  Investments                                                                            17,109           12,386
  Property management contracts                                                          28,622           30,802
  Costs in excess of net assets of acquired businesses                                  307,530          311,481
  Other assets                                                                           24,425           23,856
                                                                                    ================ ================
Total assets                                                                           $812,770         $795,313
                                                                                    ================ ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                                     $ 15,571         $ 25,306
  Commissions payable                                                                    77,418           82,547
  Accrued incentives                                                                     11,323           44,509
  Accrued and sundry liabilities                                                         87,828           85,560
  Mortgage warehouse line of credit                                                      11,203            6,235
  Notes payable                                                                         124,658          129,632
  Real estate mortgage notes payable                                                     34,327           28,455
                                                                                    ---------------- ----------------
                                                                                        362,328          402,244

Minority interests                                                                       37,215               --

Stockholders' Equity:
  Common Stock, par value $.01 per share - authorized 80,000,000 shares,
    20,853,918 (2000) and 20,719,862 (1999) issued and outstanding shares,
    net of 1,502,600 (2000 and 1999) shares held in treasury                                209              207
  Preferred Stock, par value $.01 per share - authorized 20,000,000 shares,
    250,000 (2000) issued and outstanding shares                                              3               --
  Additional paid-in capital                                                            408,586          382,784
  Notes receivable for common stock                                                      (1,749)          (1,758)
  Retained earnings                                                                       7,642           11,954
  Accumulated other comprehensive loss                                                   (1,464)            (118)
                                                                                    ---------------- ----------------
Total stockholders' equity                                                              413,227          393,069
                                                                                    ================ ================
Total liabilities and stockholders' equity                                             $812,770         $795,313
                                                                                    ================ ================



NOTE: The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                                 ---------
                                                                                           2000             1999
                                                                                           ----             ----
OPERATING ACTIVITIES
  Net loss                                                                            $   (4,312)     $   (5,106)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization                                                         9,044           6,424
     Merger related expenses                                                                  --           5,533
     Equity earnings                                                                      (1,730)         (1,562)
     Foreign currency transaction gains                                                     (601)             --
     Changes in operating assets and liabilities:
       Receivables                                                                        (1,275)            675
       Other assets                                                                        1,376          (1,043)
       Accounts payable and accrued expenses                                             (40,592)        (29,293)
       Commissions payable                                                                (5,652)         (1,161)
                                                                                        ---------       ---------
  Net cash used in operating activities                                                  (43,742)        (25,533)
                                                                                        ---------       ---------

INVESTING ACTIVITIES
     Payments made for acquisition of businesses                                          (1,298)        (37,253)
     Investment in Internet-based businesses                                              (5,470)             --
     Investment in real estate                                                            (4,323)         (6,581)
     Additions to property and equipment, net                                             (9,603)         (3,776)
     Net (increase) decrease in mortgage loans held for sale                              (4,508)          8,865
     Distributions from real estate investments                                            6,537          15,881
     Net decrease (increase) in restricted cash                                             2,620         (6,910)
                                                                                       ----------      ----------
  Net cash used in investing activities                                                  (16,045)        (29,774)
                                                                                       ----------      ----------

FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock                                                  204              --
     Proceeds from issuance of Preferred Stock                                            25,000              --
     Proceeds from Internet stock offerings                                               37,215              --
     Proceeds from exercise of stock options                                                 420             654
     Purchase of treasury stock                                                               --          (1,794)
     Net advances (payments) on mortgage warehouse line of credit                          4,968          (9,468)
     Payments on notes payable                                                            (4,499)         (4,246)
     Proceeds from notes payable                                                             240          64,025
     Proceeds from real estate mortgage note payable                                       5,872              --
                                                                                       ----------     ----------
  Net cash provided by financing activities                                               69,420          49,171
                                                                                       ----------     ----------

  Effect of exchange rate changes in cash                                                   (276)           (125)

  Net increase (decrease) in cash and cash equivalents                                     9,357          (6,261)
  Cash and cash equivalents at beginning of period                                        61,600          53,489
                                                                                       ----------     ----------
  Cash and cash equivalents at end of period                                           $  70,957       $  47,228
                                                                                       ==========     ==========

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

1.   Business

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is a fully integrated international real estate services company with operations throughout the United States, the United Kingdom and continental Europe. Insignia's service businesses specialize in commercial real estate services, single-family home brokerage, mortgage origination, title services, apartment brokerage and leasing, escrow agency services, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. Further, Insignia has developed substantial Internet-based business applications associated with real estate through its majority owned subsidiary EdificeRex.com, Inc. and other internet-based businesses. Insignia's principal service businesses are Insignia/ESG, Inc. (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Realty One, Inc. (single-family home brokerage and mortgage origination), Douglas Elliman (apartment brokerage and leasing) and Insignia Residential Group, Inc. (condominium and cooperative apartment management). Insignia also operates other continental European businesses in Frankfurt, Germany; Milan, Italy; and Brussels, Belgium. In addition, with the recently announced definitive agreement to acquire Colliers BDR in Amsterdam, Insignia's reach will further expand into the Netherlands upon closing of the transaction. This Amsterdam business is expected to commence operations as Insignia BDR in the second quarter of 2000. Insignia's principal service businesses are more fully described below.

     Through Insignia/ESG, Insignia provides a broad spectrum of commercial real estate services in the U.S., including tenant representation, property leasing and management, property disposition and acquisition, investment sales, mortgage financing, equity co-investment, development, redevelopment and consulting services. Insignia/ESG provides these services for tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. All commercial real estate services in the U.S. are rendered under the highly regarded Insignia/ESG brand name. Insignia/ESG is among the leading providers of commercial real estate services in the U.S. through its leadership market position in the New York metropolitan area and significant market positions in property owner and/or tenant services in Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas, Miami and other major business districts. In all, Insignia/ESG is active in 47 markets in the U.S. In addition to real estate services, Insignia/ESG also engages in real estate investment activities through ownership in co-investments with institutional partners and, to a lesser extent, development property.

     Insignia Richard Ellis ("IRE") is among the three largest commercial real estate service providers in the United Kingdom, with offices in London, Manchester, Glasgow, Birmingham, Leeds, Liverpool, Belfast and Jersey. IRE represents the combined operations of Richard Ellis Group Limited ("REGL") (the 226 year old London-based commercial real estate firm acquired in February 1998) and St. Quintin Holdings Limited ("St. Quintin") (the London-based real estate firm acquired in March 1999). IRE provides broad-ranging services, including consulting, project management, appraisal, zoning and other general services. The major income components, however, are agency leasing, tenant representation and property sales and financing. In 1999, Insignia/ESG and IRE completed commercial transactions for more than 220 million square feet and arranged the sale of properties valued at over $12.0 billion.

     Through Realty One, Insignia Residential Group and Douglas Elliman, Insignia provides a diversified array of residential real estate services, including single-family home brokerage, mortgage origination, title services, escrow agency services, apartment brokerage and leasing and condominium and cooperative apartment management. Realty One, headquartered in Cleveland, operates a full-service single-family residential brokerage and mortgage origination business in northern Ohio and is the eighth largest (based on unit volume) residential real estate brokerage firm in the United States according to Real Trends "Big Broker Report" published in May 1999. With more than 1,500 sales associates and 605 corporate and support staff located in 46 offices throughout Northern Ohio, Realty One represents over 100 residential builders and handles more than 20,000 transactions valued at over $3 billion annually. First Ohio Mortgage Corporation, a mortgage loan subsidiary of Realty One, originates single-family home mortgages for Realty One clients and third parties.

     Douglas Elliman, acquired in June 1999, operates a residential cooperative, condominium and rental apartment brokerage and leasing business in New York City. Douglas Elliman commands the number one market position for both residential sales and rentals in New York City according to the annual ranking of residential brokerage companies nation-wide as published by Real Trends. In addition, Douglas Elliman holds leadership positions in upscale suburban markets through offices in Greenwich and Darien, Connecticut, Bernardsville/Basking Ridge, New Jersey, and three on Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Douglas Elliman employs more than 780 brokers and 115 corporate employees in 15 offices in the New York area and closes in excess of 4,600 transactions valued at over $2 billion annually.

     Insignia Residential Group is the largest manager of cooperatives, condominiums and rental apartments in the New York metropolitan tri-state area, according to a survey in the February 2000 issue of The Cooperator, and one of the largest apartment managers in the United States. Insignia Residential Group provides full service third-party fee management for approximately 350 total properties comprising more than 62,000 units. In addition, Insignia Residential Group offers mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions.

2.  Internet Initiatives

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

     Insignia has developed Internet-based e-commerce models in virtually every segment of the real estate services businesses in which it currently operates, including residential sales, commercial and residential property management, commercial leasing and tenant representation, investing (or committing to invest) approximately $20 million of its own capital in these initiatives. During 1999, the Company launched the following upgraded internally developed Internet websites: www.insigniafinancial.com, www.insigniaesg.com, www.douglaselliman.com, www.insignia-re.com, www.realtyone.com, www.insigniaresidential.com and www.knowyourscore.com (a comprehensive credit-scoring site operated by First Ohio Mortgage).

     Insignia also has made strategic investments of approximately $15.0 million in third-party Internet-based businesses, including: eziaz inc. (formerly Siteline, Inc.); LoopNet, Inc; PropertyFirst.com, Inc; MyContracts.com, Inc.; Wireless, Inc.; Cubitz.com, Inc.; Granite Square, Inc.; Concrete Media, Inc.; We Media, Inc.; Bizbash.com; Homestore.com, Inc. and WorkSpeed, Inc. Many of these businesses offer Internet technologies that Insignia is incorporating into its proprietary Internet initiatives. Insignia plans to continue to pursue its strategy of making direct equity investments in third-party Internet-based businesses that have a real estate oriented focus, and which are believed to have significant potential for commercial success.

     Insignia's first internally developed e-commerce initiative to go "live" on the Internet is the EdificeRex.com (www.edificerex.com) website, which is operated by its subsidiary EdificeRex.com, Inc. EdificeRex consists of the following three principal business lines:

     o RESIDENTIAL INTERNET PORTAL. The residential portal operated by EdificeRex is a building-centric, ultra-local website targeted at residents of high-end apartment buildings in major metropolitan areas. This service was launched in New York City in February 2000, and is currently operational for approximately 190 buildings containing approximately 25,000 apartments. EdificeRex has entered into contractual agreements to provide its services to an additional 50,000 apartment units in New York City and 60,000 units in Los Angeles and further plans to launch the residential portal service in other major markets across the U.S., including San Francisco, Atlanta, Boston, Chicago, Miami, Washington, D.C., as well as in London. In each market, EdificeRex will feature building-specific functionality and ultra-local content patterned after the New York City portal.

     o COMMERCIAL INTERNET PORTAL. The commercial portal currently under development by EdificeRex will target small to mid-sized tenants of commercial office space as well as employees of those tenants. This portal will also feature ultra-local content and product and service offerings, but will offer an aggregated corporate buying feature as well. In addition, the portal will offer both building-centric and tenant-centric functionality (such as customized, free Intranet services). The commercial portal service is scheduled to be rolled-out in the Fall of 2000 in New York City, with service in additional major metropolitan areas in the U.S. and the U.K. expected to follow. EdificeRex has entered into contractual arrangements with owners and managers (including Insignia/ESG) of buildings containing approximately 275 million square feet of commercial office space to provide this portal service.

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


3.   Internet Stock Offerings

     In March 2000, EdificeRex completed a $36 million private equity financing in which it sold 4,595,349 shares of its Series C Preferred Stock, representing an equity interest of approximately 14% in the company, for $7.81 per share to a group of approximately 20 outside investors. This transaction implies an enterprise valuation of more than $250 million for EdificeRex. Following the financing, Insignia owns approximately 51% of the outstanding stock of EdificeRex, with the remainder owned by management, employees and strategic real estate and operating partners. EdificeRex's founding real estate partners include Blackacre Capital Management, Apollo Real Estate Advisors, The Witkoff Group, Milford Management Corporation, The Related Companies, and Casden Properties.

     Insignia expects that its other internally developed Internet-based businesses will raise third-party capital to fund ongoing operations in a similar manner as the EdificeRex financing.

4.   Branding

     In February 2000, Insignia launched a new worldwide corporate branding program that provides a new high-tech image for the Company and creates a common identity for its principal business units. The centerpiece for this worldwide branding change is a vibrant, bright blue "i" logo. Insignia incurred approximately $1.6 million in expenses associated with this branding program during the first quarter of 2000.

5.   Preferred Stock Issuance

     In February 2000, Insignia sold 250,000 shares of perpetual convertible preferred stock, with a stated value of $100 per share, to investment funds advised by Blackacre Capital Management for an aggregate purchase price of $25.0 million. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof. The preferred stock pays a 4% annual dividend, payable at Insignia's option in cash or Common Stock, and is convertible into the Company's Common Stock at the option of the holder at $14 per share, subject to adjustment. The preferred stock is callable by the Company, at face value, at any time on or after February 15, 2004.

6.  Colliers BDR Acquisition

     In March 2000, the Company entered into a definitive agreement to acquire Colliers BDR, a Dutch real estate services company headquartered in Amsterdam, the Netherlands. Colliers BDR provides a variety of commercial real estate services with a specialization in corporate services and international advisory assignments. The base purchase price of approximately $2.0 million is held in escrow pending closing of the transaction. Additional purchase consideration of approximately $2.5 million, payable over three years, is contingent on the future performance of this business. Colliers BDR is expected to commence operations as Insignia BDR in the second quarter of 2000.

7.   Insignia Opportunity Trust

     In 1999, Insignia sponsored the formation of a private real estate investment trust ("REIT"), Insignia Opportunity Trust ("IOT"). IOT, through its subsidiary operating partnership, Insignia Opportunity Partners, invests in real estate debt and, to a lesser extent, other real estate equity instruments with a focus on below investment grade commercial mortgage backed securities. IOT commenced operations in October 1999 and has invested more than $16 million in such investments. At March 31, 2000, Insignia held a $2.3 million investment, or approximately 13% ownership, in IOT.

     IOT has received capital commitments for an aggregate $72 million, of which $10 million is to be invested by Insignia and the remainder to be made by strategic partners that have invested in other Insignia related transactions in prior years. Funding for these capital commitments is to be completed over the course of 2000 and 2001.

8.  Stock Repurchases

     Insignia has repurchased 1,502,600 shares of its Common Stock at an aggregate cost of approximately $16.2 million under the Company's $17.5 million repurchase program established in October 1998. The shares held in treasury at March 31, 2000 are reserved for the exercise, upon vesting, of 1,493,000 warrants granted in early 2000 to certain executive officers, non-employee directors and other employees of the Company.

9.  Merger Related Expenses

     In 1999, Insignia incurred aggregate one-time charges of approximately $4.3 million ($3.1 million, net of tax) for merger related expenses in connection with the acquisition of St. Quintin in March 1999 and its subsequent operational merger with REGL. Originally, the merger costs had been estimated at $5.5 million. The charges reflected the provision for estimated costs of vacated excess office space sublet and other consolidation expenses incurred in connection with the operational merger. All such office space was disposed of and all other consolidation expenses, including severance costs, were incurred in 1999. The combined operations of REGL and St. Quintin now operate as Insignia Richard Ellis.

10. Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

11. Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2000 presentation. These reclassifications have no effect on net income.

12. Seasonality

     Seasonal factors affecting the Company are disclosed in Item 2 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Nature of Operations."

13. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. Due to the net losses experienced in the first quarter of 2000 and 1999, the exercise of options and warrants is not assumed as the result would be anti-dilutive.

                                                                Three Months Ended
                                                                     March 31,
                                                                     ---------
                                                               2000             1999
                                                               ----             ----
                                                      (In thousands, except per share data)

    Weighted average common shares outstanding                20,806            21,542
    Assumed conversions                                           --                --
                                                             -------           -------
    Diluted shares                                            20,806            21,542
                                                             =======           =======

    Net loss                                                 $(4,312)          $(5,106)
                                                             =======           =======

    Per share amounts - basic                                $  (.21)          $  (.24)
                                                             =======           =======
    Per share amounts - assuming dilution                    $  (.21)          $  (.24)
                                                             =======           =======


14. Comprehensive Income

     Total comprehensive loss for the three months ended March 31, 2000 totaled $5.6 million and was comprised of a $4.3 million net loss, a $458,000 unrealized loss, net of tax, on available-for-sale securities and foreign currency translation losses of $888,000, net of tax. The following table sets forth the components of accumulated other comprehensive loss:


                                                                                 Accumulated
                                                               Unrealized           Other
                                           Foreign Currency       Gains         Comprehensive
                                             Translation      On Securities        Income
                                           ----------------- ---------------- ------------------
                                                              (In thousands)
    Balance at December 31, 1999                  $ (1,333)         $ 1,215             $ (118)

    Comprehensive losses                            (1,556)            (747)            (2,303)
    Income tax benefit                                 668              289
                                                                                           957
                                           ----------------- ---------------- ------------------
                                                      (888)            (458)            (1,346)

                                           ----------------- ---------------- ------------------
    Balance at March 31, 2000                     $ (2,221)            $757           $ (1,464)
                                           ================= ================ ==================


15. Industry Segment Data

     Insignia is a fully integrated real estate services company with operations in two principal reportable segments: commercial real estate services and residential real estate services. The commercial services segment provides tenant representation, property and asset management, agency leasing and brokerage, investment sales, development, consulting and other services. Additionally, the commercial services segment includes the Company's real estate investment activities, consisting primarily of ownership in co-investment partnerships and development property. The commercial services segment is comprised of Insignia/ESG is the U.S., IRE in the United Kingdom and other Insignia businesses in Germany, Italy and Belgium. The residential services segment provides property management services, brokerage services, leasing, mortgage origination and escrow agency services, title services and relocation services. The residential services segment is comprised of Realty One, Insignia Residential Group and Douglas Elliman. "Other" represents unallocated corporate administration of the Company and Internet-based business operations. Assets included in "Other" consist primarily of cash, property and equipment and third-party Internet investments. The following tables summarize certain financial information by reportable segment. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.



                                           Three Months Ended - March 31, 2000

                                                Commercial         Residential          Other            Total
                                           -----------------------------------------------------------------------
                                                                                (In thousands)
REVENUES
   Real estate services                             $127,570         $ 46,738         $      --         $174,308
   Property operations                                   788               --                --              788
   Internet-based businesses                              --               --                 4                4
   Interest                                              367              161               828            1,356
   Foreign currency transaction gains                     --               --               601              601
                                            -----------------------------------------------------------------------
       Total revenues                                128,725           46,899             1,433          177,057

COSTS AND EXPENSES
   Real estate services                              115,093           46,299                --          161,392
   Property operations                                   249               --                --              249
   Administrative                                         --               --             2,811            2,811
   Interest                                              225              181             2,313            2,719
   Property interest                                     396               --                --              396
   Depreciation                                        1,696              660               146            2,502
   Property depreciation                                 120               --                --              120
   Amortization of intangibles                         4,912            1,510                --            6,422
   Internet-based businesses                              --               --             6,004            6,004
                                            -----------------------------------------------------------------------
      Total expenses                                 122,691           48,650            11,274          182,615
                                            -----------------------------------------------------------------------
                                                       6,034           (1,751)           (9,841)          (5,558)

Equity earnings in real estate ventures                1,730               --                --            1,730
                                            -----------------------------------------------------------------------

Income (loss) before income taxes                      7,764           (1,751)           (9,841)          (3,828)

   Provision (benefit) for income taxes                3,609             (926)           (2,199)             484
                                            -----------------------------------------------------------------------

NET INCOME (LOSS)                                   $  4,155         $   (825)         $ (7,642)        $ (4,312)
                                            =======================================================================

Total assets                                        $561,436         $158,454          $ 92,880         $812,770
Real estate interests                                 74,737               --                --           74,737


                                               Three Months Ended - March 31, 1999

                                                  Commercial       Residential          Other            Total
                                            -----------------------------------------------------------------------
                                                                          (In thousands)

REVENUES:
   Real estate services                             $ 90,056          $24,208          $     --         $114,264
   Property operations                                   387               --                --              387
   Interest                                              349              207               571            1,127
                                            -----------------------------------------------------------------------
                                                      90,792           24,415               571          115,778
                                            -----------------------------------------------------------------------
COSTS AND EXPENSES:
   Real estate services                               85,363           25,133                --          110,496
   Property operations                                   114               --                --              114
   Administrative                                         --               --             1,884            1,884
   Interest                                              438              222               223              883
   Property interest                                     116               --                --              116
   Depreciation                                          662              440                 5            1,107
   Property depreciation                                  66               --                --               66
   Amortization of intangibles                         4,392              859                --            5,251
   Merger related expenses                             5,533               --                --            5,533
                                            -----------------------------------------------------------------------
                                                      96,684           26,654             2,112          125,450
                                            -----------------------------------------------------------------------
                                                      (5,892)          (2,239)           (1,541)          (9,672)

Equity earnings in real estate ventures                1,562               --                --            1,562
                                            -----------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                              (4,330)          (2,239)           (1,541)          (8,110)

Income tax benefit                                    (1,394)            (963)             (647)          (3,004)
                                            -----------------------------------------------------------------------

NET LOSS                                          $   (2,936)        $ (1,276)        $    (894)      $   (5,106)
                                            =======================================================================

Total assets                                        $499,581          $86,131           $45,315         $631,027
Real estate interests                                 53,091               --                --           53,091


Certain geographic information for Insignia is as follows:


                                                   Three Months Ended                 Three Months Ended
                                                     March 31, 2000                     March 31, 1999
                                            -----------------------------------------------------------------------
                                                                Long-Lived                            Long-Lived
                                                 Revenues         Assets           Revenues             Assets
                                            -----------------------------------------------------------------------
                                                                        (In thousands)
United States                                     $148,298          $301,756         $  97,644         $223,323
United Kingdom                                      28,200           101,312            17,675          102,273
Other countries                                        559               955               459               --
                                            =======================================================================
                                                  $177,057          $404,023          $115,778         $325,596
                                            =======================================================================

16. Recent Accounting Pronouncement

     In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which discusses the SEC's views on the recognition of revenues from certain transactions. Following this announcement, Insignia and its independent auditors, began informal discussions with the SEC to determine whether this policy would impact the Company. Insignia has been informed that its accounting policy for recognition of leasing commissions should be modified to comply with SAB 101. Therefore, Insignia will modify its accounting practices for leasing transactions beginning in the second quarter of 2000. The required change will be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000.

     Historically, the Company has recognized revenues from leasing commissions at the time of transaction closing, as has been common practice throughout the industry. Under SAB 101, Insignia will recognize leasing commissions at the later of either transaction closing or the completion of specified events to commission collection, such as tenant occupancy unless significant contingencies exist. The Company is examining the impact of SAB 101 compliance on all its outstanding leasing transactions, however, that process has not been completed. Implementation of SAB 101 will affect the timing of the recognition of leasing transaction revenues. At this time, the Company is unable to predict the impact, if any, on its normal seasonal revenue patterns.

     In 1999, leasing commissions totaled approximately $340 million, or 50% of Insignia's total revenues. While the timing of revenue recognition will change, the Company has never experienced bad debts in excess of 0.5% of revenues as a result of conditions precedent to payment not occurring.

17. Material Contingencies

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

     In 1997, the District Court granted summary judgment dismissing all of plaintiffs' federal and state claims. In a ruling issued April 6, 1999, the Sixth Circuit reversed the District Court's order in substantial part. Subsequent to the Sixth Circuit ruling, plaintiffs voluntarily dismissed their monopoly claims. The only remaining claims are the federal antitrust conspiracy claims. Trial commenced in early April 2000 and is continuing. Realty One denies the existence of any conspiracy, and has defended and continues to defend this action vigorously.

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

18. Equity

     During the three month period ended March 31, 2000, the Company had the following changes in stockholders' equity:

     a)   Net loss of $4,312,000 for the three months ended March 31, 2000.

     b) Issuance of 250,000 shares of perpetual convertible preferred stock for an aggregate purchase price of $25 million.

     c) Exercise of stock options representing 60,784 shares of Common Stock at exercise prices ranging from $.72 to $11.00 per share.

     d) Issuance of 27,036 shares of Common Stock, at a price of $7.55, under the Company's Employee Stock Purchase Program.

     e) Issuance of 46,236 shares of common stock for vested restricted stock awards.

     f)   Accrued compensation of $183,000 relating to restricted stock awards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Insignia is among the leading providers of commercial and residential real estate services in the United States and United Kingdom, with a growing presence throughout other parts of continental Europe. In addition, Insignia has recently launched an Internet strategy involving an array of e-commerce initiatives and strategic alliances. This strategy consists of substantial internally developed business applications (most notably, the recently launched EdificeRex.com) and equity investments in existing third-party Internet-based businesses. Insignia's traditional service business operates in two principal business segments commercial and residential real estate services - offering a diversified array of real estate services. Such services include the following: tenant representation; agency leasing; property management; consulting; investment sales; development and redevelopment; mortgage financing; single-family home brokerage; mortgage origination; title and escrow agency services; and apartment brokerage. Insignia's revenues from these services totaled $174.3 million in the first quarter of 2000, reflecting a 53% increase over $114.3 million in the first quarter of 1999.

      Insignia's commercial services operations include Insignia/ESG in the U.S., IRE in the United Kingdom and other Insignia businesses in Germany, Italy and Belgium. The commercial businesses produced aggregate service revenues of $127.6 million in the first quarter of 2000, accounting for approximately 73% of the Company's total service revenues for the period. IRE, which holds a "top three" market position for commercial property services in the United Kingdom, produced service revenues of $27.9 million in the first quarter of 2000. The combined strength of IRE in London and Insignia/ESG in New York gives Insignia a commanding position in two of the world's most important global business centers.

     Insignia also continues to pursue opportunities to invest in real estate assets, primarily through co-investment ventures with its institutional partners in the purchase of existing properties and, to a lesser extent, development property. Insignia holds ownership interests in 22 co-investment partnerships totaling approximately 7.4 million square feet of commercial property and 4,000 multi-family apartment units. Insignia's ownership interests in these partnerships range from 5% to 35%. Two of these partnerships own property developed by Insignia. During the first quarter of 2000, Insignia recognized a $1.9 million gain on the sale of 105,000 square foot co-investment property located in northern California.

     In addition, Insignia holds investments in two office properties under development and a parcel of land held for development. The office properties are held by joint ventures formed in 1999 with the admission of 70% and 75% partners. Development activities on these properties are not expected to be complete until later in 2000 or 2001.

     Insignia also owns three properties, with an aggregate real estate carrying amount of approximately $42.7 million, which are consolidated in the Company's financial statements at March 31, 2000. Two of the properties, Brookhaven Village (Norman, Oklahoma) and Dolphin Village (St. Petersburg, Florida), are retail facilities comprising over 291,000 square feet in the aggregate. The third, One Telecom, is a 226,000 square foot office property located in Richardson, Texas. This property was developed by Insignia, with 90% of the cost financed, and 100% leased in late 1999 to Southwestern Bell.

     Insignia's residential services operations include Realty One, Insignia Residential Group and Douglas Elliman. The residential businesses produced aggregate service revenues of $46.7 million in the first quarter of 2000. Douglas Elliman, acquired in June 1999, contributed $23.3 million in service revenues in the first quarter.

     In addition to net income, Insignia uses EBITDA (defined as real estate services revenues less direct expenses and administrative costs), Net EBITDA (defined as income before depreciation, amortization, income taxes and non-recurring one-time charges) and After tax income from service operations (defined as Net EBITDA less income taxes), as indicators of the Company's financial performance. Management uses these supplemental measures in the evaluation of operations and in making financial decisions.

FINANCIAL CONDITION

     Total assets increased by approximately $17.5 million to $812.8 million at March 31, 2000. The primary source of the increase was the $36 million in proceeds raised through a March 2000 private equity financing of EdificeRex, the Company's majority owned and consolidated Internet-based subsidiary. These proceeds are to be used to fund ongoing operations of EdificeRex. Liabilities declined by approximately $39.9 million to $362.3 million at March 31, 2000. This decline was due principally to the payment of 1999 incentive bonuses in March 2000. Stockholders' equity increased by $20.2 million to $413.2 million, primarily as a result of the $25.0 million perpetual convertible preferred stock issuance in February 2000.

RESULTS OF OPERATIONS

     Insignia reported strong results from service operations during the first quarter of 2000, with service revenues and Net EBITDA totaling $174.3 million and $10.1 million, respectively. These operating results represented sharp increases of 53% and 226%, respectively, over the first quarter of 1999. The first quarter of 2000 performance was bolstered by strong growth in the commercial service operations of both Insignia/ESG in the U.S. and IRE in the United Kingdom as well as significant contributions from Douglas Elliman's residential brokerage operation. In fact, more than $30 million, or approximately 50%, of the revenue increase was attributable to internal growth from the expansion of services and continuing robust market conditions in the commercial sector. Douglas Elliman, acquired in June 1999, contributed $23.3 million in services revenues and $2.6 million of EBITDA on the strength of robust demand for New York coops and condominiums. Net EBITDA for the first quarter of 2000 was lowered by $1.6 million in expenses incurred in the February 2000 launching of a new worldwide corporate branding. This new branding provides a visible high-tech image for Insignia and creates a common identity for its commercial real estate services businesses internationally.

     Insignia reported a net loss of approximately $4.3 million for the first quarter of 2000, representing improved results in comparison to the $5.1 million net loss reported in the first quarter of 1999. Net earnings for the first quarter of 2000 were adversely affected by $4.3 million of operating expenses of EdificeRex for which no tax benefit is available currently and $1.7 million for other internally developing Internet-based businesses for which a tax benefit was recognized. These Internet-based expenses lowered earnings by $0.29 per share. Results for the first quarter of 1999 were marked by a shortage of brokerage transactions in the aftermath of the late 1998 capital markets turmoil and the $5.5 million provision for merger related expenses incurred in connection with the acquisition of St. Quintin and its operational merger with REGL. A $1.9 million realized gain on the sale of a co-investment property and foreign currency transaction gains of $601,000 on the Company's borrowings denominated in European currencies favorably impacted results for the first quarter of 2000.

     As a result of the foregoing, earnings per share results for the first quarter of 2000 improved in comparison to the same period of 1999 to a $0.21 loss per share. Earnings per share results for the first quarter of 2000 are based on lower weighted average common shares outstanding, which declined by 3% compared to the first quarter of 1999, resulting from the Company's stock repurchase program implemented throughout 1999.

     The following table sets forth certain data derived from the Company's condensed consolidated statements of income for the three months ended March 31, 2000 and 1999, respectively.

                                                            Three Months Ended
                                                               March 31,
                                                               ---------
                                                        2000                    1999
                                                        ----                    ----
                                                                (In thousands)
 REVENUES
     Commercial
        Insignia/ESG                                   $ 99,120                $ 72,235
        Europe                                           28,450                  17,821
     Residential                                         46,738                  24,208
                                                       --------                --------
 Real Estate Services                                   174,308                 114,264
                                                       --------                --------

 COST AND EXPENSES
     Real estate services                               161,392                 110,496
     Administrative                                       2,811                   1,884
                                                       --------                --------

 EBITDA - REAL ESTATE SERVICES (1)                       10,105                   1,884

     Real estate FFO (2)                                    768                     970
     Interest and other income                            1,356                   1,127
     Foreign currency transaction gains                     601                      --
     Interest expense                                    (2,719)                   (883)
                                                       --------                --------

 NET EBITDA (1)                                          10,111                   3,098

     (Provision) benefit for income taxes                  (400)                  2,017
                                                       --------                --------

 AFTER TAX INCOME FROM SERVICE OPERATIONS (1)             9,711                   5,115

     Internet-based businesses                           (6,000)                     --
     Benefit for income taxes                               685                      --
                                                       --------                --------

 AFTER TAX INCOME AFTER INTERNET                          4,396                   5,115

     Merger related expenses                                 --                  (5,533)
     Gains on sale of real estate                         1,922                   1,821
     (Provision) benefit for income taxes                  (769)                    987

     Depreciation - property and equipment               (2,502)                 (1,107)
     Amortization of intangibles                         (6,422)                 (5,251)
     Depreciation - real estate                            (937)                 (1,138)
                                                       --------                --------

 NET LOSS                                              $ (4,312)               $ (5,106)
                                                       =========               =========

(1) Neither EBITDA, Net EBITDA nor After tax income from service operations, as disclosed above, should be construed to represent cash provided by operations determined pursuant to generally accepted accounting principles ("GAAP"). These measures are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms.

(2) Funds From Operations ("FFO") is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. The results of operations for the Company are more fully described below.

Commercial Real Estate Operations

     Real Estate Services

     The commercial service operations - Insignia/ESG, IRE and other continental European businesses - produced aggregate service revenues of $127.6 million and EBITDA of $12.5 million in the first quarter 2000. These results represented increases of 42% for revenues and 166% for EBITDA compared to the first quarter of 1999. These results reflect the strong demand for office space in the U.S. and U.K. and the contribution of a full quarter of operations for the combined operations of IRE.

     Insignia/ESG produced U.S. service revenues of $99.1 million and EBITDA of $8.5 million, reflecting strong gains of 37% and 113% over the first quarter of 1999. These results were boosted by unusually strong first quarter showings in the West, New England and New York operations. The year-over-year gains are also reflective of the lingering effects of the late 1998 capital markets turmoil that resulted in a shortage of large brokerage transactions in the first quarter of 1999.

     In Europe, service revenues increased 60% from $17.8 million in the first quarter of 1999 to $28.5 million in the first quarter of 2000. European operations contributed EBITDA of $3.9 million for the first quarter of 2000, reflecting a significant increase over $685,000 for the first quarter of 1999. These gains are attributable to the operations of IRE, which continued to reap the rewards of a robust commercial real estate market in the U.K. and the full recognition of cost savings and revenue growth associated with 1999 combination of St. Quintin and REGL. IRE produced service revenues of $27.9 million and EBITDA of $4.8 million in the first quarter of 2000, representing increases of 61% and 437%, respectively, over 1999. The continental European businesses in Germany, Italy and Belgium produced aggregate revenues of $535,000 and an EBITDA loss of $841,000 in the first quarter of 2000. These businesses, which largely remain in their infancy from a business standpoint, are expected to produce more meaningful contributions in future periods.

     Principal Investment Activities

     The commercial operations of Insignia/ESG include the property operations of the three wholly-owned real estate properties that are consolidated in the Company's financial statements at March 31, 2000. These properties, in the aggregate, produced revenue gains of 104% to $788,000 in the first quarter of 2000. The results of operations for these properties are excluded from service EBITDA and are included in FFO from real estate operations.

     Insignia produced FFO from real estate ownership of $768,000 during the first quarter of 2000, representing a decline of 21% from $970,000 produced in the comparable period of 1999. This decline is due to the sale of several income producing properties in the co-investment portfolio during the later part of 1999.

     Equity earnings from real estate ownership totaled approximately $1.7 million during the first quarter of 2000, reflecting an increase of 11% compared to $1.6 million in the first quarter of 1999. Such earnings for the first quarter of 2000 were essentially attributable to a realized gain of approximately $1.9 million ($1.2 million after-tax) on the sale of an 105,000 square foot co-investment property located in northern California.

     The difference between real estate FFO and equity earnings is represented by depreciation of real estate, gains or losses from sales of property and provisions for impairment. Real estate depreciation declined 18% from $1.1 million in the first quarter of 1999 to $937,000 in the first quarter of 2000.

Residential Real Estate Operations

     The residential service operations - Realty One, Douglas Elliman and Insignia Residential Group - produced an aggregate service revenue increase of 93% to $46.7 million in the first quarter of 2000 compared to $24.2 million in the first quarter of 1999. Residential service operations contributed EBITDA of $439,000 for the first quarter of 2000; a 147% gain over the $925,000 loss experienced in the first quarter of 1999. Seasonal factors in the home-sales market traditionally have made the first quarter of each year the weakest period for residential service operations; however, in the first quarter of 2000 this weakness was disguised by strong contributions from Douglas Elliman, which was acquired in June 1999.

     During the first quarter of 2000, Douglas Elliman produced service revenues of $23.3 million and EBITDA of $2.6 million, reflecting significant gains of approximately $6.7 million and $325,000, respectively, over the comparable pre-acquisition period in 1999. Douglas Elliman's results were enhanced by a 58% increase in the value of closed transactions (which rose to $625 million) during the first quarter of 2000 over the same period of 1999. Realty One produced a modest service revenue decline of 5% to $16.7 million during the first quarter of 2000 as a result of traditional seasonal factors in the northern Ohio marketplace, coupled with further challenges from increasing mortgage rates. Such adverse effects from rising mortgage interest rates on housing demand were partially negated by a 6% increase in average sales prices over the first quarter of 1999; nevertheless, EBITDA production declined 94% to a loss of $2.3 million. Insignia Residential Group's management operations, which produced service revenues and EBITDA of $6.8 million and $175,000, respectively, in the first quarter of 2000, were relatively flat compared to the same period of 1999.

Internet Operations

     As noted above, Internet-based businesses, which reported net operating expenses of $6.0 million, adversely affected earnings for the first quarter of 2000. These expenses represent costs incurred in connection with the ongoing development of new Internet-based business applications and consist primarily of costs for personnel and advertising and marketing campaigns. These Internet-based expenses are in line with the Company's expectations for the operation and development of all of its internally developing Internet-based business models. As of March 31, 2000, Insignia had invested approximately $20.0 million in the development of such business models, including more than $12.0 million of capitalized intellectual property.

Other Items Affecting Net Income

     Administrative expenses rose 49% from $1.9 million in the first quarter of 1999 to $2.8 million in 2000. This increase primarily reflects changes in the administrative compensation structure resulting from the enhanced performance of the service business (as compared to the first quarter of 1999) and the continued growth of the Company over the past year through acquisitions and the expansion of services.

     Interest expense increased by $1.8 million over the first quarter of 1999 to $2.7 million for the first quarter of 2000. The increase is due principally to interest charges on 1999 credit facility borrowings of approximately $109 million to finance the acquisitions of Lynch Murphy, St. Quintin and Douglas Elliman.

     Depreciation and amortization of intangibles increased 41% in the aggregate to $9.0 million for the first quarter of 2000. This increase is the result of increased capital investments over the course of the past year in property and equipment and acquisitions substantially comprised of purchased intangibles.

     Results for the first quarter of 1999 were adversely affected by a merger related charge of $5.5 million ($3.8 million after-tax) for estimated expenses in connection with the acquisition of St. Quintin in March 1999 and its subsequent combination with REGL. As previously noted, the one-time charges substantially relate to the provision for costs associated with vacated excess office space being subleased and other consolidation expenses.

     Income taxes of approximately $484,000 for the first quarter of 2000 are attributable to the business earnings. Business earnings included $4.3 million in Internet-based expenses of EdificeRex, for which no tax benefit is available currently.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its cash on hand, cash provided from operations and available credit under its $185 million revolving credit facility. Unrestricted cash at March 31, 2000 totaled approximately $71.0 million, inclusive of more than $36 million held by EdificeRex, the Company's majority owned Internet-based subsidiary. The cash holdings of EdificeRex are to be used solely for ongoing operations of EdificeRex and are therefore not available for funding of working capital needs for the Company's core service businesses. Net cash used in operating activities was approximately $43.7 million in the first quarter of 2000 compared to $25.5 million for the same period of 1999. Cash from operations is generally negative during the first quarter of each year as a result of annual incentive payments with respect to the preceding year and seasonal factors affecting transactional revenues (see also "Nature of Operations" below). The increased cash usage in the first quarter of 2000 is due in part to the aforementioned seasonal and market factors effecting the Realty One business and generally higher levels of incentive payments than in the first quarter of 1999. In addition to operating cash flows, the Company uses Net EBITDA and After tax income from service operations as measures of liquidity and working capital provided by operations. The Company reported Net EBITDA of $10.1 million and $3.1 million for the first quarters of 2000 and 1999, respectively. After tax income from service operations totaled $9.7 million and $5.1 million for the first quarters of 2000 and 1999, respectively. These results reflect sharp increases of 226% for Net EBITDA and 90% for After tax income from service operations in the first quarter of 2000 over 1999.

     As compared to net income, the Net EBITDA and After-tax income measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management believes that the presentation of such supplemental measures enhance a reader's understanding of the Company's operating performance, as they provide a measure of generated cash available for use to service debt and for other required or discretionary purposes.

     Insignia's total long-term debt at March 31, 2000 totaled approximately $170.1 million. Such long-term debt included approximately $108.4 million outstanding on its credit facility, notes issued to sellers of acquired businesses of $4.7 million, a $11.2 million mortgage warehouse line of credit (financing single family mortgages held for sale), mortgage notes of $34.3 million on wholly owned real estate assets (which are non-recourse to the Company) and other debt of subsidiaries totaling $11.5 million.

     In February 2000, Insignia raised $25.0 million through the issuance of perpetual convertible preferred stock to investment funds advised by Blackacre Capital Management. The preferred stock pays a 4% annual dividend, payable at Insignia's option in cash or Common Stock, and is convertible into the Company's Common Stock at the option of the holder at $14 per share, subject to adjustment. Insignia will utilize this capital for general corporate purposes and to fund ongoing Internet initiatives and real estate investing.

     In March 2000, EdificeRex completed a $36.0 million private equity financing in which it sold 4,595,349 shares of its Series C Preferred Stock, representing an approximately 14% equity interest in the company, for $7.81 per share to a group of approximately 20 investors. Following the financing, Insignia owns approximately 51% of the outstanding stock of EdificeRex, with the remainder owned by management, employees and strategic real estate and operating partners. Insignia expects that its other internally developed Internet-based businesses will raise third-party capital to fund ongoing operations in a similar manner as the EdificeRex financing.

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

     Cash flows for capital expenditure requirements, which are not extensive under normal circumstances, generally consist of periodic computer, furniture and fixture replacements incurred in connection with acquisitions or other personnel additions. These expenditures in 2000 consisted primarily of leasehold improvements and furniture and fixtures from office relocation and expansion, computer equipment and management systems, information technology infrastructure costs and internally developed Internet-based e-commerce capabilities. During the first quarter of 2000, cash flow utilized to fulfill capital replacement needs of the service businesses totaled approximately $9.6 million. Approximately $6 million of such capital expenditures in the first quarter of 2000 related to internally developed Internet-based businesses. Insignia expects capital expenditures to remain at significant levels throughout fiscal 2000 due to the continuing development and implementation of such accounting and financial systems at Insignia/ESG and other principal operating units. Property and equipment costs, excluding expenditures for further Internet-based business initiatives and acquisitions, are expected to again exceed $30.0 million in 2000.

     Insignia expects to use cash on hand and cash flow from operating activities to fund capital expenditures needs, acquisitions (including the payment of contingent payments earned), real estate investments, Internet-based business initiatives and to make principal payments on the Company's outstanding indebtedness. The Company anticipates that its existing sources of liquidity, including cash on hand, operating cash flows and available credit under its revolving credit facility, will be sufficient to meet the Company's working capital and capital replacement needs for the foreseeable future and, in any event, for at least the next twelve months. The Company's working capital needs are reassessed on a routine basis and as acquisitions are identified and pursued.

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

     In December 1999, the SEC staff issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition. SAB 101 discusses the SEC staff views on certain revenue recognition transactions. The Company will adopt SAB 101 no later than the second quarter of 2000 and any change in accounting would be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. Management has not completed its review of SAB 101 and its impact to the Company's business. The adoption of SAB 101 might have a material effect on the financial position and results of operations of the Company; however, any change would have no impact on the Company's cash flow from operations. At this time, the Company is unable to predict the impact, if any, on its normal seasonal revenue patterns.

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

MARKET RISK AND RISK MANAGEMENT POLICIES

     Insignia is exposed to a variety of market risks, including foreign currency exchange rate fluctuations and changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates from the Company's operations in foreign jurisdictions. In addition to the United States, the Company conducts business in the following foreign jurisdictions: United Kingdom, Germany, Italy, and Belgium. As a result of these foreign operations, the Company's financial results could be significantly affected by factors such as fluctuations in foreign currency exchange rates and weak economic conditions in these foreign markets. These foreign factors have not had a material adverse effect on the Company and are not expected to have a material impact in the foreseeable future.

     The Company's interest income and expense are most sensitive to the changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. Interest rates are sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. An increase or decrease of 1% in prevailing interest rates at current cash and debt levels would have an estimated annual net impact of approximately $1.0 million on the Company's results of operations.

FORWARD LOOKING STATEMENTS

     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements which make reference to the expectations or beliefs of the Company or any of its management are such forward-looking statements. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding the results of litigation, Insignia's future financial performance, estimated capital expenditures, statements concerning the performance of the U.S. and international commercial and residential brokerage markets, and the Company's plans to develop and operate commercially viable Internet and e-commerce businesses. Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

     See Note 17 in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a) Exhibits

        27.1      Financial Data Schedule

a) Reports on Form 8-K filed during the quarter ended March 31, 2000:

        None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             INSIGNIA FINANCIAL GROUP, INC.



                                             By:  /s/Andrew L. Farkas
                                                  ------------------------------
                                                  Andrew L. Farkas
                                                  Chairman of the Board and
                                                  Chief Executive Officer




                                             By:  /s/James A. Aston
                                                  ------------------------------
                                                  James A. Aston
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)