Form 10-Q
period 2000-06-30
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2000-08-14
CIK 1067462

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________


                                   ----------


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

At August 1, 2000, the Registrant had 21,299,182 shares of Common Stock outstanding.


================================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 2000

                                   ----------

                                      INDEX

                                   ----------


PART I -- FINANCIAL INFORMATION                                            Page
                                                                           ----

      Item 1.  Financial Statements


           Condensed Consolidated Statements of Income for the
              Three and Six Months Ended June 30, 2000 and 1999 ..........   2

           Condensed Consolidated Balance Sheets
               at June 30, 2000 and December 31, 1999.....................   3

           Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 2000 and 1999............   4

           Notes to Condensed Consolidated Financial Statements...........   5

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............  14

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk.....  22

PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings..........................................  23

      Item 6.  Exhibits and Reports on Form 8-K...........................  23

SIGNATURES ...............................................................  24

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INSIGNIA FINANCIAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                               Three Months Ended               Six Months Ended
                                                                     June 30                         June 30
                                                                     -------                         -------
                                                              2000           1999             2000            1999
                                                              ----           ----             ----            ----
REVENUE:
   Real estate services                                    $244,861        $156,542         $419,169       $ 270,806
   Property operations                                        1,156             400            1,944             787
   Internet-based businesses                                      6              --               10              --
                                                           --------        --------         --------       ---------
                                                            246,023         156,942          421,123         271,593
                                                           --------        --------         --------       ---------

COSTS AND EXPENSES:
   Real estate services                                     211,485         140,415          372,877         250,911
   Property operations                                        1,008             361            1,653             591
   Internet-based businesses                                  7,746              --           13,750              --
   Administrative                                             4,995           2,743            7,806           4,627
   Depreciation                                               4,506           1,546            7,128           2,719
   Amortization of intangibles                                6,355           5,670           12,777          10,921
   Merger related expenses                                       --              --               --           5,533
                                                           --------        --------         --------       ---------
                                                            236,095         150,735          415,991         275,302
                                                           --------        --------         --------       ---------

         Operating income (loss)                              9,928           6,207            5,132          (3,709)

OTHER INCOME AND EXPENSES:
   Interest and other income                                  1,920           1,135            3,276           2,262
   Interest expense                                          (3,069)         (1,636)          (5,788)         (2,519)
   Foreign currency transaction gains                           680              --            1,281              --
   Equity earnings in real estate ventures                      911             360            2,641           1,922
   Minority interest in Internet-based businesses               900              --              900              --
                                                           --------        --------         --------       ---------

Income (loss) before income taxes                            11,270           6,066            7,442          (2,044)

   Provision for income taxes                                 8,503           3,033            8,987              29
                                                           --------        --------         --------       ---------

Net income (loss)                                          $  2,767        $  3,033         $ (1,545)      $  (2,073)
                                                           ========        ========         ========       =========

Per share amounts:
     - basic                                               $    .12        $    .14         $   (.09)      $    (.10)
                                                           ========        ========         ========       =========
     - assuming dilution                                   $    .11        $    .13         $   (.09)      $    (.10)
                                                           ========        ========         ========       =========

Weighted average common shares and assumed conversions:
     - basic                                                 21,138          21,569           20,972          21,555
                                                           ========        ========         ========       =========
     - assuming dilution                                     22,597          23,186           20,972          21,555
                                                           ========        ========         ========       =========


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    June 30,       December 31,
                                                                                      2000             1999
                                                                                      ----             ----
                                                                                  (Unaudited)        (Note)
ASSETS
  Cash and cash equivalents                                                         $ 79,432         $ 61,600
  Receivables                                                                        265,618          198,364
  Mortgage loans held for sale                                                        16,917            8,290
  Restricted cash                                                                      8,434           13,685
  Property and equipment                                                              80,714           60,842
  Real estate interests                                                               81,080           74,007
  Investments                                                                         21,971           12,386
  Property management contracts                                                       26,422           30,802
  Costs in excess of net assets of acquired businesses                               305,265          311,481
  Other assets                                                                        26,511           23,856
                                                                                    --------         --------
Total assets                                                                        $912,364         $795,313
                                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                                  $ 21,441         $ 25,306
  Commissions payable                                                                120,449           82,547
  Accrued incentives                                                                  26,553           44,509
  Accrued and sundry liabilities                                                      96,307           85,560
  Notes payable                                                                      139,617          129,632
  Mortgage warehouse line of credit                                                   15,276            6,235
   Real estate mortgage notes payable                                                 40,464           28,455
                                                                                    --------         --------
                                                                                     460,107          402,244

Minority interest in Internet-based businesses                                        36,829               --

Stockholders' Equity:
  Common Stock, par value $.01 per share - authorized 80,000,000 shares,
    21,247,120  (2000) and 20,719,862  (1999) issued and  outstanding  shares,
    net of 1,502,600 (2000 and 1999) shares held in treasury                             213              207
  Preferred Stock, par value $.01 per share - authorized 20,000,000 shares,
    250,000 (2000) issued and outstanding shares                                           3               --
  Additional paid-in capital                                                         411,379          382,784
  Notes receivable for common stock                                                   (1,717)          (1,758)
  Retained earnings                                                                   10,409           11,954
  Accumulated other comprehensive loss                                                (4,859)            (118)
                                                                                    --------         --------
Total stockholders' equity                                                           415,428          393,069
                                                                                    --------         --------
Total liabilities and stockholders' equity                                          $912,364         $795,313
                                                                                    ========         ========



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


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                              June 30,
                                                                              --------
                                                                      2000               1999
                                                                      ----               ----
OPERATING ACTIVITIES
  Net loss                                                            $ (1,545)      $  (2,073)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization                                      19,905          13,640
     Merger related expenses                                                --           5,533
     Equity earnings in real estate ventures                            (2,641)         (1,922)
     Minority interest in Internet-based businesses                       (900)             --
     Foreign currency transaction gains                                 (1,281)             --
     Changes in operating assets and liabilities:
       Receivables                                                     (70,038)         (5,906)
       Other assets                                                        295             442
       Accounts payable and accrued expenses                           (12,703)        (25,212)
       Commissions payable                                              37,902           7,327
                                                                      --------       ---------
  Net cash used in operating activities                                (31,006)         (8,171)
                                                                      --------       ---------

INVESTING ACTIVITIES
     Payments made for acquisition of businesses                        (7,868)       (109,021)
     Investment in Internet-based businesses                           (11,194)             --
     Investment in real estate                                         (14,101)        (16,496)
     Additions to property and equipment, net                          (13,769)         (9,869)
     Purchase of property for Internet-based businesses                (13,017)             --
     Net increase in mortgage loans held for sale                       (8,627)         (2,665)
     Distributions from real estate investments                         14,426          16,522
     Net decrease (increase) in restricted cash                          5,258          (6,824)
                                                                      --------       ---------
  Net cash used in investing activities                                (48,892)       (128,353)
                                                                      --------       ---------

FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock                              3,289           1,257
     Proceeds from issuance of Preferred Stock                          24,949              --
     Net proceeds from Internet stock offerings                         37,103              --
     Purchase of treasury stock                                             --          (5,800)
     Net advances on mortgage warehouse line of credit                   9,041             194
     Payments on notes payable                                          (4,156)         (2,160)
     Proceeds from notes payable                                        15,776         119,824
     Proceeds from real estate mortgage note payable                    12,009          12,677
                                                                      --------       ---------
  Net cash provided by financing activities                             98,011         125,992
                                                                      --------       ---------

  Effect of exchange rate changes in cash                                 (281)           (280)

  Net increase (decrease) in cash and cash equivalents                  17,832         (10,812)
  Cash and cash equivalents at beginning of period                      61,600          53,489
                                                                      --------       ---------
  Cash and cash equivalents at end of period                          $ 79,432       $  42,677
                                                                      ========       =========


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Business

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is a fully integrated international real estate services company with operations throughout the United States, the United Kingdom and continental Europe. Insignia's service businesses specialize in commercial real estate services, apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. Further, Insignia has developed Internet-based business applications associated with real estate through its majority owned subsidiary EdificeRex.com, Inc. and other internet-based businesses. Insignia's principal service businesses are Insignia/ESG, Inc. (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Douglas Elliman (apartment brokerage and leasing), Realty One, Inc. (single-family home brokerage and mortgage origination) and Insignia Residential Group, Inc. (condominium and cooperative apartment management). Insignia also operates other continental European businesses in Frankfurt, Germany; Milan, Italy; Brussels, Belgium and Amsterdam, the Netherlands. Insignia's principal service businesses are more fully described below.

     Through Insignia/ESG, Insignia provides a broad spectrum of commercial real estate services in the U.S., including tenant representation, property leasing and management, property disposition and acquisition, investment sales, mortgage financing, equity co-investment, development, redevelopment and consulting services. Insignia/ESG provides these services for tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. All commercial real estate services in the U.S. are rendered under the Insignia/ESG brand name. Insignia/ESG is among the leading providers of commercial real estate services in the U.S. through its leadership market position in the New York metropolitan area and significant market positions in property owner and/or tenant services in Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas, Miami and other major business districts. In all, Insignia/ESG is active in 47 markets in the U.S. Insignia/ESG also engages in real estate investment activities through ownership in co-investments with institutional partners and, to a lesser extent, development property (See Note 2 - "Real Estate Investment Activities").

     Insignia Richard Ellis ("IRE") is among the three largest commercial real estate service providers in the United Kingdom and the largest, based on market share, in central London, with offices in Manchester, Glasgow, Birmingham, Leeds, Liverpool, Belfast and Jersey, in addition to London. IRE represents the combined operations of Richard Ellis Group Limited ("REGL") (the 226 year old London-based commercial real estate firm acquired in February 1998) and St. Quintin Holdings Limited ("St. Quintin") (the London-based real estate firm acquired in March 1999). IRE provides broad-ranging services, including agency leasing, tenant representation, property sales and financing, consulting, project management, appraisal, zoning and other general services. The combined strength of IRE in London and Insignia/ESG in New York gives Insignia a commanding position in two of the world's most important global business centers.

     Through Douglas Elliman, Realty One and Insignia Residential Group, Insignia provides a diversified array of residential real estate services, including apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services and condominium and cooperative apartment management.

     Douglas Elliman operates a residential cooperative, condominium and rental apartment brokerage and leasing business in New York City. Douglas Elliman commands the number one market position for both residential sales and rentals in New York City according to the annual ranking of residential brokerage companies nation-wide as published by Real Trends. In addition, Douglas Elliman holds leadership positions in upscale suburban markets through offices in Greenwich and Darien, Connecticut, Bernardsville/Basking Ridge, New Jersey, and three on Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Douglas Elliman has 15 offices in the New York area and closed in excess of 4,600 transactions valued at over $2 billion for 1999.

     Realty One, headquartered in Cleveland, operates a full-service single-family residential brokerage and mortgage origination business in northern Ohio and is the fourteenth largest (based on unit volume) residential real estate brokerage firm in the United States according to Real Trends "Big Broker Report" published in May 2000. Realty One maintains operations in 46 offices throughout Northern Ohio and handled more than 20,000 transactions valued at over $3 billion in 1999. First Ohio Mortgage Corporation, a mortgage loan subsidiary of Realty One, originates single-family home mortgages for Realty One clients and third parties.

     On a combined basis, Douglas Elliman and Realty One comprise the tenth largest residential brokerage brokerage operation in the United States with more than 25,000 transactions valued at approximately $5 billion for the 1999 year.

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

2.   Real Estate Investment Activities

     In addition to real estate services, Insignia (through Insignia/ESG) pursues opportunities to invest in existing real estate assets. Insignia identifies investment opportunities for select clients and invests alongside of these clients in the purchase of qualifying properties. Co-investment partners include Citibank, ING Barings, Blackacre Capital Management, The Witkoff Group, Lennar, Lone Star Opportunity Fund, Prudential, GE Investments and Whitehall Street Real Estate. Insignia does not compete for acquisitions with its advisory clients who do not seek co-investment partners. As of June 30, 2000, Insignia held ownership in 27 co-investment partnerships totaling approximately 7.7 million square feet of commercial property and over 4,000 multi-family apartment units. One of these partnerships owns property developed by Insignia. Insignia's ownership interests in these partnerships range from 5% to 30%.

     Insignia also wholly-owns three properties with an aggregate real estate carrying amount of approximately $47.3 million. These properties are consolidated in the Company's financial statements at June 30, 2000. Two of the properties, Brookhaven Village (Norman, Oklahoma) and Dolphin Village (St. Petersburg, Florida) are retail facilities comprising over 291,000 square feet in the aggregate. The third, One Telecom, is a 226,000 square foot office property located in Richardson, Texas, and was developed by Insignia. In addition, Insignia holds investments in two office properties under development and two parcels of land held for development. One of the office properties is held by a joint venture formed in 1999 with the admission of a 75% partner. Development activities on these properties are not expected to be complete until later in 2000 or 2001.

3.   Internet Initiatives

     Insignia's Internet strategy involves an extensive array of major e-commerce initiatives and strategic alliances, including internally developed Internet-based businesses and equity investments in third-party Internet-related businesses.

     EdificeRex

     Insignia's first internally developed e-commerce initiative to go "live" on the Internet is the EdificeRex.com (www.edificerex.com) website, which is operated by its subsidiary EdificeRex.com, Inc. ("EdificeRex"). EdificeRex consists of the following three principal business lines:

     o Residential Internet Portal The residential portal, EdificeRex.com, is a building-centric, ultra-local website targeted at residents of the luxury condo, co-op and apartment buildings in major metropolitan areas. This service was launched in New York City in February 2000, and is currently operational for more than 200 properties representing more than 31,000 apartments units. EdificeRex has entered into active discussions with property owners and managers comprising an additional 100,000 apartment units in New York City and Los Angeles and further plans to launch the residential portal service in other major markets across the U.S., including San Francisco, Atlanta, Boston, Chicago, Miami, Washington, D.C., as well as in London. In each market, EdificeRex.com will feature building-specific functionality and ultra-local content patterned after the New York City portal. The residential portals most popular features include electronic communications with building management, access to goods an services offering special values and discounts, and ultra-local neighborhood news generally not available in other media outlets.

     o Commercial Internet Portal A version of EdificeRex.com for commercial office buildings, known as RexOffice, is currently under development and nearing completion. RexOffice will target small to mid-sized tenants of commercial office space and will offer private, building-centric portals that will facilitate communications between property owners/managers, their tenants and employees of those tenants. This portal will feature ultra-local content and product and service offerings, an aggregated corporate buying feature and customized free Intranet services. The commercial portal service is scheduled to be launched in the fall of 2000 in New York City and will be marketed throughout other major metropolitan areas in the United States and the United Kingdom. EdificeRex has entered into contractual arrangements with owners and managers (including Insignia/ESG) of buildings containing approximately 275 million square feet of commercial office space to provide the RexOffice portal services.

     o Residential "Smart Building" Services RexSpeed is a high-speed, always-on, wireless Internet access solution designed for multi-family residential properties features the installation of building-centric local area networks (LANs) in individual apartment buildings. Other "smart building" services utilizing the wireless LAN infrastructure to be offered by RexSpeed include consumer (resident) oriented services, such as data storage and back-up, content filtering and delivery of on-demand, rich content such as video, as well as business (building) oriented services such as monitoring and alarming of mechanical systems and video monitor/intercom functionality. RexSpeed is being marketed to properties throughout New York City and discussions are currently under way with approximately 200 co-op, condo and rental properties for the installation of the high speed, wireless Internet access.

     EdificeRex.com, RexOffice and RexSpeed are owned by EdificeRex - in which Insignia holds 52% equity ownership. The remaining equity in EdificeRex is held by employees of the company, members of Insignia's management, strategic real estate partners and third-party investors, who invested approximately $36 million (See Note 4 - "Internet Stock Offering"). Insignia founded EdificeRex and has invested an aggregate of $7.5 million in it.

     Internet Exchanges

     Insignia also is developing Internet platform "exchanges" that will facilitate the execution of residential and commercial real estate transactions via the Internet and has invested approximately $17 million in these platforms to date. The residential exchange, called PowerChooser.com ("PowerChooser"), will be the first on-line transaction consortium of leading professional service providers for the single-family home industry. PowerChooser will offer both business-to-business and business-to-consumer applications and is expected to launch in the fall of 2000. The commercial exchange, which is being developed in partnership with other technology and real estate companies, will empower building owners and tenants to lease commercial space on-line. The commercial exchange is to be launched in selected markets prior to the end of 2000. Insignia expects these internally developing Internet exchanges to raise capital from third-party investors to fund future operations in a similar manner as EdificeRex.

     Third-party Internet Investments

     Insignia has invested more than $16 million in 17 third-party Internet-related businesses that have a real estate oriented focus. Such investments include the following Internet companies: eziaz inc.; LoopNet, Inc; PropertyFirst.com, Inc.; MyContracts.com, Inc.; Wireless, Inc.; Cubitz.com, Inc.; Granite Square, Inc.; Concrete Media, Inc.; We Media, Inc.; Bizbash.com; Cyberium, Inc.; ActBig.com, Inc.; Homestore.com, Inc. and WorkSpeed, Inc. Insignia's equity ownership in these businesses ranges from approximately 1% to 10%. Many of these businesses offer Internet technologies that Insignia is incorporating into its proprietary Internet initiatives. Insignia believes that these Internet businesses offer significant potential for marketplace success and expects to further expand this investment program to include other Internet-based businesses with similar commercial opportunity.

4.   Internet Stock Offering

     In March 2000, EdificeRex completed a $36 million private equity financing in which it sold 4,595,349 shares of its Series C Preferred Stock (representing an equity interest of approximately 14% in the company), for $7.81 per share, to a group of approximately 20 third-party investors. Following the financing, Insignia owns approximately 52% of the outstanding stock and 85% of the voting interest of EdificeRex.

5.   Preferred Stock Issuance

     In February 2000, Insignia sold 250,000 shares of perpetual convertible preferred stock, with a stated value of $100 per share, to investment funds advised by Blackacre Capital Management for an aggregate purchase price of $25 million. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof. The preferred stock pays a 4% annual dividend, payable at Insignia's option in cash or Common Stock, and is convertible into the Company's Common Stock at the option of the holder at $14 per share, subject to adjustment. The preferred stock is callable by the Company, at face value, at any time on or after February 15, 2004.

6.   Colliers BDR Acquisition

     In March 2000, the Company entered into a definitive agreement to acquire Colliers BDR, a Dutch real estate services company headquartered in Amsterdam, the Netherlands. Colliers BDR provides a variety of commercial real estate services with a specialization in corporate services and international advisory assignments. The base purchase price totaled approximately $2.0 million and was paid in cash upon final closing in June 2000. Additional purchase consideration of approximately $2.5 million, payable over three years, is contingent on the future performance of this business. Colliers BDR commenced operations as Insignia BDR in the June 2000.

7.   Insignia Opportunity Trust

     In 1999, Insignia sponsored the formation of a private real estate investment trust ("REIT"), Insignia Opportunity Trust ("IOT"). IOT, through its subsidiary operating partnership, Insignia Opportunity Partners, invests in real estate debt and, to a lesser extent, other real estate equity instruments with a focus on below investment grade commercial mortgage backed securities. At June 30, 2000, Insignia held a $5 million investment, or approximately 13% ownership, in IOT.

     IOT has received capital commitments totaling an aggregate $72 million, of which $10 million is to be invested by Insignia and the remainder to be made by strategic partners that have invested in other Insignia related transactions in prior years. Funding for these capital commitments is to be completed over the course of 2000 and 2001.

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

9.   Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

10.  Reclassifications

     Certain amounts have been reclassified to conform to the current presentation. These reclassifications have no effect on net income.

11.  Seasonality

     Seasonal factors affecting the Company are disclosed in Item 2 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations", under the caption "Nature of Operations."

12.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated. The potential shares from the conversion of preferred stock is not assumed because the inclusion of such shares would be antidilutive. In addition, because of the losses experienced for the six months of 2000 and 1999, no shares from the assumed exercise of options and warrants are included in the denominator as the result would be antidilutive.

                                                               Three Months Ended             Six Months Ended
                                                                    June 30                       June 30
                                                                    -------                       -------
                                                              2000            1999           2000           1999
                                                              ----            ----           ----           ----
                                                                      (In thousands, except per share data)
NUMERATOR:
Net income (loss)                                            $2,767          $3,033        $(1,545)        $(2,073)
   Preferred stock dividends                                   (250)              -           (394)              -
                                                             ------          ------        -------         -------

Income available to common stockholders                      $2,517          $3,033        $(1,939)        $(2,073)
                                                             ======          ======        =======         =======

DENOMINATOR:
Weighted average common shares outstanding                   21,138          21,569         20,972          21,555
Effect of dilutive securities:
   Stock options and warrants                                 1,459           1,617              -               -
                                                             ------          ------        -------         -------

Weighted average common shares and assumed conversions       22,597          23,186         20,972          21,555
                                                             ======          ======        =======         =======

Basic earnings per share                                     $ 0.12          $ 0.14        $ (0.09)        $ (0.10)
                                                             ======          ======        =======         =======
Diluted earnings per share                                   $ 0.11          $ 0.13        $ (0.09)        $ (0.10)
                                                             ======          ======        =======         =======

13.  Comprehensive Income

     Total comprehensive loss for the six months ended June 30, 2000 totaled $6.3 million and was comprised of a $1.5 million net loss, a $784,000 unrealized loss, net of tax benefit, on available-for-sale securities and foreign currency translation losses of approximately $4.0 million, net of tax benefit. The following table sets forth the components of accumulated other comprehensive loss:

                                                                                                 Accumulated
                                                                              Unrealized            Other
                                                         Foreign Currency        Gains          Comprehensive
                                                           Translation       On Securities         Income
                                                        ------------------- ----------------  -----------------
                                                                            (In thousands)

 Balance at December 31, 1999                                 $ (1,333)         $ 1,215           $   (118)

 Comprehensive losses                                           (6,663)          (1,383)            (8,046)
 Income tax benefit                                              2,706              599              3,305
                                                              --------          -------           --------
                                                                (3,957)            (784)            (4,741)

                                                              --------          -------           --------
 Balance at June 30, 2000                                     $ (5,290)         $   431           $ (4,859)
                                                              ========          =======           ========

14.  Industry Segment Data


     Insignia is an international real estate services company with operations in three principal reportable segments: commercial services, residential services and Internet initiatives. The commercial services segment provides tenant representation, property and asset management, agency leasing and brokerage, investment sales, development, and consulting services and consists of Insignia/ESG is the United States, IRE in the United Kingdom and other Insignia businesses in Germany, Italy, Belgium and the Netherlands. The commercial services segment also includes the Company's real estate investment activities. The residential services segment provides apartment brokerage and leasing, single-family home brokerage services, property management services, mortgage origination and other services and is comprised of the operations of Douglas Elliman, Realty One and Insignia Residential Group. Internet initiatives include EdificeRex, other internally developing business exchanges and investments in third-party Internet-based businesses. Operations included in "Other" represents unallocated corporate administration and assets included in "Other" consist primarily of cash and property and equipment. The following tables summarize certain financial information by reportable segment. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.


                                            Six Months Ended - June 30, 2000

                                                    Commercial     Residential       Internet
                                                     Services       Services        Initiatives         Other           Total
                                               ----------------------------------------------------------------------------------
                                                                                   (In thousands)
        REVENUES:
           Real estate services                     $ 304,571       $ 114,598       $      --         $     --        $419,169
           Property operations                          1,944              --              --               --           1,944
           Internet-based businesses                       --              --              10               --              10
                                               ----------------------------------------------------------------------------------
                                                      306,515         114,598              10               --         421,123
                                               ----------------------------------------------------------------------------------

        COSTS AND EXPENSES:
           Real estate services                       266,486         106,391              --               --         372,877
           Property operations                          1,653              --              --               --           1,653
           Internet-based businesses                       --              --          13,750               --          13,750
           Administrative                                  --              --              --            7,806           7,806
           Depreciation                                 4,302           1,960             837               29           7,128
           Amortization of intangibles                  9,768           3,009              --               --          12,777
                                               ----------------------------------------------------------------------------------
                                                      282,209         111,360          14,587            7,835         415,991
                                               ----------------------------------------------------------------------------------

                  Operating income (loss)              24,306           3,238         (14,577)          (7,835)          5,132

        OTHER INCOME AND EXPENSE:
           Interest and other income                    1,024             471             464            1,317           3,276
           Interest expense                              (422)           (574)             --           (4,792)         (5,788)
           Foreign currency transaction gains              --              --              --            1,281           1,281
           Equity earnings in real estate               2,641              --              --               --           2,641
             ventures
           Minority interest in Internet-based
             businesses                                    --              --             900               --             900
                                               ----------------------------------------------------------------------------------

        Income (loss) before income taxes              27,549           3,135         (13,213)         (10,029)          7,442

           Provision for income taxes                  13,085           1,132          (1,547)          (3,683)          8,987
                                               ----------------------------------------------------------------------------------

        Net income (loss)                           $  14,464       $   2,003       $ (11,666)        $ (6,346)       $ (1,545)
                                               ==================================================================================

                                                    Commercial     Residential       Internet
                                                     Services       Services        Initiatives         Other           Total
                                               ----------------------------------------------------------------------------------
                                                                                   (In thousands)
                 Total assets                       $ 643,073       $ 162,230       $  63,909         $ 43,152        $912,364
                 Real estate interests                 81,080              --              --               --          81,080




                                           Six Months Ended - June 30, 1999

                                                        Commercial     Residential
                                                         Services       Services         Other          Total
                                                     --------------------------------------------------------------
                                                                          (In thousands)
REVENUES:
   Real estate services                                $ 205,825      $  64,981        $     --      $ 270,806
   Property operations                                       787             --              --            787
                                                  --------------------------------------------------------------
                                                         206,612         64,981              --        271,593
                                                  --------------------------------------------------------------
 COSTS AND EXPENSES:
   Real estate services                                  189,630         61,281              --        250,911
   Property operations                                       591             --              --            591
   Administrative                                             --             --           4,627          4,627
   Depreciation                                            1,901            802              16          2,719
   Amortization of intangibles                             9,199          1,722              --         10,921
   Merger related expenses                                 5,533             --              --          5,533
                                                  --------------------------------------------------------------
                                                         206,854         63,805           4,643        275,302
                                                  --------------------------------------------------------------

          Operating income (loss)                           (242)         1,176          (4,643)        (3,709)

OTHER INCOME AND EXPENSE:
   Interest and other income                                 563            498           1,201          2,262
   Interest expense                                         (811)          (528)         (1,180)        (2,519)
   Equity earnings in real estate ventures                 1,922             --              --          1,922
                                                  --------------------------------------------------------------

Income (loss) before income taxes                          1,432          1,146          (4,622)        (2,044)

   Provision for income taxes                              1,454            516          (1,941)            29
                                                  --------------------------------------------------------------

Net income (loss)                                      $     (22)     $     613        $ (2,681)      $ (2,073)
                                                  ==============================================================

Total assets                                           $ 502,147      $ 165,565        $ 52,485       $ 720,197
Real estate interests                                     63,035             --              --          63,035

    Certain geographic information is as follows:

                                                       Six Months Ended                Six Months Ended
                                                         June 30, 2000                   June 30, 1999
                                                 ---------------------------------------------------------------
                                                                  Long-Lived                      Long-Lived
                                                    Revenues        Assets         Revenues         Assets
                                                 --------------- ------------------------------ ----------------
                                                                         (In thousands)
   United States                                    $ 364,761      $ 313,793       $ 227,324        $ 287,452
   United Kingdom                                      54,572         95,233          42,436           97,309
   Other countries                                      1,790          3,375           1,833            1,172
                                                 ---------------------------------------------------------------
                                                    $ 421,123      $ 412,401       $ 271,593        $ 385,933
                                                 ===============================================================


     Long-lived assets are comprised of property and equipment, property management contracts and costs in excess of net assets of acquired businesses.

15.  Recent Accounting Pronouncement

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which discusses the SEC's views on the recognition of revenues from certain transactions. Insignia has been informed that its accounting policy for recognition of leasing commissions should be modified to comply with SAB 101. Under SAB 101, Insignia will recognize leasing commissions at the later of either transaction closing or the occurrence of specified events to commission collection, such as tenant occupancy. Historically, the Company has generally recognized revenues from leasing commissions at the time of transaction closing, unless significant contingencies exist, consistent with standard practice in the industry.

     The SEC recently deferred the required adoption of SAB 101 until the end of the 2000 fiscal year. Therefore, Insignia will recognize the modifications required by SAB 101 on December 31, 2000 as a cumulative effect of a change in accounting principle as of January 1, 2000. The Company's analysis of the impact of this change is continuing; however, preliminary findings indicate that approximately $50 million in net commissions (before applicable taxes) would be deferred as of December 31, 1999 under the provisions of SAB 101. At this time, the Company is unable to predict the magnitude or direction of the accounting change for the 2000 fiscal year or the impact, if any, on its normal seasonal revenue patterns.

     The adoption of SAB 101 will affect the timing of the recognition of leasing transaction revenues and could have a material effect on the financial position and results of operations of the Company. Notwithstanding, the adoption of SAB 101 is not expected to impact the Company's cash flow from operations.

16.  Material Contingencies

     Anti-trust Litigation

     In 1994, Re/Max International and various franchisees filed suit in federal court in Ohio against Realty One, alleging claims under the federal antitrust laws and related state law claims. Re/Max International alleged in its complaint that Realty One conspired with Smythe, Cramer Company to institute a series of differential commission splits intended to harm Re/Max International and its franchisees in the northeast Ohio residential real estate brokerage market. Re/Max International claimed actual damages of $30 million. The federal antitrust law provides for trebling of actual damages.

     Insignia acquired Realty One in October 1997. In connection with the acquisition, the sellers agreed to indemnify the Company for any loss arising from the Re/Max International litigation up to the amount of the acquisition price of approximately $40 million. The Re/Max International case was recently tried before a jury, which resulted in a mistrial. The parties subsequently settled Re/Max International's claims in July 2000. The sellers will fund the cash portion of the settlement on behalf of Realty One pursuant to their indemnification obligations to Insignia. Realty One has agreed to cease to impose reduced commission splits on the Re/Max plaintiffs, subject to reinstatement in accordance with the terms of the settlement.

     Indemnification

     In 1998, the Company's former parent (which was then named Insignia Financial Group, Inc.) entered into a Merger Agreement with Apartment Investment and Management Company ("AIMCO"), and one of AIMCO's subsidiaries, pursuant to which the former parent was merged into AIMCO. Shortly before the merger, the former parent distributed the stock of Insignia to its shareholders in a spin-off transaction. As a requirement of the Merger Agreement, Insignia entered into an Indemnification Agreement with AIMCO. In the Indemnification Agreement, Insignia agreed generally to indemnify AIMCO against all losses exceeding $9.1 million that result from:

o breaches by the Company or our former parent of representations, warranties or covenants in the Merger Agreement,
o    actions taken by or on behalf of our former parent prior to the merger, and
o    the spin-off

     The Company also agreed generally to indemnify AIMCO against all losses, without regard to any dollar value limitation, that result from:

o amounts AIMCO paid to employees of the former parent that were not retained as employees of AIMCO;
o pre-merger obligations for goods, services, taxes or indebtedness except for those that AIMCO agreed to assume; and
o the businesses of the former parent that Insignia now owns and operates as a result of the spin-off

     The Internal Revenue Service is conducting an examination of the federal income tax returns of our former parent for the years ended December 31, 1996, December 31, 1997 and the period ended October 1, 1998. AIMCO has notified us that they are seeking indemnity from Insignia for liability they may have as a result of this audit. AIMCO may require Insignia to indemnify them for taxes, penalties, interest and professional fees for which they are liable as a result of this audit. The amount of any such liability has not yet been determined; however, the indemnity obligations could have a material adverse effect on the financial condition and results of operations of the Company.

     Litigation Claims

     Insignia and certain subsidiaries are defendants in other lawsuits arising in the ordinary course of business. Claims may result in substantial compensatory and punitive damages. Management does not expect that the results of any such lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of the Company or its subsidiaries.

17.  Equity

     During the six month period ended June 30, 2000, the Company had the following changes in stockholders' equity:

     a) Net loss of $1,545,000 for the six months ended June 30, 2000.

     b) Sale of 250,000 shares of perpetual convertible Preferred Stock for aggregate purchase price of $25 million.

     c) Exercise of stock options to purchase 252,578 shares of Common Stock at exercise prices ranging from $.72 to $11.00 per share.

     d) Sale of 217,527 shares of Common Stock, at an average price of approximately $7.44, under the Company's Employee Stock Purchase Program.

     e) Issuance of 57,153 shares of Common Stock for vested restricted stock awards.

     f) Accrued compensation of $364,000 relating to restricted stock awards.

     g) Payments of $41,000 on notes receivable for Common Stock.

     h) Other comprehensive losses of $4,741,000 for the six months ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

     Insignia is among the leading providers of commercial and residential real estate services in the United States and United Kingdom, with an expanding presence throughout other parts of continental Europe. Insignia's traditional service business operates in two principal business segments - commercial and residential real estate services - offering a diversified array of real estate services. Such services include the following: tenant representation; agency leasing; property management; consulting; investment sales; development and redevelopment; mortgage financing; single-family home brokerage; mortgage origination; title and escrow agency services; and apartment brokerage. In addition, Insignia has recently launched an Internet strategy involving an array of e-commerce initiatives and strategic alliances. This strategy consists substantially of internally developed business applications (most notably, the recently launched EdificeRex.com) and equity investments in third-party Internet-based businesses. Insignia expects this Internet strategy to expand the Company's market leadership in commercial and residential real estate services through a fundamental repositioning of the Company into a first-tier real estate-oriented e-commerce services company.

     In addition to net income, Insignia uses EBITDA (defined as real estate services revenues less direct expenses and administrative costs), Net EBITDA (defined as income before depreciation, amortization, income taxes and non-recurring one-time charges) and Net EBITDA less income taxes as indicators of the Company's financial performance. Management uses these supplemental measures in the evaluation of operations and in making financial decisions.

FINANCIAL CONDITION

     Total assets increased by approximately $117 million to $912.4 million at June 30, 2000. This increase was primarily attributable to the following items:
(i) the $67.2 million increase in receivables (fueled by the unprecedented transaction levels in the domestic commercial sector, most notably New York);
(ii) $27 million of remaining EdificeRex cash raised in the March 2000 private equity financing (which is used solely for EdificeRex operations); and (iii) further investment in Internet and capital improvement initiatives. Liabilities increased by approximately $57.9 million to $460.1 million at June 30, 2000. This increase reflects the rise in commissions payable, in conjunction with the aforementioned increase in receivables. Additionally, further borrowings on available credit facilities, the mortgage warehouse line of credit and real estate mortgage notes contributed to the increase in liabilities. Stockholders' equity increased by approximately $22.4 million to $415.4 million at June 30, 2000, substantially as a result of the $25 million convertible preferred stock issuance in February 2000.

RESULTS OF OPERATIONS

     Insignia reported material growth in total service operations for the second quarter of 2000, producing service revenues and Net EBITDA of $244.9 million and $28.6 million, respectively. These operating results represented the highest quarterly financial marks for service revenues and Net EBITDA since the Company's spin-off in September 1998 and reflected substantial gains of 56% and 104%, respectively, over the second quarter of 1999. Net EBITDA after income taxes advanced 77% to $19.6 million and income from service operations climbed sharply to $9 million for the second quarter of 2000, representing a 197% increase over the same period of 1999. The second quarter of 2000 performance was fueled by the continuance of exceptional transaction levels for both Insignia/ESG's domestic commercial business and Douglas Elliman's residential brokerage operation.

     The Company's operations for the six months of 2000 reflected service revenue gains of 55% to $419.2 million and Net EBITDA gains of 126% to $38.7 million, compared to the same period of 1999. Net EBITDA after income taxes increased 81% to $29.3 million for the six months of 2000 compared to $16.2 million for the same period of 1999. Income from service operations for the six months of 2000 rose substantially to $10.1 million compared to a loss of $2.1 million for the six months of 1999. The six-month year-over-year comparisons were favorably impacted by strong operational results of Insignia/ESG and contributions from Douglas Elliman (acquired in June 1999) and St. Quintin (acquired in March 1999) for the full six months of 2000. The 2000 operating results were achieved despite the following mitigating factors: (i) first quarter one-time expenses of more than $1.6 million for the launching of a new worldwide corporate branding; (ii) operating shortfalls at Realty One due principally to rising mortgage interest rates; and (iii) increased administrative expenses.

     Net earnings for the second quarter and six months of 2000 were adversely affected by Internet losses of $7.1 million and $13.2 million, respectively, from operations and development activities of EdificeRex and PowerChooser. Realized pre-tax gains from the sale of co-investment real estate properties of $890,000 and $2.8 million for the second quarter and six months, respectively, and foreign currency transaction gains totaling $680,000 and $1.3 million for the same periods favorably impacted earnings for 2000.

    Results for the first half of 1999 were marked by the first quarter shortage of brokerage transactions in the aftermath of the late 1998 capital markets turmoil and the $5.5 million ($3.8 million net of tax benefit) provision for merger related expenses incurred in connection with the acquisition of St. Quintin and its merger with REGL.

     As a result of the foregoing, net earnings and per share results for the second quarter of 2000 declined 9% to $2.8 million and 15% to $.11, respectively, compared to 1999. For the six months ended June 30, 2000, net earnings and per share results improved to a net loss of $1.5 million and a per share loss of $.09, compared to the same period of 1999. Earnings per share results for the second quarter and six months of 2000 are based on lower weighted average common shares outstanding (which declined by 3% compared to 1999) as a result of the Company's stock repurchase program implemented throughout 1999.

     The results of operations for the Company are more fully described below.

    The following table sets forth financial data derived from the Company's condensed consolidated statements of income for the three and six months ended June 30, 2000 and 1999, respectively (In thousands):

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                            --------                            --------
                                                     2000            1999                 2000          1999
                                                     ----            ----                 ----          ----
REAL ESTATE SERVICES REVENUE:
    Insignia/ESG                                    $ 149,090     $  89,321             $ 248,209     $ 161,556
    Europe                                             27,911        26,448                56,362        44,269
    Residential                                        67,860        40,773               114,598        64,981
                                                    ---------     ---------             ---------     ---------
                                                      244,861       156,542               419,169       270,806
                                                    ---------     ---------             ---------     ---------

COSTS AND EXPENSES:
    Real estate services                              211,485       140,415               372,877       250,911
    Administrative                                      4,995         2,743                 7,806         4,627
                                                    ---------     ---------             ---------     ---------

EBITDA - REAL ESTATE SERVICES (1)                      28,381        13,384                38,486        15,268

    Real estate FFO (2)                                 1,145         1,133                 1,913         2,103
    Interest and other income                           1,469         1,135                 2,812         2,262
    Foreign currency transaction gains                    680             -                 1,281             -
    Interest expense                                  (3,069)       (1,636)               (5,788)       (2,519)
                                                    ---------     ---------             ---------     ---------

NET EBITDA (1)                                         28,606        14,016                38,704        17,114

    Income tax provision                              (9,009)       (2,913)               (9,409)         (896)
                                                    ---------     ---------             ---------     ---------

NET EBITDA LESS INCOME TAXES (1)                       19,597        11,103                29,295        16,218

    Merger related expenses                                 -             -                     -       (5,533)
    Gains on sale of real estate                          890           347                 2,812         2,168
    Income tax (provision) benefit                      (356)         (120)               (1,125)           867

    Depreciation - FF&E                               (3,384)       (1,495)               (5,754)       (2,602)
    Amortization of intangibles                       (6,355)       (5,670)              (12,777)      (10,921)
    Depreciation - real estate                        (1,393)       (1,132)               (2,330)       (2,270)
                                                    ---------     ---------             ---------     ---------

INCOME (LOSS) FROM SERVICE OPERATIONS                   8,999         3,033                10,121       (2,073)

    Internet-based businesses, net                    (6,389)             -              (12,376)             -
    Internet depreciation                               (705)             -                 (837)             -
    Income tax benefit                                    862             -                 1,547             -

                                                     ========       =======            =========     =========
NET INCOME (LOSS)                                    $  2,767       $ 3,033            $  (1,545)    $  (2,073)
                                                     ========       =======            =========     =========


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

Commercial Real Estate Operations

     Real Estate Services

     Insignia's commercial services operations include Insignia/ESG in the United States, IRE in the United Kingdom and other Insignia businesses in Germany, Italy, Belgium and the Netherlands. The commercial businesses produced aggregate service revenues of $177 million and EBITDA of $25.6 million for the second quarter of 2000, representing approximately 72% and 77% of total service revenues and EBITDA (before unallocated administrative costs) for the period. Such results represented material gains of 53% for revenues and 123% for EBITDA, as compared to the second quarter of 1999. The second quarter of 2000 growth was entirely attributable to internal expansion, reflecting the Company's increased success in securing cross-market transactional business and continued brisk demand for office and industrial space in the United States. Insignia/ESG's domestic commercial services operation was responsible for substantially all of the year-over-year gains with the production of $149.1 million of service revenues and $22.4 million of EBITDA for the quarter. In Europe, financial results for the second quarter of 2000 remained relatively constant, in comparison to the same period of 1999, with the production of $27.9 million of service revenues and $3.2 million of EBITDA. These European results represented modest revenue gains of 11% and unchanged EBITDA compared to the second quarter of 1999. IRE was responsible for $26.7 million of European service revenues and substantially all of the EBITDA for the quarter. The continental European businesses produced no EBITDA contributions on modest service revenues of approximately $1.2 million for the second quarter of 2000. All of the commercial revenue and EBITDA growth for the second quarter of 2000 was from internal means, reflecting the Company's increased success is securing assignments from new and existing customers through the expansion of services both domestically and abroad.

     For the six months of 2000, commercial services operations produced aggregate service revenues of $304.6 million and EBITDA of $38.1 million. These results represented material gains of 48% for revenues and 135% for EBITDA, as compared to the six months of 1999. Insignia/ESG produced exceptional operating growth for the first half of 2000 as revenues climbed 54% to $248.2 million and EBITDA advanced 152% to $30.9 million. U.S. commercial real estate activity during the first half of 2000 was strong across all regions, most notable of which remained the New York metropolitan area, New England and the West Coast. New York, Insignia/ESG's largest market, remained particularly strong with significant increases in leasing activity of 71% to 20.3 million square feet in Manhattan for the first half of 2000 as compared to 1999 levels. In Europe, the market remained strong in the United Kingdom as IRE continued to perform ahead of expectations with gains of 29% to $54.6 million for service revenues and 111% to $8 million for EBITDA in the first half of 2000. Such revenue and EBITDA gains were attributable primarily to operating synergies from the merger of REGL and St. Quintin, with the remainder due to the full six-month impact of the St. Quintin business acquired in March 1999.

     Real Estate Investment Activities

     The Company's strategy of investing in qualifying real estate assets continued to produce positive contributions to the commercial business. Principal investment activities reported FFO from real estate ownership of approximately $1.1 during the second quarter of 2000, representing consistent results compared to the second quarter of 1999. For the six months of 2000, real estate investments reported FFO from real estate operations of $1.9 million, representing a 9% decline from the $2.1 million produced for the six months of 1999. The slight decline for the six months of 2000 compared to 1999 was due principally to the sale of several profitable properties in the co-investment portfolio. These results include FFO contributions of $291,000 from the three wholly-owned properties consolidated in the Company's financial statements at June 30, 2000.

     The Company reported equity earnings from real estate ventures of $911,000 and $2.6 million for the second quarter and six months of 2000, reflecting growth of 153% and 37%, respectively, compared to the same periods of 1999. These results were bolstered by pre-tax gains of $890,000 and $2.8 million for the second quarter and six months of 2000 from the disposition of five co-investment properties. The difference between real estate FFO and equity earnings is represented by depreciation of real estate, gains or losses from sales of property and provisions for impairment. Real estate depreciation increased 23% to $1.4 million in the second quarter of 2000 and 3% to $2.3 million for the six months of 2000, compared to the same periods of 1999. These advances were due principally to further co-investment purchases during the six months of 2000.

Residential Real Estate Operations

     The residential service operations - Realty One, Douglas Elliman and Insignia Residential Group - produced aggregate service revenues and EBITDA of $67.9 million and $7.8 million, respectively, for the second quarter of 2000. Such results represented gains of 66% and 68%, respectively compared to the same period of 1999. Douglas Elliman, acquired in June 1999, was responsible for the improvements over 1999. This New York based apartment brokerage business accounted for $32 million of service revenues and $5.3 million of EBITDA contributions for the second quarter. Realty One reported year-over-year declines of 5% to $29 million for service revenues and 35% to $2.4 million for EBITDA in the second quarter of 2000. These declines reflect the impact of softened demand for housing and declines in refinancing activities in Northern Ohio primarily due to higher mortgage interest rates. Realty One's transaction volume dropped 5% to $848.3 million for the quarter, down from $889.6 million for the same period of 1999. Realty One's mortgage origination business reported year-over year declines of approximately 20% in mortgage volume for the second quarter of 2000.

     For the six months of 2000, residential service operations produced aggregate service revenues of $114.6 million and EBITDA of $8.2 million, reflecting gains of 76% for revenues and 122% for EBITDA, as compared to the six months of 1999. Substantially all of the year-over-year growth, compared to 1999, was attributable to the residential brokerage operations of Douglas Elliman in New York. For the six months of 2000, Douglas Elliman produced strong results with service revenues of $55.3 million and EBITDA of $7.8 million. Realty One operations reported service revenues of $45.7 million for the six months of 2000, reflecting a modest decline of 5% compared to 1999, and a $2.4 million decline in EBITDA compared to the operating levels experienced for the same period of 1999. These Realty One operations are reflective of declines in transactional activity from the erosion of demand for single-family housing and mortgage refinancing services as a result of rising mortgage interest rates and increased competitive marketplace pressures. Insignia Residential Group produced modest declines in operating results for the six months of 2000, as compared to 1999, with service revenues of $13.6 million and EBITDA of $311,000. The absence of new business and atypical one-time expenditures of more than $450,000 adversely affected Insignia Residential Group in the first six months of 2000.

Internet Operations

     Operations of Internet-based business initiatives produced pre-tax losses of approximately $7.1 million and $13.2 million for the second quarter and six months of 2000. These losses include the operations of EdificeRex (which launched its EdificeRex.com website in February 2000) and other internally developing Internet exchanges and consist substantially of advertising and marketing campaigns, web content, consulting and personnel costs. EdificeRex had losses of $5.9 million for the second quarter and $10.2 million for the six months of 2000, all of which have been reported in the Company's financial results with the exception of $900,000 of losses charged to minority interests. It is important to note that substantially all expenses of EdificeRex have been funded with the proceeds of the $36 million equity funding in March 2000. Despite this fact, Insignia accounts for substantially all of the losses of EdificeRex because it is a consolidated subsidiary, capitalized substantially by convertible preferred stock (to which operating losses are not charged for financial reporting purposes), in which the Company owns a 52% equity interest and an 85% voting interest. Insignia anticipates its economic interest in EdificeRex to fall below 50% over the remainder of 2000 as a result of the issuance of equity to third parties. Certain events are anticipated to occur later in 2000 which would result in the loss of voting control and would lead to de-consolidation of EdificeRex for financial reporting purposes.

     Insignia incurred additional Internet losses of $1.9 million for the second quarter of 2000 and $3.1 million for the six months of 2000 from the continued development of the PowerChooser Internet exchange. PowerChooser is expected to be launched in the fall of 2000 and will represent the first on-line transaction consortium of leading professional service providers for the single-family home industry. Insignia expects to raise third-party equity for the launch of PowerChooser in the same fashion as for EdificeRex. As a result, the initial reporting of financial results for PowerChooser, subsequent to launch, is expected to be similar to the current reporting for EdificeRex. As of June 30, 2000, Insignia had invested $7.5 million in EdificeRex and an additional $17 million in the development of PowerChooser.

Other Items Affecting Net Income

     Administrative expenses rose 82% to approximately $5 million for the second quarter of 2000 and 69% to $7.8 million for the first six months of 2000, as compared to the same periods of 1999. These sharp advances are substantially attributable to increased executive compensation resulting from the extraordinary performance of the service business (as compared to the same periods of 1999) and continued growth from acquisitions and the expansion of services domestically.

     Interest expense increased 88% to $3.1 million for the second quarter of 2000 and 130% to $5.8 million for the first half of 2000, respectively, compared to the same periods of 1999. These increases are due principally to interest charges on 1999 credit facility borrowings of approximately $110 million to finance the acquisitions of Lynch Murphy, St. Quintin and Douglas Elliman. Increases in prevailing interest rates in 2000 further contributed to the escalating interest expense.

     Depreciation and amortization of intangibles for the service business (excluding property operations and Internet-based businesses) increased 36% in the aggregate to $9.7 million for the second quarter of 2000 and 37% to $18.5 million for the six months of 2000, respectively, as compared to the same periods of 1999. These increases are the result of substantial capital investments in property and equipment (see also "Liquidity and Capital Resources") and acquisitions substantially comprised of purchased intangibles.

     Results for the first half of 1999 were adversely affected by a merger related charge of $5.5 million ($3.8 million net of tax benefit) for estimated expenses in connection with the acquisition of St. Quintin in March 1999 and its subsequent combination with REGL. As previously noted, the one-time charges substantially relate to the provision for costs associated with vacated excess office space being subleased and other consolidation expenses.

     Income taxes for the second quarter and six months of 2000 were adversely impacted by the significant losses from Internet-based business initiatives and the absence of a tax benefit on the Internet-based operating losses attributable to EdificeRex.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its unrestricted cash on hand, available credit under its $185 million revolving credit facility and cash provided from operations. Unrestricted cash at June 30, 2000 totaled approximately $79.4 million, inclusive of $27 million held by EdificeRex, the Company's majority owned Internet-based subsidiary. The cash holdings of EdificeRex represent the remaining proceeds of the $36 million private equity financing in March 2000 and are used solely for the funding of ongoing operations of EdificeRex. Consequently, these funds are not available for working capital needs of the Company's core service businesses. The Company's available unrestricted cash of $52.4 million at June 30, 2000 has been favorably impacted by the $25 million raised in February 2000 from the sale of convertible preferred stock. The Company is utilizing this capital for general corporate purposes and to fund ongoing Internet initiatives and real estate investing.

     Insignia's long-term debt at June 30, 2000 totaled approximately $195.4 million. Such long-term debt consisted of the following:

      Credit facility borrowings                              $ 122,696
      Notes payable to sellers of acquired businesses             4,771
      Other debt of subsidiaries                                 12,150
                                                              ---------
           Notes payable                                        139,617

      Mortgage warehouse line of credit                          15,276
      Real estate mortgage notes payable                         40,464

                                                              =========
           Total long-term debt                               $ 195,357
                                                              =========

     The mortgage warehouse line of credit represents financing for single-family mortgage loans held for sale, which totaled $16.9 million at June 30, 2000. The real estate mortgage notes are non-recourse to the Company and are secured by underlying real estate.

     At June 30, 2000, the Company had approximately $49.5 million of remaining availability under its revolving credit facility (net of approximately $12.8 million in outstanding facility letters of credit).

     Net cash used in operating activities was approximately $31 million in the first six months of 2000 compared to $8.2 million for the same period of 1999. Cash from operations is generally low during the first half of each year as a result of annual incentive payments with respect to the preceding year and seasonal factors affecting transactional revenues (see also "Nature of Operations" below). The increased cash usage in the first half of 2000 is due substantially to the following factors: operating losses from Internet initiatives, higher incentive payments than in 1999 and seasonal and market factors resulting in slowdown in the single-family home brokerage and mortgage origination businesses. In addition to operating cash flows, the Company uses Net EBITDA and Net EBITDA less income taxes as measures of liquidity and working capital provided by operations. For the second quarter and six months of 2000, Net EBITDA increased 104% to $28.6 million and 126% to $38.7 million, respectively, compared to $14 million and $17.1 million for the same periods of 1999. Net EBITDA less income taxes totaled $19.6 million and $29.3 million, respectively, for the second quarter and six months of 2000, representing gains of 77% and 81% over the comparable periods of 1999.

     As compared to net income, the Net EBITDA and Net EBITDA less income tax measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management believes that the presentation of these supplemental measures enhance a reader's understanding of the Company's operating performance, as they provide a measure of generated cash available for use to service debt and for other required or discretionary purposes.

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

     Cash flows for capital expenditure requirements, which are not extensive under normal circumstances, generally consist of periodic computer and furniture and fixture replacements incurred in connection with acquisitions or other personnel additions. These expenditures in the first half of 2000 consisted primarily of leasehold improvements and furniture and fixtures from office relocation and expansion, computer equipment and management systems, information technology infrastructure costs and internally developed Internet-based e-commerce capabilities. During the first half of 2000, cash flows for such capital improvement needs totaled approximately $13.8 million for the service businesses. Insignia expects capital expenditures of the service businesses to approach $30 million for the 2000 year due principally to the continuing development and implementation of accounting and financial systems at Insignia/ESG and other principal operating units. A further $13 million of cash flows for property purchases in the six months of 2000 was attributable to the Internet development activities of EdificeRex and the PowerChooser Internet exchange.

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which discusses the SEC's views on the recognition of revenues from certain transactions. Under SAB 101, Insignia will recognize leasing commissions at the later of either transaction closing or the occurrence of specified events to commission collection, such as tenant occupancy. Historically, Insignia has generally recognized revenues from leasing commissions at the time of transaction closing, unless significant contingencies exist, consistent with standard practice in the industry.

     Insignia will adopt SAB 101 on December 31, 2000 with the change in accounting to be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. The Company's analysis of the impact of this change is continuing; however, preliminary findings indicate that approximately $50 million in net commissions (before applicable taxes) would be deferred as of December 31, 1999 under the provisions of SAB 101. The adoption of SAB 101 might have a material effect on the financial position and results of operations of the Company; however, it is not expected to impact the Company's cash flow from operations. At this time, the Company is unable to predict the magnitude or direction of the accounting change for the 2000 fiscal year.

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

     Changes in market interest rates on residential mortgage loans and changes in real property values in northern Ohio and New York City impact the revenues of the Company's residential brokerage and mortgage origination businesses. An increase in mortgage interest rates during the first half of 2000 adversely affected the revenues and profits of Realty One's single-family home brokerage and mortgage origination business. Realty One produced revenue and EBITDA declines of $2.5 million and $2.4 million, respectively, for the six months ended June 30, 2000, as compared to the same period of 1999.


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

FORWARD LOOKING STATEMENTS

     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements which make reference to the expectations or beliefs of the Company or any of its management are such forward-looking statements. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding the results of litigation, Insignia's future financial performance, estimated capital expenditures, statements concerning the performance of the U.S. and international commercial and residential brokerage markets. Such information also includes statements regarding the Company's plans to develop, operate or expand commercially viable Internet and e-commerce businesses, and to seek or obtain equity investments in third-party Internet-related businesses. Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note 16 - "Material Contingencies" in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

     a) Exhibits

     10.2 Employment Agreement, entered into as of August 1, 2000, by and between Insignia and Frank M. Garrison.

     27.1  Financial Data Schedule

     a) Reports on Form 8-K filed during the quarter ended June 30, 2000:

     1. Form 8-K dated and filed May 25, 2000, disclosing the Employment Agreement for the Chairman and Amended and Restated Employment Agreements for certain other executive officers.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       INSIGNIA FINANCIAL GROUP, INC.



                                       By:    /s/Andrew L. Farkas
                                              ------------------------
                                              Andrew L. Farkas
                                              Chairman of the Board and
                                              Chief Executive Officer




                                       By:    /s/James A. Aston
                                              ------------------------
                                              James A. Aston
                                              Chief Financial Officer
                                              (Principal Accounting Officer)