Form 10-Q
period 2000-09-30
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2000-11-14
CIK 1067462

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to ________

                           -------------------------

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

                           -------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 1, 2000 the Registrant had 21,458,288 shares of Common Stock outstanding.

================================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                   ----------
                                      INDEX
                                   ----------
                                                                           Page

PART I -- FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Condensed Consolidated Statements of Income for the
             Three and Nine Months Ended September 30, 2000 and 1999........ 2

           Condensed Consolidated Balance Sheets
             at September 30, 2000 and December 31, 1999.................... 3

           Condensed Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2000 and 1999.......... 4

           Notes to Condensed Consolidated Financial Statements............. 5

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............. 17

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk....... 26

PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings............................................ 27

      Item 4.  Submission of Matters to a Vote of Security Holders.......... 27

      Item 6.  Exhibits and Reports on Form 8-K............................. 28

SIGNATURES.................................................................. 29

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                         INSIGNIA FINANCIAL GROUP, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended                   Nine Months Ended
                                                       September 30                        September 30
                                                       ------------                        ------------
                                                  2000               1999              2000               1999
                                                  ----               ----              ----               ----
REVENUES
   Real estate services                        $ 219,892           $193,223         $ 639,061          $ 464,029
   Property operations                             1,509                397             3,453              1,184
                                               -----------       -------------    -------------      -------------
                                                 221,401            193,620           642,514            465,213
                                               -----------       -------------    -------------      -------------
COSTS AND EXPENSES
   Real estate services                          190,984            169,719            563,861           420,630
   Property operations                             1,193                308              2,846               899
   Internet-based businesses                       4,229                 --             17,969                --
   Administrative                                  3,757              2,620             11,563             7,247
   Depreciation                                    3,881              2,143             11,009             4,862
   Amortization of intangibles                     6,533              6,410             19,310            17,331
                                               -----------       -------------    -------------      -------------
                                                 210,577            181,200            626,558           450,969
                                               -----------       -------------    -------------      -------------

          Operating income                        10,824             12,420             15,956            14,244

OTHER INCOME AND EXPENSES:
   Gain on life insurance proceeds                19,100                 --             19,100                --
   Gain on sale of marketable securities             888                 --                888                --
   Merger related expenses                            --                 --                 --            (5,533)
   Interest and other income                       1,854              1,190              5,130             3,452
   Interest expense                               (3,629)            (2,867)            (9,417)           (5,386)
   Foreign currency transaction gains              1,167                 --              2,448                --
   Equity earnings in real estate ventures           250                 69              2,891             1,991
   Minority interests in Internet-based
   businesses                                         --                 --                900                --
                                               -----------       -------------    -------------      -------------

Income before income taxes                        30,454             10,812             37,896             8,768

Provision for income taxes                         3,426              5,406             12,413             5,435
                                               -----------       -------------    -------------      -------------

Net  income                                  $    27,028        $     5,406          $  25,483        $    3,333

Per share amounts:
    - basic                                  $      1.25        $       .25         $     1.18        $      .16
                                              ============       =============    =============      =============
    - assuming dilution                      $      1.11        $       .24         $     1.05        $      .15
                                              ============       =============    =============      =============

Weighted average common shares and
 assumed conversions:
    - basic                                       21,338             21,275             21,095            21,461
                                              ============       =============    =============      =============
    - assuming dilution                           24,317             22,463             24,353            22,964
                                              ============       =============    =============      =============
----------------------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                           September 30,         December 31,
                                                                2000                 1999
                                                                ----                 ----
                                                            (Unaudited)             (Note)
ASSETS

  Cash and cash equivalents                                  $   68,425            $   61,600
   Receivables                                                  278,761               198,364
   Mortgage loans held for sale                                  11,170                 8,290
   Insurance proceeds receivable                                 20,000                    --
   Restricted cash                                                6,339                13,685
   Property and equipment                                        79,605                60,842
   Real estate interests                                         98,792                76,298
   Investments                                                   15,252                10,095
   Property management contracts                                 24,255                30,802
   Costs in excess of net assets of acquired businesses         299,740               311,481
   Other assets                                                  25,619                23,856
                                                              -------------       -------------
Total assets                                                  $ 927,958             $ 795,313
                                                              =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                            $  28,825             $  25,306
  Commissions payable                                           137,519                82,547
  Accrued incentives                                             43,352                44,509
  Accrued and sundry liabilities                                 83,813                85,560
  Loss in excess of investment                                    3,222                    --
  Notes payable                                                 135,350               129,632
  Mortgage warehouse line of credit                               9,664                 6,235
  Real estate mortgage notes payable                             45,666                28,455
                                                              -------------       -------------
                                                                487,411               402,244

Stockholders' Equity:
  Common Stock, par value $.01 per share - authorized
    80,000,000 shares, 21,408,027 (2000) and 20,719,862
    (1999) issued and outstanding shares,  net of 1,502,600
    (2000 and 1999) shares held in treasury                        214                   207
  Preferred Stock, par value $.01 per share - authorized
    20,000,000 shares, 250,000 (2000) issued and outstanding
    shares                                                           3                    --
  Additional paid-in capital                                    413,087               382,784
  Notes receivable for common stock                              (2,181)               (1,758)
  Retained earnings                                              36,962                11,954
  Accumulated other comprehensive income (loss)                  (7,538)                 (118)
                                                              -------------       -------------
Total stockholders' equity                                      440,547               393,069
                                                              -------------       -------------
Total liabilities and stockholders' equity                    $ 927,958             $ 795,313
                                                              =============       =============

  NOTE: The Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                            Nine Months Ended

                                                                              September 30,
                                                                              -------------
                                                                         2000                 1999
                                                                         ----                 ----

OPERATING ACTIVITIES

  Net income                                                        $  25,483            $   3,333
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                     30,319               22,193
     Merger related expenses                                               --                5,533
     Equity earnings in real estate ventures                           (2,891)              (1,991)
     Foreign currency transaction gains                                (2,448)                  --
     Gain on life insurance proceeds                                  (19,100)                  --
     Gain on sale of internet stock                                      (888)                  --
     Loss on write-off of  internet investment                          2,468                   --
     Changes in operating assets and liabilities:
       Receivables                                                    (83,567)             (26,863)
       Other assets                                                     2,777               (2,153)
       Accounts payable and accrued expenses                            7,509                 (293)
       Commissions payable                                             54,972               16,613
                                                                    ------------        --------------
  Net cash provided by operating activities                            14,634               16,372

INVESTING ACTIVITIES

     Additions to property and equipment, net                         (24,390)             (16,208)
     Investment in internet-based business                            (14,813)                  --
     Proceeds from sale of internet stock                               1,293
     Purchase of property for internet-based business                  (6,084)                  --
     Payments made for acquisition of businesses                       (9,953)            (111,738)
     (Increase) decrease in mortgage loans held for sale               (2,880)               4,448
     Investment in real estate                                        (30,195)             (20,706)
     Distributions from real estate investments                        14,697               17,494
     Net decrease (increase) in restricted cash                         7,346               (6,825)
                                                                    ------------        --------------
  Net cash used in investing activities                               (64,979)            (133,535)
                                                                    ------------        --------------

FINANCING ACTIVITIES

     Proceeds from issuance of common stock                             2,032                  798
     Proceeds from issuance of preferred stock                         24,949                   --
     Proceeds from exercise of stock options                            1,813                1,055
     Purchase of treasury stock                                            --              (12,494)
     Net advances (payments) on mortgage warehouse line of credit       3,429               (6,156)
     Payments on notes payable                                         (7,557)              (2,727)
     Proceeds from notes payable                                       16,374              121,765
     Proceeds from real estate mortgage note payable                   17,211               13,551
                                                                    ------------        --------------
  Net cash provided by financing activities                            58,251              115,792
                                                                    ------------        --------------

  Effect of exchange rate changes in cash                              (1,081)                 (42)

  Net increase (decrease) in cash and cash equivalents                  6,825               (1,413)
  Cash and cash equivalents at beginning of period                     61,600               53,489
                                                                    ------------        --------------
  Cash and cash equivalents at end of period                        $  68,425            $  52,076
                                                                    ============        ==============
----------------------------------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Business

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is a fully integrated international real estate services company with operations throughout the United States, the United Kingdom and continental Europe. Insignia's real estate service businesses specialize in commercial real estate services, apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. The Company's principal real estate service businesses are Insignia/ESG, Inc. (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Douglas Elliman LLC (residential sales and rentals), Realty One, Inc. (single-family home brokerage and mortgage origination) and Insignia Residential Group, Inc. (condominium and cooperative apartment management). Insignia operates other continental European businesses in Frankfurt, Germany; Milan, Italy; Brussels, Belgium and Amsterdam, the Netherlands. The Company launched an office in Tokyo, Japan in July 2000. In addition to real estate services, Insignia invests in real estate and third-party Internet-oriented businesses and engages in the development of proprietary e-commerce business applications associated with real estate. The Company's principal real estate service businesses, real estate investment activities and Internet-based initiatives are more fully described below.

     Principal Real Estate Services

     Insignia/ESG provides a broad spectrum of commercial real estate services in the U.S., including tenant representation, property leasing and management, property disposition and acquisition, investment sales, mortgage financing, equity co-investment, development, redevelopment and consulting services. Insignia/ESG provides these services for tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. All commercial real estate services in the U.S. are rendered under the Insignia/ESG brand name. Insignia/ESG is among the leading providers of commercial real estate services in the U.S. through its leadership market position in the New York metropolitan area and significant market positions in property owner and/or tenant services in Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas, Miami and other major business districts.

     Insignia Richard Ellis ("IRE") is among the three largest commercial real estate service providers in the United Kingdom and the largest, based on market share, in central London, with additional offices in Manchester, Glasgow, Birmingham, Leeds, Liverpool and Jersey. The Company also has a minority interest in Insignia Richard Ellis Gunne, which provides real estate services in Ireland through offices in Dublin and Belfast. IRE represents the combined operations of Richard Ellis Group Limited ("REGL") (the 226 year old London-based commercial real estate firm acquired in February 1998) and St. Quintin Holdings Limited ("St. Quintin") (the London-based real estate firm acquired in March 1999). IRE provides broad-ranging services, including agency leasing, tenant representation, property sales and financing, consulting, project management, appraisal, zoning and other general services. The combined strength of IRE in London and Insignia/ESG in New York gives Insignia a commanding position in two of the world's most important global business centers.

     Douglas Elliman, Realty One and Insignia Residential Group comprise the Company's residential service operations. Insignia, through these businesses, provides a diversified array of residential real estate services including apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services and condominium and cooperative apartment management.

     Douglas Elliman operates a residential cooperative, condominium and rental apartment brokerage and leasing business in New York City. Douglas Elliman commands the number one market position for both residential sales and rentals in New York City according to the annual ranking of residential brokerage companies nation-wide as published by Real Trends in May 2000. In addition, Douglas Elliman holds leadership positions in upscale suburban markets through offices in Greenwich and Darien, Connecticut, Bernardsville/Basking Ridge, New Jersey, and three on Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Douglas Elliman has 15 offices in the New York area and closed in excess of 4,600 transactions valued at over $2 billion for 1999.

     Insignia Opportunity Trust

     In 1999, Insignia sponsored the formation of a private real estate investment trust ("REIT"), Insignia Opportunity Trust ("IOT"). Through its subsidiary operating partnership, Insignia Opportunity Partners ("IOP"), IOT invests primarily in secured real estate debt instruments and, to a lesser extent, in other real estate debt and equity instruments, with a focus on below investment grade commercial mortgage-backed securities.

     At formation, IOT received aggregate capital commitments of $71 million (of which $9 million was committed by Insignia and the remainder committed by third-party investors), which IOT in turn committed to invest in IOP in exchange for an 88.75% general partner interest in IOP. Insignia also committed to invest an additional $1 million directly in IOP in exchange for (i) a 1.25% managing general partner equity interest and (ii) a 10% non-subordinated promoted equity interest in IOP. Through September 30, 2000, the IOT investors had funded approximately $45.9 million of their aggregate commitments (including $5.8 million funded by Insignia) and Insignia had funded approximately $400,000 of its capital commitment to IOP, resulting in an Insignia ownership interest of approximately 12.6% in IOT and 11.25% in IOP. Funding of the remaining capital commitments is to be completed over the course of 2000 and 2001.

     Internet Initiatives

     Insignia's Internet strategy involves an extensive array of e-commerce initiatives and strategic alliances, including internally developed Internet-oriented businesses and equity investments in third-party businesses seeking to capitalize on Internet-related opportunities primarily in the real estate industry. The Company's Internet initiatives are discussed below:

     Third-party Internet Investments

     At September 30, 2000, Insignia held equity investments of more than $15 million in 16 third-party Internet-related businesses. Such investments include interests in the following: eziaz, inc.; LoopNet, Inc; PropertyFirst.com, Inc.; MyContracts.com, Inc.; Wireless, Inc.; Granite Square, Inc.; Concrete Media, Inc.; We Media, Inc.; Bizbash.com; Cyberium, Inc.; ActBig.com, Inc.; Homestore.com, Inc.; and WorkSpeed, Inc. Insignia's equity ownership in these businesses ranges from 1% to 10%. In October 2000, Insignia invested an additional $250,000 in Viva Group, Inc. Insignia believes that these businesses offer significant potential for marketplace success.

     During the quarter ended September 30, 2000, Insignia incurred a loss of approximately $2.5 million from the write-off of its investment in Cubitz.com and realized a gain of $888,000 on the sale of its equity investment in Homestore.com. The remaining privately held Internet-based businesses in which Insignia holds equity investments continue to pursue the fulfillment of their e-commerce initiatives; however, all will require the raising of further equity or debt capital in order to ultimately achieve marketplace success. If these businesses are unable to successfully raise the required capital, Insignia could incur further losses from impairment write-offs.

     EdificeRex

     Insignia's first internally developed e-commerce initiative to go "live" on the Internet was the residential Internet portal website located at www.edificerex.com, which is operated by EdificeRex.com, Inc. ("EdificeRex"). EdificeRex was founded by Insignia with an initial capital investment of $7.5 million for technology development and initial start-up operations. In March 2000, EdificeRex raised approximately $36 million in a private equity financing to fund on-going operations and expansion. EdificeRex is a holding company that wholly-owns the following businesses:

o RexHome.com, Inc. - This company operates the residential building-centric Internet portal known as EdificeRex.com, which was launched in New York City in February 2000. This portal, which is targeted at residents of luxury condominium, cooperative and rental apartment buildings, offers a unique combination of building-centric services (such as the on-line submission of electronic work-orders and access to account statements) and ultra-local, neighborhood-oriented editorial content and information, as well as preferred access to many local invitation-only events.

o RexOffice.com, Inc. - This company operates a web-based office building operating system connecting property owners, managers and tenants at www.rexoffice.com. RexOffice, which targets small and medium size businesses, offers customized building and tenant intranets, property owner/manager extranets, web-based productivity tools for businesses, ultra-local content and the opportunity to purchase goods and services through an aggregated buying platform, as well as building-specific on-line work order systems designed to streamline communications among tenants, property managers and building owners. RexOffice was launched in New York City in late October 2000.

o RexSpeed, Inc. - RexSpeed is a residential "smart building" technology infrastructure company for multi-tenant apartment buildings in the 21st century (see www.rexspeed.com). RexSpeed offers high-speed wireless Internet access, data storage and back-up, content filtering and home-networking services to building residents, as well as building management services such as monitoring and alarming of mechanical systems and video intercom systems. RexSpeed provides these services via proprietary in-building wireless local area networks ("WLAN's") which utilize the state-of-the-art 802.11b protocol.

     Deconsolidation - In the third quarter of 2000, Insignia restructured its interest in EdificeRex through an exchange of a portion of the Company's shares (which carried 10 votes per share) for a different class of shares (which carry one vote per share). This restructuring resulted in a reduction of Insignia's voting interest in EdificeRex to 47% and required the Company to de-consolidate the operating results of EdificeRex beginning with the third quarter of 2000. The restructuring did not affect Insignia's economic ownership of EdificeRex, with Insignia continuing to hold an economic interest of approximately 50%.

     During the first half of 2000, Insignia consolidated EdificeRex and recorded losses of approximately $9.3 million, or $3.2 million in excess of the Company's investment. This excess loss is being carried as a deferred credit on the Company's balance sheet until such time as EdificeRex achieves profitability or Insignia disposes of its interest in EdificeRex.

     PowerChooser

     Insignia is developing Internet-based "exchange" marketplaces that will facilitate the execution of residential and commercial real estate transactions via the Internet. Insignia's investment in the technology platform designed to enable and power the residential exchange, called PowerChooser.com, is carried on the Company's balance sheet at approximately $10.8 million through September 30, 2000 and is expected to launch in early 2001. PowerChooser is believed to represent the first on-line transaction consortium of leading professional service providers for the single-family home industry and will offer both business-to-business and business-to-consumer applications. Insignia expects PowerChooser and other internally developed Internet exchanges to raise capital from third-party investors to fund future operations in a similar manner as EdificeRex.

2.   Preferred Stock Issuance

     In February 2000, Insignia sold 250,000 shares of perpetual convertible preferred stock, with a stated value of $100 per share, to investment funds advised by Blackacre Capital Management for an aggregate purchase price of $25 million. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The preferred stock pays a 4% annual dividend, payable at Insignia's option in cash or Common Stock, and is convertible into the Company's Common Stock at the option of the holder at $14 per share, subject to certain adjustments. The preferred stock is redeemable by the Company, at face value, at any time on or after February 15, 2004. Through September 30, 2000, dividends of $475,000 have been paid from the issuance of 43,417 shares of Common Stock.

3.   Life Insurance Gain

     In September 2000, Insignia recognized a pre-tax gain of $19.1 million from proceeds under a "key man" life insurance policy on the life of Edward S. Gordon, a member of Insignia's Office of the Chairman who passed away on September 21, 2000. The $20 million insurance policy was purchased as a part of Insignia's acquisition of Edward S. Gordon Company, Inc. in June 1996. Pursuant to Mr. Gordon's employment agreement, Insignia incurred a $900,000 obligation payable to Mr. Gordon's estate at the time of his passing. The $20 million insurance claim was included in receivables at September 30, 2000 and was subsequently collected in October 2000.

4.   Colliers BDR Acquisition

     In March 2000, the Company entered into a definitive agreement to acquire Colliers BDR, a Dutch real estate services company headquartered in Amsterdam, the Netherlands. Colliers BDR provides a variety of commercial real estate services with a specialization in corporate services and international advisory assignments. The base purchase price totaled approximately $2.0 million and was paid in cash upon final closing in September 2000. Additional purchase consideration of approximately $2.5 million, payable over three years, is contingent on the future performance of this business. Colliers BDR commenced operations as Insignia BDR in June 2000.

5.  Merger Related Expenses

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

6.  Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

7.  Reclassifications

     Certain amounts have been reclassified to conform to the current presentation. These reclassifications have no effect on net income.

8.  Seasonality

     Seasonal factors affecting the Company are disclosed in Item 2 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Nature of Operations."

9.  Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                Three Months Ended              Nine Months Ended
                                                                  September 30                    September 30
                                                                  ------------                    ------------
                                                               2000             1999            2000            1999
                                                            -----------     ------------    ------------    ------------
                                                                       (In thousands, except per share data)

NUMERATOR:
Net income                                                $     27,028       $     5,406      $   25,483     $     3,333
Preferred stock dividends                                         (250)               --            (644)             --
                                                            -----------     ------------    ------------    ------------
Numerator for basic earnings per share - income
   available to common stockholders                             26,778             5,406          24,839           3,333
Effect of dilutive securities:
   Preferred stock dividends                                       250                --             644              --
                                                            -----------     ------------    ------------    ------------

Numerator for diluted earnings per share - income
   available to common stockholders after assumed
   conversions                                            $     27,028       $     5,406      $   25,483     $     3,333
                                                            ===========     ============    ============    ============
DENOMINATOR:
Denominator for basic earnings per share - weighted
   average common shares                                        21,338            21,275          21,095          21,461
Effect of dilutive securities:
   Stock options and warrants                                    1,193             1,188           1,472           1,503
   Convertible preferred stock                                   1,786                --           1,786              --
                                                            -----------     ------------    ------------    ------------
Denominator for diluted earnings per share - weighted
   average common shares and assumed conversions                24,317            22,463          24,353          22,964
                                                            ===========     ============    ============    ============

Basic earnings per share                                 $       1.25      $               $                $       0.16
                                                            ===========     ============    ============    ============
Diluted earnings per share                               $       1.11      $               $       1.05     $       0.15
                                                            ===========     ============    ============    ============

10. Comprehensive Income

     Comprehensive income for the nine months ended September 30, 2000 totaled $18.1 million and was comprised of net income of $25.5 million and other comprehensive losses and reclassification adjustments of $7.4 million. The following tables set forth the components of accumulated other comprehensive income (loss) for the periods indicated:

                                                                              Unrealized        Accumulated Other
 Nine Months Ended -- September 30, 2000                 Foreign Currency        Gains             Comprehensive
                                                           Translation       On Securities         Income (Loss)
                                                       -----------------------------------------------------------
                                                                              (In thousands)

 Balance -- December 31, 1999                               $    (1,333)        $     1,215     $        (118)

 Comprehensive loss                                             (10,850)             (1,000)          (11,850)
 Reclassification adjustment for realized gains                      --                (888)             (888)
 Income tax benefit                                               4,487                 831             5,318
                                                       -----------------------------------------------------------
                                                                 (6,363)             (1,057)           (7,420)
                                                       -----------------------------------------------------------
 Ending Balance -- September 30, 2000                      $     (7,696)      $         158      $     (7,538)
                                                       ===========================================================

                                                                              Unrealized        Accumulated Other
 Nine Months Ended -- September 30, 2000                 Foreign Currency        Gains             Comprehensive
                                                           Translation       On Securities         Income (Loss)
                                                       -----------------------------------------------------------
                                                                              (In thousands)

 Balance -- December 31, 1998                           $           141      $           --      $        141

 Comprehensive income (loss)                                       (581)                970               389
 Income tax benefit (expense)                                       250                (426)             (176)
                                                       -----------------------------------------------------------
                                                                   (331)                544               213

                                                       -----------------------------------------------------------
 Ending Balance -- September 30, 1999                    $         (190)       $        544         $     354
                                                       ===========================================================

11. Industry Segment Data

     Insignia is an international real estate services company with operations in three principal reportable segments: commercial services, residential services and Internet initiatives. The commercial services segment provides tenant representation, property and asset management, agency leasing and brokerage, investment sales, development, and consulting services and consists of Insignia/ESG is the United States, IRE in the United Kingdom and other Insignia businesses in Germany, Italy, Belgium, the Netherlands and Japan. The commercial services segment also includes the Company's real estate investment activities. The residential services segment provides apartment brokerage and leasing, single-family home brokerage services, property management services, mortgage origination and other services and is comprised of the operations of Douglas Elliman, Realty One and Insignia Residential Group. Internet initiatives include equity investments in third-party Internet-based businesses and the internally developed businesses of EdificeRex and PowerChooser. Operations included in "Other" represents unallocated corporate administration and assets included in "Other" consist primarily of cash and property and equipment. The following tables summarize certain financial information by reportable segment. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.

                     Nine Months Ended - September 30, 2000

                                            Commercial        Residential         Internet
                                             Services            Services        Initiatives      Other        Total
                                           --------------------------------------------------------------------------------
                                                                              (In thousands)
REVENUES:

   Real estate services                    $  460,120     $   178,941      $       --        $      --      $  639,061
   Property operations                          3,453              --              --               --           3,453
                                           --------------------------------------------------------------------------------
                                              463,573         178,941              --               --         642,514
                                           --------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Real estate services                       399,574         164,287              --               --         563,861
   Property operations                          2,846              --              --               --           2,846
   Internet-based businesses                       --              --          17,969               --          17,969
   Administrative                                  --              --              --           11,563          11,563
   Depreciation                                 6,840           3,078           1,049               42          11,009
                                           --------------------------------------------------------------------------------
   Amortization of intangibles                 14,790           4,520              --               --          19,310
                                           --------------------------------------------------------------------------------
                                              424,050         171,885          19,018           11,605         626,558

          Operating income (loss)              39,523           7,056         (19,018)         (11,605)         15,956

OTHER INCOME AND EXPENSE:
   Gain on life insurance proceeds                 --              --              --           19,100          19,100
   Gain on sale of marketable                      --              --             888               --             888
   Interest and other income                    1,517             896             464            2,253           5,130
   Interest expense                              (689)         (1,014)             --           (7,714)         (9,417)
   Foreign currency transaction gains              --              --              --            2,448           2,448
   Equity earnings in real estate               2,891              --              --               --           2,891
   Minority interest in Internet-based
     business                                      --              --             900               --             900
                                           --------------------------------------------------------------------------------
Income (loss) before income taxes              43,242           6,938         (16,766)           4,482          37,896

   Provision (benefit) for income taxes        18,207           4,040          (4,279)          (5,555)         12,413
                                           --------------------------------------------------------------------------------

Net income (loss)                          $   25,035    $      2,898      $  (12,487)       $  10,037      $   25,483
                                           ================================================================================

Total assets                               $  688,472    $    163,143      $   25,824        $  50,519      $  927,958
Real estate interests                          98,792              --              --               --          98,792


                     Nine Months Ended - September 30, 1999

                                              Commercial        Residential
                                               Service            Services        Other         Total
                                              ---------------------------------------------------------
                                                                  (In thousands)
  REVENUES:
Real estate services                       $  334,424       $   129,605     $       --      $  464,029
Property operations                             1,184                --             --           1,184
                                              ---------------------------------------------------------
                                              335,608           129,605             --         465,213
                                              ---------------------------------------------------------
  COSTS AND EXPENSES:
Real estate services                          302,977           117,653             --         420,630
Property operations                               899                --             --             899
Administrative                                     --                --          7,247           7,247
Depreciation                                    3,590             1,241             31           4,862
Amortization of intangibles                    14,107             3,224             --          17,331
                                              ---------------------------------------------------------
                                              321,573           122,118          7,278         450,969
                                              ---------------------------------------------------------

            Operating income (loss)            14,035             7,487         (7,278)         14,244

  OTHER INCOME AND EXPENSE:
Merger related expenses                        (5,533)               --             --          (5,533)
Interest and other income                         758               831          1,863           3,452
Interest expense                               (1,244)             (872)        (3,270)         (5,386)
Equity earnings in real estate ventures         1,991                --             --           1,991
                                              ---------------------------------------------------------

  Income (loss) before income taxes            10,007             7,446         (8,685)          8,768

    Provision for income taxes                  5,733             3,350         (3,648)          5,435
                                              ---------------------------------------------------------

  Net income (loss)                         $   4,274       $     4,096    $    (5,037)     $    3,333
                                              =========================================================
  Total assets                              $ 543,890       $   165,572    $    42,839      $  752,301
  Real estate interests                        63,566                --             --          63,566

Certain geographic information is as follows:

                                          Nine Months Ended
                           September 30, 2000              September 30, 1999
                      ------------------------------------------------------------
                                     Long-Lived                      Long-Lived
                      Revenues         Assets          Revenues             Assets
                      ------------------------------------------------------------
                                            (In thousands)
United States        $ 549,925      $ 309,921       $ 393,376        $ 287,204
United Kingdom          86,580         90,677          68,405          102,559
Other countries          6,009          3,002           3,432            1,219
                      ------------------------------------------------------------
                     $ 642,514      $ 403,600       $ 465,213        $ 390,982
                      ============================================================

     Long-lived assets are comprised of property and equipment, property management contracts and costs in excess of net assets of acquired businesses.

12. Recent Accounting Pronouncement

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 ("SFAS"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for financial statements for fiscal years beginning after September 15, 2000. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition, which discusses the SEC's views on the recognition of revenues from certain transactions. Insignia has been informed that its accounting policy for recognition of leasing commissions should be modified to comply with SAB 101. Under SAB 101, Insignia will recognize leasing commissions at the later of either transaction closing or the occurrence of specified events to commission collection, such as tenant occupancy. The Company has historically recognized revenues from leasing commissions at the time of transaction closing, unless significant contingencies exist, consistent with standard practice in the industry.

     The SEC recently deferred the required adoption of SAB 101 until the end of the 2000 fiscal year. Therefore, Insignia will recognize the modifications required by SAB 101 on December 31, 2000 as a cumulative effect of a change in accounting principle as of January 1, 2000. The Company's analysis of the impact of this change is continuing; however, preliminary findings indicate that approximately $54 million in net commissions (before applicable taxes) would not be recognized in income as of December 31, 1999 under the provisions of SAB 101. Insignia has not yet completed its assessment of the impact of SAB101 compliance on its 2000 financial results.

     The adoption of SAB 101 will affect the timing of the recognition of leasing transaction revenues and could have a material effect on the financial position and results of operations of the Company. Notwithstanding, the adoption of SAB 101 is not expected to impact the Company's cash flow from operations.

13. Material Contingencies

     Antitrust Litigation

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

     Insignia acquired Realty One in October 1997. In connection with the acquisition, the sellers agreed to indemnify the Company for any loss arising from the Re/Max International litigation up to the amount of the acquisition price of approximately $40 million. The Re/Max International case was recently tried before a jury, which resulted in a mistrial. The parties subsequently settled Re/Max International's claims in July 2000, whereby Realty One agreed to cease to impose reduced commission splits on the Re/Max plaintiffs, subject to reinstatement in accordance with the terms of the settlement. In September 2000, the court entered a judgment against Realty One in the amount agreed to by the parties, but also included in its judgment several terms governing Realty One's conduct to which the parties had not agreed. Realty One has appealed the court's judgment. The sellers have funded the initial cash portion of the settlement on behalf of Realty One pursuant to their indemnification obligations to Insignia and are obligated to fund the remainder over time. The payment of the first portion of the judgement was made without prejudice to Realty One's rights of appeal.

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

14. Equity

     During the nine month period ended September 30, 2000, the Company had the following changes in stockholders' equity:

     a) Net Income of $25,483,000 for the nine months ended September 30, 2000.

     b) Sale of 250,000 shares of perpetual convertible Preferred Stock for aggregate purchase price of $25 million.

     c) Issuance of 43,417 shares of Common Stock representing a $475,000 stock dividend on convertible Preferred Stock.

     d) Exercise of stock options to purchase 272,331 shares of Common Stock at exercise prices ranging from $.72 to $11.00 per share.

     e) Sale of 265,815 shares of Common Stock, at an average price of approximately $7.98, under the Company's Employee Stock Purchase Program.

     f) Issuance of 60,625 shares of Common Stock for vested restricted stock awards.

     g) Accrued compensation of $540,000 relating to restricted stock awards.

     h) Issuance of 45,977 shares of Common Stock for notes receivable. Payments of $77,000 on notes receivable for Common Stock.

     i) Other comprehensive losses and reclassification adjustments of $7,420,000 for the nine months ended September 30, 2000.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

INTRODUCTION

     Insignia is among the leading providers of commercial and residential real estate services in the United States and United Kingdom, with an expanding presence throughout other parts of continental Europe and Japan. Insignia's traditional real estate service businesses operate in two principal business segments - commercial and residential real estate services - offering a diversified array of real estate services. Such services include the following: tenant representation; agency leasing; property management; consulting; investment sales; development and redevelopment; mortgage financing; single-family home brokerage; mortgage origination; title and escrow agency services; and apartment brokerage. In addition to real estate services, Insignia has recently launched an Internet strategy involving an array of e-commerce initiatives and strategic alliances. This strategy consists of equity investments in third-party Internet-based businesses and internally developed business applications (EdificeRex and PowerChooser).

     In addition to net income, Insignia uses EBITDA (defined as real estate services revenues less direct expenses and administrative costs), Net EBITDA (defined as income before depreciation, amortization, income taxes and non-recurring one-time charges) and Net EBITDA after taxes as indicators of the Company's financial performance. Management uses these supplemental measures in the evaluation of operations and in making financial decisions.

FINANCIAL CONDITION

     Total assets increased by approximately $132.6 million to $928 million at September 30, 2000. This increase was primarily attributable to the following items: (i) the $80.4 million increase in receivables (fueled by the unprecedented transaction levels in the domestic commercial sector, most notably New York); (ii) the $20 million insurance proceeds receivable from a "key man" life insurance policy on the life of Edward S. Gordon, a member of Insignia's Office of the Chairman who passed away on September 21, 2000 and (iii) continued investment in property and equipment and real estate interests.

     Liabilities increased by approximately $85.2 million to $487.4 million at September 30, 2000. This increase is reflective of the $55 million increase in commissions payable, in correlation with the aforementioned increase in receivables. Additionally, further borrowings on available credit facilities, the mortgage warehouse line of credit and real estate mortgage notes contributed to the increase in liabilities. Stockholders' equity increased by approximately $47.5 million to $440.5 million at September 30, 2000, principally as a result of the $25 million convertible preferred stock issuance in February 2000, a $19.1 million life insurance gain recognized in September 2000 and other net earnings of $6.4 million.

RESULTS OF OPERATIONS

     Insignia reported considerable growth in total real estate service operations for the third quarter of 2000, producing service revenues and Net EBITDA of $219.9 million and $25.5 million, respectively. These operating results were fueled by vigorous organic growth in the Company's U. S. and European commercial real estate services operations and represent gains of 14% and 28%, respectively, over the third quarter of 1999. Net EBITDA after taxes advanced 30% to $19.2 million and income from real estate operations climbed sharply to $8.4 million for the third quarter of 2000, representing a 55% increase over the same period of 1999.

     The Company's operations for the nine months of 2000 reflected service revenue gains of 38% to $639.1 million and Net EBITDA gains of 73% to $64.2 million, compared to the same period of 1999. Net EBITDA after taxes increased 56% to $48.5 million for the nine months of 2000 compared to $31.0 million for the same period of 1999. Income from real estate operations for the nine months of 2000 grew sharply to $18.5 million, a 159% gain from $7.2 million for the nine months of 1999. The nine-month year-over-year comparisons were favorably impacted by strong operational results of Insignia/ESG and contributions from Douglas Elliman (acquired in June 1999) and St. Quintin (acquired in March 1999) for the full nine months of 2000. The 2000 operating results were achieved despite the following mitigating factors: (i) first quarter one-time expenses of more than $1.6 million for the launching of a new worldwide corporate branding;
(ii) operating shortfalls at Realty One due principally to rising mortgage interest rates; and (iii) increased administrative expenses.

     Net income for the third quarter and nine months of 2000 rose sharply to $27 million and $25.5 million, respectively, compared to $5.4 million and $3.3 million for the same periods of 1999. The aforementioned $19.1 million life insurance gain contributed materially to the sharp increase in net earnings. Realized pre-tax gains from the sale of co-investment real estate properties of $391,000 and $3.2 million for the third quarter and nine months, respectively, and foreign currency transaction gains totaling $1.2 million and $2.4 million for the same periods also favorably impacted earnings for 2000. Conversely, net income for the third quarter and nine months of 2000 was adversely affected by pre-tax Internet losses of $3.6 million and $16.8 million, respectively.

    The comparative results for 1999 were marked by the first quarter shortage of brokerage transactions in the aftermath of the late 1998 capital markets turmoil and the $5.5 million ($3.8 million net of tax benefit) provision for merger related expenses incurred in connection with the acquisition of St. Quintin and its merger with REGL.

     As a result of the foregoing, net income per share for the third quarter and nine months of 2000 climbed significantly to $1.11 and $1.05, respectively, compared to $0.24 and $0.15 for the same periods of 1999. Earnings per share results for 2000 are based on higher fully diluted common shares as a result as of the assumed conversion of the convertible preferred stock issued in February 2000.

     The results of operations for the Company are more fully described below.

     The following table sets forth financial data derived from the Company's condensed consolidated statements of income for the three and nine months ended September 30, 2000 and 1999, respectively (in thousands):

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                           -------------                         -------------
                                                     2000                1999               2000              1999
                                                     ----                ----               ----              ----
REAL ESTATE SERVICES REVENUE:
    Insignia/ESG                                   $119,322        $   101,031         $  367,531       $
    Europe                                           36,226             27,568             92,589            71,837
    Residential                                      64,344             64,624            178,941           129,605
                                                 -------------     -------------      -------------      -------------
                                                    219,892            193,223            639,061           464,029
                                                 -------------     -------------      -------------      -------------
COSTS AND EXPENSES:
    Real estate services                            190,984            169,719            563,861           420,630
    Administrative                                    3,757              2,620             11,563             7,247
                                                 -------------     -------------      -------------      -------------
EBITDA - REAL ESTATE SERVICES (1)                    25,151             20,884             63,637            36,152

    Real estate FFO (2)                                 998                813              2,911             2,916
    Interest and other income (3)                     1,854              1,190              4,666             3,452
    Foreign currency transaction gains                1,167                 --              2,448                --
    Interest expense                                 (3,629)            (2,867)            (9,417)           (5,386)
                                                 -------------     -------------      -------------      -------------

NET EBITDA (1)                                       25,541             20,020             64,245            37,134

    Applicable income tax                           (6,380)             (5,251)           (15,789)           (6,128)
                                                 -------------     -------------      -------------      -------------

NET EBITDA AFTER TAXES (1)                           19,161             14,769             48,456            31,006

    Gains on sale of real estate                        391                388              3,203             2,556
    Tax on real estate gains                          (156)               (155)            (1,281)           (1,022)

    Depreciation - FF&E                             (3,193)             (1,987)            (8,947)           (4,589)
    Amortization of intangibles                     (6,533)             (6,410)           (19,310)          (17,331)
    Depreciation - real estate                      (1,299)             (1,199)            (3,629)           (3,469)
                                                 -------------     -------------      -------------      -------------
                                                   (11,025)             (9,596)           (31,886)          (25,389)
                                                 -------------     -------------      -------------      -------------

INCOME FROM REAL ESTATE OPERATIONS                    8,371              5,406             18,492             7,151

    Merger-related expenses                               --                --                  -            (5,533)
    Gain on life insurance proceeds                  19,100                 --             19,100                --
    Internet-based businesses                       (3,341)                 --            (15,717)               --
    Internet depreciation                             (212)                 --             (1,049)               --
    Income tax benefit                                3,110                 --              4,657             1,715
                                                 -------------     -------------      -------------      -------------
                                                     18,657                 --              6,991            (3,818)
                                                 -------------     -------------      -------------      -------------
NET INCOME                                         $ 27,028       $      5,406       $     25,483      $      3,333
                                                 =============     =============      =============      =============

(1) Neither EBITDA, Net EBITDA nor Net EBITDA after taxes, as disclosed above, should be construed to represent cash provided by operations determined pursuant to generally accepted accounting principles ("GAAP"). These measures are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms.

(2) Funds From Operations ("FFO") is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment.

(3) Interest and other income for the nine months of 2000 excludes $464,000 of interest income of EdificeRex, which is reflected in Internet-based businesses.

Commercial Real Estate Operations

     Real Estate Services

     Insignia's commercial real estate service operations include Insignia/ESG in the United States, IRE in the United Kingdom and other Insignia businesses in Germany, Italy, Belgium, the Netherlands and Japan. The commercial businesses produced aggregate service revenues of $155.5 million and EBITDA of $22.5 million for the third quarter of 2000, reflecting gains of 21% for revenues and 47% for EBITDA, as compared to the third quarter of 1999. Such operating results represented approximately 71% and 78% of Insignia's total real estate service revenues and EBITDA (before unallocated administrative costs) for the quarter. Substantially all of the revenue and EBITDA gains for the third quarter of 2000 was organic, reflecting the Company's continued success in securing assignments from new and existing commercial real estate customers in both the United States and Europe.

     Insignia/ESG's domestic commercial real estate services operation produced material gains over 1999 with a revenue increase of 18% to $119.3 million and a EBITDA increase of 25% to $14.7 million for the third quarter of 2000. U.S. commercial leasing activity remained strong across the board, with all Insignia/ESG regions contributing to the revenue and EBITDA growth for the third quarter. The New York region, Insignia/ESG's largest market, continued to produce exceptional operating results with revenue and EBITDA production for the third quarter of 2000 running 34% and 38%, respectively, ahead of 1999 levels.

     Insignia/ESG's results for the third quarter of 2000 were lowered by approximately $500,000 for its share of expenses related to Project Octane. Project Octane is a consortium of major real estate companies that is developing an e-marketplace for commercial real estate services. Insignia joined the consortium in September 2000 and is an equal participant in Project Octane's on-line transaction platform initiative, along with CB Richard Ellis, Inc., Jones Lang LaSalle Incorporated and Trammell Crow Company. Insignia's shares of expenses includes a catch-up for costs incurred since March 2000 prior to Insignia's participation.

     In Europe, financial results for the third quarter of 2000 improved significantly over the same period of 1999 with aggregate service revenue gains of 31% to $36.2 million and EBITDA gains of 120% to $7.7 million. These operating advances reflect strength in the central European business districts, especially in IRE's London operation and the Frankfurt, Germany operation. As evidence, Insignia Richard Ellis produced service revenues and EBITDA of $32 million and $6.3 million, respectively, in the third quarter of 2000. Such operating results represented growth of 23% in revenues and 96% in EBITDA for the third quarter. In Germany, operating results for the third quarter of 2000 reflected marked improvement over the same period of 1999 with service revenue and EBITDA increases of 140% to $3.6 million and 302% to $1.6 million, respectively.

     For the nine months of 2000, commercial real estate services operations produced aggregate service revenues and EBITDA of $460.1 million and $60.5 million, respectively, representing advances of 38% and 93% over the same period of 1999. Insignia/ESG produced exceptional operating growth for the nine months of 2000 as revenues climbed 40% to $367.5 million and EBITDA advanced 90% to $45.6 million. In Europe, IRE continued to produce operating results ahead of expectations with service revenue and EBITDA gains of 27% to $86.6 million and 104% to $14.3 million, respectively, compared to 1999. The year-over-year surges in revenue and EBITDA reflects the market strength in the United Kingdom as well as the increase in market share in the central London leasing market as a results of the successful integration of REGL and St. Quintin in 1999.

     Real Estate Investment Activities

     The Company's strategy of investing in qualifying real estate assets continued to produce positive contributions to the commercial business. Principal investment activities produced FFO from real estate ownership of approximately $1 million during the third quarter of 2000, representing a 23% increase over the third quarter of 1999. For the nine months of 2000, real estate operations produced FFO of $2.9 million, unchanged from the same period of 1999. These results include FFO contributions of $584,000 from wholly-owned properties consolidated in the Company's financial statements at September 30, 2000.

     The Company reported equity earnings from real estate ventures of $250,000 and $2.9 million for the third quarter and nine months of 2000, reflecting gains of 252% and 45%, respectively, compared to the same periods of 1999. Equity earnings was bolstered by pre-tax gains of $391,000 and $3.2 million, respectively, for the third quarter and nine months of 2000 from co-investment property sales. The difference between real estate FFO and equity earnings is represented by depreciation of real estate, gains or losses from sales of property and provisions for impairment. Real estate depreciation increased 8% to $1.3 million in the third quarter of 2000 and 5% to $3.6 million for the nine months of 2000, compared to the same periods of 1999. These advances were due principally to further co-investment purchases during the nine months of 2000.

Residential Real Estate Operations

     The residential real estate service operations - Realty One, Douglas Elliman and Insignia Residential Group - produced aggregate service revenues and EBITDA of $64.3 million and $6.4 million, respectively, for the third quarter of 2000. Service revenues were flat and EBITDA production was down 22% compared to the third quarter of 1999. These residential operating results were adversely affected by shortfalls at Realty One attributable to soft demand for housing and declines in refinancing activities in northern Ohio primarily due to higher mortgage interest rates. In the third quarter of 2000, Realty One's service revenues declined 7% to $28.4 million and EBITDA declined 9% to $3.1 million. Realty One's transaction volume slipped 6% to $861.5 million in the third quarter of 2000. Realty One's mortgage origination business reported year-over year declines of approximately 21% in mortgage volume for the third quarter of 2000. Douglas Elliman produced service revenue increases of 7% for the third quarter of 2000, compared to 1999, yet EBITDA declined 36% to $3.2 million. The EBITDA shortfall was attributable to a 15% decline in units sold, which reflects a shortage of Manhattan apartments for sale. Insignia Residential Group's third quarter 2000 services revenues remained flat compared to 1999 at $6.5 million, while EBITDA rose 155% to $123,000 due to cost reductions in the reorganization of the management business.

     For the nine months of 2000, residential service operations produced aggregate service revenues of $178.9 million and EBITDA of $14.7 million, reflecting gains of 38% for revenues and 23% for EBITDA, as compared to the nine months of 1999. Substantially all of the year-over-year growth, compared to 1999, was attributable to the residential brokerage operations of Douglas Elliman in New York. For the nine months of 2000, Douglas Elliman produced strong results with service revenues of $84.7 million and EBITDA of $11 million. Realty One operations reported service revenues of $74.2 million for the nine months of 2000, reflecting a decline of 6% compared to 1999, and a $2.7 million decline in EBITDA compared to the operating levels experienced for the same period of 1999. Realty One's operating results are reflective of the aforementioned adverse effects of higher mortgage interest rates on housing demand and mortgage origination's. Insignia Residential Group's operating results for the nine months of 2000 reflect flat service revenues at $20.1 million and a nominal improvement in EBITDA production of 28% to $434,000, compared to 1999.

Internet Operations

     Internet-based business operations, which adversely affected net income, produced pre-tax losses of approximately $3.6 million and $16.8 million (including applicable depreciation) for the third quarter and nine months of 2000. These losses include $9.3 million attributable to EdificeRex operations for the first half of 2000. Such losses, which consisted substantially of advertising and marketing campaigns, web content, consulting and personnel costs, were $3.2 million in excess of Insignia's investment in EdificeRex. During the third quarter of 2000, Insignia restructured its interest in EdificeRex, resulting in a reduction of it's voting interest to 47%. The loss of voting control required the Company to de-consolidate the operating results of EdificeRex beginning with the third quarter of 2000. Commencing with the third quarter or 2000, Insignia uses the equity accounting method to account for its equity investment in EdificeRex. Under equity accounting, Insignia will record no further losses in EdificeRex and the $3.2 million of excess losses charged in the first half of 2000 will be recognized in income upon achievement of profitability by EdificeRex or upon Insignia's disposal of its equity investment in EdificeRex.

     Insignia incurred operating losses of $2.0 million and $5.9 for the third quarter and nine months of 2000 attributable to the continued development of the PowerChooser Internet exchange and other internal Internet initiatives. PowerChooser is expected to launch in early 2001 and will represent the first on-line transaction consortium of leading professional service providers for the single-family home industry. In addition, Internet losses for the third quarter and nine months of 2000 include a $2.5 million one-time loss for the write-off of Insignia's investment in the Cubitz.com Internet company and a one-time gain of $888,000 on the sale of the Company's equity investment in Homestore.com.

Other Items Affecting Net Income

     Administrative expenses rose 43% to approximately $3.8 million for the third quarter of 2000 and 60% to $11.6 million for the first nine months of 2000, as compared to the same periods of 1999. These increases are reflective of increased compensation resulting from the extraordinary performance of the service business (as compared to the same periods of 1999) in combination with the continued growth of the Company through acquisitions and the expansion of services domestically.

     Interest expense increased 27% to $3.6 million for the third quarter of 2000 and 75% to $9.4 million for the nine months of 2000, respectively, compared to the same periods of 1999. These increases are due principally increases in prevailing interest rates and interest charges on 1999 credit facility borrowings of approximately $110 million to finance the acquisitions of Lynch Murphy, St. Quintin and Douglas Elliman and further borrowings of $15 million in 2000 to finance internet initiatives.

    Income for the third quarter and nine months of 2000 was significantly enhanced by the $19.1 million insurance gain from a "key man" life insurance policy on the life of Edward S. Gordon, a member of Insignia's Office of the Chairman who passed away on September 21, 2000.

     Depreciation and amortization of intangibles for real estate service operations (excluding property operations and Internet-based businesses) increased 16% in the aggregate to $9.7 million for the third quarter of 2000 and 29% to $28.3 million for the nine months of 2000, respectively, as compared to the same periods of 1999. These increases are the result of substantial capital investments in property and equipment (see also "Liquidity and Capital Resources") and acquisitions substantially comprised of purchased intangibles.

     The comparative results for the nine months of 1999 were adversely affected by a merger related charge of $5.5 million ($3.8 million net of tax benefit) for estimated expenses in connection with the acquisition of St. Quintin in March 1999 and its subsequent combination with REGL. As previously noted, the one-time charges substantially relate to the provision for costs associated with vacated excess office space being subleased and other consolidation expenses.

     Income taxes for the third quarter of 2000 reflect a decline of 37% compared to 1999, despite higher income, due to the non-taxable nature of the previously mentioned life insurance gain. For the nine months of 2000, income taxes increased 128% over 1999 as a result of substantially higher earnings and the absence of a tax benefit on the majority of EdificeRex losses incurred in the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its unrestricted cash on hand, available credit under its $185 million revolving credit facility and cash provided from operations. Unrestricted cash at September 30, 2000 totaled approximately $68.4 million. The Company's unrestricted cash at September 30, 2000 has been favorably impacted by the $25 million raised in February 2000 from the sale of convertible preferred stock. In addition, in October 2000 Insignia collected $20 million of proceeds from a "key man" life insurance policy on the life of Edward S. Gordon, a member of Insignia's Office of the Chairman who passed away on September 21, 2000. The $20 million insurance claim was included in receivables at September 30, 2000. The Company utilizes such capital for general corporate purposes, expansion of the service platform through acquisitions and office openings and to fund ongoing real estate investment activities and Internet initiatives.

     Insignia's long-term debt at September 30, 2000 totaled approximately $190.7 million. Such long-term debt consisted of the following (in thousands):

 Credit facility borrowings                                       $ 121,403
 Notes payable to sellers of acquired businesses                      4,301
 Other debt of subsidiaries                                           9,646
                                                                ------------
      Notes payable                                                 135,350
 Mortgage warehouse line of credit                                    9,664
 Real estate mortgage notes payable                                  45,666
                                                                ------------
      Total long-term debt                                        $ 190,680
                                                                ============
     The mortgage warehouse line of credit represents financing for single-family mortgage loans held for sale, which totaled $9.7 million at September 30, 2000. The real estate mortgage notes are non-recourse to the Company and are secured by underlying real estate.

     At September 30, 2000, the Company had approximately $47 million of remaining availability under its revolving credit facility (net of approximately $16.6 million in facility letters of credit outstanding).

     Net cash provided by operating activities was approximately $14.6 million for nine months of 2000 compared to $16.4 million for the same period of 1999. In addition to operating cash flows, the Company uses Net EBITDA and Net EBITDA after taxes as measures of liquidity and working capital provided by operations. For the third quarter and nine months of 2000, Net EBITDA increased 28% to $25.5 million and 73% to $64.2 million, respectively, compared to $20 million and $37.1 million for the same periods of 1999. Net EBITDA after taxes totaled $19.2 million and $48.5 million, respectively, for the third quarter and nine months of 2000, representing gains of 30% and 56% over the comparable periods of 1999.

     As compared to net income, the Net EBITDA and Net EBITDA after tax measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management believes that the presentation of these supplemental measures enhance a reader's understanding of the Company's operating performance, as they provide a measure of generated cash available for use to service debt and for other required or discretionary purposes.

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

     Cash flows for capital expenditure requirements, which are not extensive under normal circumstances, generally consist of periodic computer and furniture and fixture replacements incurred in connection with acquisitions or other personnel additions. These expenditures in the first nine months of 2000 consisted primarily of leasehold improvements and furniture and fixtures from office relocation and expansion, computer equipment and management systems, information technology infrastructure costs and internally developed Internet-based e-commerce capabilities. During the first nine months of 2000, cash flows for such capital improvement needs totaled approximately $24.4 million for the real estate service businesses. Insignia expects capital expenditures of the service businesses to approach $30 million for the 2000 year due principally to the continuing development and implementation of accounting and financial systems at Insignia/ESG and other principal operating units. A further $6 million of cash flows for property purchases in the nine months of 2000 was attributable to the development activities of the PowerChooser exchange.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 ("SFAS"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective for financial statements for fiscal years beginning after September 15, 2000. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

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

     Insignia will adopt SAB 101 on December 31, 2000 with the change in accounting to be recognized as a cumulative effect of a change in accounting principle as of January 1, 2000. The Company's analysis of the impact of this change is continuing; however, preliminary findings indicate that approximately $54 million in net commissions (before applicable taxes) would be deferred as of December 31, 1999 under the provisions of SAB 101. The adoption of SAB 101 might have a material effect on the financial position and results of operations of the Company; however, it is not expected to impact the Company's cash flow from operations. At this time, the Company is unable to predict the magnitude or direction of the accounting change for the 2000 fiscal year.

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

     Changes in market interest rates on residential mortgage loans and changes in real property values in northern Ohio and New York City impact the revenues of the Company's residential brokerage and mortgage origination businesses. An increase in mortgage interest rates during the first nine months of 2000 adversely affected the revenues and profits of Realty One's single-family home brokerage and mortgage origination business. Realty One reported decreases in revenue and EBITDA of $4.8 million and $2.7 million, respectively, for the nine months ended September 30, 2000, as compared to 1999.

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

FORWARD LOOKING STATEMENTS

     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements which make reference to the expectations or beliefs of the Company or any of its management are such forward-looking statements. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding the results of litigation, Insignia's future financial performance, estimated capital expenditures and statements concerning the performance of the U.S. and international commercial and residential brokerage markets. Such information also includes statements regarding the Company's plans to develop, operate or expand commercially viable Internet and e-commerce businesses, and to seek or obtain equity investments in third-party Internet-related businesses. Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate risks and financing risks.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

     See Note 13 - "Material Contingencies" in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     The Annual Meeting of Stockholders of the Company was held on July 5, 2000, at 11:00 a.m., Eastern Time, to vote on the following items:

1. Election of three (3) directors, each for a term of three years expiring in 2003, all of which were elected.

                                       NUMBER OF                NUMBER OF              NUMBER OF       % OF VOTES CAST
             NAME                 SHARES APPROVING           SHARES WITHHELD       BROKER NON-VOTES          CAST
             ----                 ----------------           ---------------       ----------------          ----
      Robin L. Farkas                 15,677,187                   1,047,004                                93.7%
      Robert J. Denison               16,431,371                     292,820                                98.2%
      H. Strauss Zelnick              15,622,236                   1,101,955                                93.4%

2. The ratification of the amendment to the Company's Executive Performance Incentive Plan.

                                                    % OF VOTES
                                                        CAST
                                                        ----
      For                             16,400,804        98.1%
      Against                            293,091
      Withheld                            30,296
      Broker Non-Votes                        --
                                 -----------------
                                      16,724,191


3. The ratification of the appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending December 31, 2000.


                                                    % OF VOTES
                                                         CAST
                                                    ----------
      For                            16,714,554        99.9%
      Against                             4,420
      Withheld                            5,217
      Broker Non-Votes                       --
                                    -------------
                                     16,724,191
                                    -------------

There were no other matter brought to a vote before the security holders.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits

   10.6(m)   Amendment No. 5 to Warrant Agreement, dated as of
             September 18, 2000, between Insignia Financial Group, Inc. and APTS Partners, L.P., providing for the issuance of warrants to purchase 266,667 shares of common stock.

   10.6(n)   Amendment No. 5 to Warrant Agreement, dated as of
             September 18, 2000, between Insignia Financial Group, Inc. and APTS Partners, L.P., providing for the issuance of warrants to purchase 293,333 shares of common stock.

   10.6(o)   Amendment No. 6 to Warrant Agreement, dated as of
             September 18, 2000, between Insignia Financial Group, Inc. and APTS Partners, L.P., providing for the issuance of warrants to purchase 316,667 shares of common stock.

   10.6(p)   Amendment No. 7 to Warrant Agreement, dated as of
             September 18, 2000, between Insignia Financial Group, Inc. and APTS V, L.L.C., providing for the issuance of warrants to purchase 51,944 shares of common stock.

   27.1      Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         INSIGNIA FINANCIAL GROUP, INC.


                              By: /s/Andrew L. Farkas
                                  ------------------------------------------
                                  Andrew L. Farkas
                                  Chairman and Chief Executive Officer


                              By: /s/James A. Aston
                                  ------------------------------------------
                                 James A. Aston
                                 Chief Financial Officer