Form 10-K
period 2000-12-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2001-03-28
CIK 1067462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. {X}

At March 1, 2001, there were 21,691,064 shares of Common Stock outstanding. Based on the reported closing price of $13.00 per share on the New York Stock Exchange on such date, the aggregate market value of Registrant's Common Stock held by non-affiliates was approximately $250 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

                                     Part I

Item 1.  Business

ORGANIZATION

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is an international real estate services company with operations throughout the United States and United Kingdom as well as in continental Europe, Asia and Latin America. Insignia, incorporated on May 6, 1998 under the name Insignia/ESG Holdings, Inc., originally was a wholly-owned subsidiary of a company also named Insignia Financial Group, Inc. ("Former Parent"). On September 21, 1998, Former Parent effected the spin-off of Insignia through a pro rata distribution (the "Spin-Off") to the holders of common stock of Former Parent of all the outstanding common stock of Insignia (the "Common Stock"). On November 2, 1998, Insignia assumed the name of Former Parent, "Insignia Financial Group, Inc.," and reclaimed Former Parent's original New York Stock Exchange symbol, "IFS." Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 984-8033.


     Insignia's real estate service businesses specialize in commercial real estate services, apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. The Company's principal real estate service businesses are Insignia/ESG, Inc. (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Douglas Elliman LLC (residential sales and rentals), Realty One, Inc. (single-family home brokerage and mortgage origination) and Insignia Residential Group, Inc. (condominium and cooperative apartment management). Insignia operates other European businesses in Frankfurt, Germany; Milan, Italy; Brussels, Belgium; Dublin, Ireland; Belfast, Northern Ireland; and Amsterdam, the Netherlands. Insignia enjoys overall market dominance for commercial and residential real estate services in New York through the leading market positions of Insignia/ESG, Douglas Elliman and Insignia Residential Group.


     The Company commenced operations in Asia in July 2000 by establishing an office in Tokyo, Japan and subsequently acquiring Brooke International, a commercial real estate services company with existing offices in Hong Kong, China and Thailand, in December 2000. The Company also recently extended its service capability into Latin America with the March 2001 acquisition of Grupo Inmobiliario Inova S.A de C.V. ("Inova"), located in Mexico City, and plans to further extend its Asian platform with the acquisition of Brooke International's operations in India in early April 2001.

     In addition to real estate services, Insignia invests in real estate assets, through co-investment initiatives with institutional clients, principal development activities and real estate funds. The Company's real estate service businesses and real estate investment activities are more fully described below.

REAL ESTATE SERVICES

COMMERCIAL REAL ESTATE SERVICES


     The Company's commercial real estate services are performed through Insignia/ESG in the United States, Insignia Richard Ellis ("IRE") in the United Kingdom and other Insignia subsidiaries in continental Europe, Asia and Latin America. The Company's commercial services operations generated aggregate service revenues of $641.9 million in 2000, or approximately 73% of the Company's total service revenues and representing substantial gains over $497.8 million in 1999 and $378.4 million in 1998.


United States Operations


     The Company's U.S. commercial real estate services operations commenced in 1991 as a division of Former Parent. The move into full-service brokerage commenced in 1996 with the acquisition of Edward S. Gordon Company Incorporated and subsequent expansion of brokerage operations nationwide. In the U.S., the Company is among the leading providers of commercial real estate services, with leadership positions in the New York metropolitan marketplace and significant positions in other major markets including Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and Miami. The Company's growth in the late 1990's was fueled largely by acquisitions of regional commercial real estate service companies. However, its growth in 2000 was almost fully achieved through the organic expansion of its client base. U.S. commercial real estate services operations comprise the Company's largest business unit, accounting for approximately 57% of total service revenues for the 2000 year. U.S. commercial service operations generated service revenues of approximately $500.2 million in 2000, reflecting material growth over $389.2 million in 1999 and $312.9 million in 1998.


     The Company provides a broad spectrum of commercial real estate services throughout the U.S. to corporations and other major space users, property owners and investors. These services include tenant representation, property leasing and management, property acquisition and disposition services, investment sales, mortgage financing, equity co-investment, development, redevelopment and consulting services. The Company serves tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties, representing 224 million square feet of commercial real estate including 148 million square feet of office space, 56 million square feet of industrial space, 15 million square feet of retail space and 5 million square feet of mixed use space. These services are provided on a third-party basis for companies such as The Irvine Company, Teachers Insurance and Annuity Association, Chase Manhattan, TA Realty, Lend Lease and others. During 2000, the Company completed U.S. sales and leasing transactions totaling in excess of 180 million square feet of commercial real estate, including more than $5.0 billion of commercial property sales. Insignia/ESG's major corporate clients include Chase Manhattan, Lehman Brothers, The New York Times Company, Barclays and Metropolitan Life.


     All commercial real estate services in the U.S. are rendered under the Insignia/ESG brand. The Company prides itself on the consistent, high-quality delivery of its services across geographic markets, property types and disciplines and is active to varying degrees in 47 U.S. markets. Specialized divisions within the U.S. commercial services business are Capital Advisors (investment sales and financing activities), Hotel Partners (hotel/hospitality brokerage services) and Commercial Investments Group (fee-development and redevelopment services).


     The Company represents many leading corporations and property owners, helping them to fulfill their real estate needs in this marketplace. During the 2000 year, Insignia/ESG extended its market-leading position in New York with participation in 24 of Manhattan's 50 largest office-leasing transactions, including the top three, according to a list published in the February 2001 issue of Crain's New York Business. This represents the fourth consecutive year that Insignia/ESG held the number one position in this survey and reflects an increase from 17 of the top 50 transactions for the 1999 year. In addition, Insignia/ESG was also responsible for the largest leasing transaction in New Jersey for the second year in a row and 8 of the top 20, according to the January 2001 issue of Real Estate New Jersey.

     The Company's reputation and success throughout the U.S. serves as the primary catalyst for growth and expansion of commercial real estate services both domestically and internationally. The Company's growth strategy combines targeted acquisitions of companies that offer complementary skill sets as well as the expansion of servicing capabilities in select markets through broker recruitment initiatives. Expansion is primarily focused on first tier markets (those comprising 75 million square feet or more) and secondarily on opportunities in second tier U.S. and international markets (those comprising 25 million to 74 million square feet). Since May 1998, the Company has completed acquisitions of commercial real estate service companies in Chicago, Philadelphia and Boston, and expanded its service capabilities in Los Angeles, San Francisco, Atlanta and Miami.

United Kingdom and European Operations


     The Company's European businesses consist of commercial real estate operations in the United Kingdom, Germany, Italy, Belgium and the Netherlands. European operations, which accounted for 16% of Insignia's total service revenues, produced approximately $141.8 million in service revenues, concluded more than 66 million square feet of sales and lease transactions and arranged the sale of more than $9.0 billion in commercial property in 2000. For the 1999 and 1998 years, Insignia's European operations generated service revenues of $108.6 million and $65.4 million, respectively. The growth in European operations for 2000 was primarily achieved through the organic expansion of the Company's client base in the U.K. This expansion was substantially due to the successful integration in 1999 of Richard Ellis Group Limited ("REGL"), acquired in 1998, and St. Quintin Holdings Limited ("St. Quintin"), acquired in 1999, into a single U.K. operation with a leading market position in London. The British Pound (Sterling) represents the only foreign currency of a material business operation, as more than 90% of Insignia's foreign operations were derived in the U.K. for both 2000 and 1999, with services revenues of $132.2 million and $104.6 million, respectively. The continental European businesses contributed positive results for 2000 with more than $9.5 million of service revenues. The continental European businesses are expected to provide increasingly meaningful contributions over time through the maturation of operations and expansion of service capabilities throughout their markets.

     The Company's U.K. subsidiary is among the three largest commercial real estate service providers in the United Kingdom and the largest, based on 25% market share for leasing activity, in central London. The Company provides extensive coverage of the entire United Kingdom market through full-service offices in London, Glasgow, Birmingham, Leeds, Manchester, Liverpool and Jersey, and holds a minority equity interest in an Irish real estate services company with offices in Ireland and Northern Ireland through offices in Dublin and Belfast. The Company's U.K. operation provides broad-ranging real estate services, including agency leasing, tenant representation, property sales and financing, consulting, project management, appraisal, zoning and other general services. The major income components are agency leasing, tenant representation and property sales and financing. The 2000 year was exceptionally successful for the U.K. operation, reflecting the full benefit of the 1999 operational merger of REGL and St. Quintin and a robust real estate market in the U.K.

     The combined strength of the Company's subsidiaries in New York and London gives Insignia a commanding position in two of the world's most important global business centers. The U.S. and U.K. operations have benefited from transatlantic cross-selling opportunities, which are expected to grow in impact over time, in light of the global business environment and the prominence of New York and London as world financial capitals.


     The U.K. operations are viewed as the springboard for the Company's continued global expansion of the commercial real estate services platform. Since the initial acquisition of REGL in February 1998, the U.K. operations have assisted in the establishment of service operations in Frankfurt, Germany, Milan, Italy, Brussels, Belgium and Amsterdam, the Netherlands.

Asian Operations

     The Company launched operations in Asia during 2000 with the establishment of an office in Tokyo, Japan in July 2000 and the acquisition of Brooke International, a Hong Kong based commercial real estate services company, in December 2000. The Tokyo operation serves the Company's clients throughout Japan.


     Brooke International, founded in 1988, employs approximately 80 real estate professionals and support personnel in four offices in Hong Kong, China, and Thailand. The acquisition provides the Company with an ideal platform from which to serve existing clients in Asia, particularly in corporate real estate services and investment business, and should also create cross-selling opportunities with the U.S., U.K. and continental European businesses. Insignia expects to expand its Asian operations with the acquisition of Brooke International's operations in India in early April 2001 and anticipates further expansion in Asia as additional attractive opportunities are identified.


Commercial Services

     The full range of commercial services provided by the Company world-wide include the following:

     Tenant Representation-- acquisition or disposition of leased or owned space on behalf of space users

     Consulting -- specialization in large, multi-faceted transactions (usually 50,000 square feet or more) requiring in-depth planning, analysis and execution

     Investment Sales-- sale or acquisition of all types of commercial property on behalf of owners

     Mortgage Financing -- arrangement of financing (either debt or equity) on behalf of owners of all types of commercial properties

     Agency Leasing -- marketing of available space within commercial properties on behalf of owners/landlords and the consummation of leases with tenants

     Property Management -- responsibility for the financial and operational aspects of a commercial property, which sometimes involve specialized services such as construction management, engineering or energy management

     Facilities Management -- responsibility for the delivery of services for properties owned and occupied by corporations, institutions, government agencies, hospitals, colleges and universities

     Industrial Services -- specialized services performed for the owners and/or users of manufacturing, warehouse, distribution or flex-space (combining office and industrial uses) facilities

     Property Development and Redevelopment -- development and construction services for owners of office, industrial and retail properties, and the re-development/re-positioning of properties for owners looking to create enhanced value

     Real Estate Investment -- primarily through ownership in equity co-investment partnerships and development property with select clients

Market Trends

     United States

  o Clients Demand More Services; Desire to Consolidate Service Providers -- As real estate requirements become more sophisticated, clients' needs follow. Increasingly, companies want to be able to turn to a single source for all of their real estate use, investment and management requirements. As a result, clients with multiple real estate requirements ranging from occupancy needs to investment objectives are consolidating service providers. Whereas several years ago it might have been common for real estate owners, users and investors to hire several different companies in different locations to manage their needs, the industry is seeing a trend towards the hiring of fewer providers to address all of a client's requirements.

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

     The Company's response to the foregoing is to seek to become an advisor for corporations and financial institutions with respect to their real estate use, investment and management requirements in the same manner that major investment banks are advisors to a corporation's corporate finance requirements. By focusing on providing the highest quality services with the best talent in the major business centers of the world, the Company seeks to become the "one-stop" resource for all real estate requirements, specializing in the more complex and creative transactions that characterize today's worldwide marketplace.

     Europe

     The consensus forecast for the U.K. economy projects the slowdown of overall growth in the commercial real estate sector in 2001 (compared with 2000), while overall growth in the Euro based economies is expected to remain at levels relatively consistent with the 2000 year. After very strong activity in 2000, occupational demand in Southeast England will moderate, especially in the information technology and telecommunications sectors; however, the market will remain tightly supplied due to limited new development for office space. The global slowdown and reduced dynamism in technology sectors are likely to lower the pressure of demand over the course of 2001 in some European markets, causing leasing activity to decline.

Competitive Position/Competition

     The Company believes that it is well positioned to meet the competitive challenges present in the commercial real estate marketplace. Among its competitive strengths are:

         o strong reputation and recognition of the Company's brand names within the industry

         o        quality and depth of both its management and brokerage staff

         o entrepreneurial corporate culture, which allows it to respond quickly to opportunities

         o unique methodologies for implementing large, complex transactions

         o complete array of services, which allows it to both meet existing client needs and take advantage of cross-selling opportunities

         o extensive property services portfolio, which provides significant economies of scale

         o        proven mergers and acquisitions capability

         o market leadership in two of the world's most important financial centers-- New York and London

         o focus on attracting, retaining, supporting and promoting the highest quality, most skilled personnel in the industry

     U.S. Commercial Real Estate Services

     Competition is intense in the U.S. commercial property services industry, particularly in the areas of tenant representation, property leasing and management and other services in which the Company is engaged. Historically, most competitors have been regional or local companies specializing in one or more aspects of the business (e.g., property management, tenant representation, etc.). However, the consolidation trend has spawned fewer, larger international competitors that are integrated across property types and disciplines. The Company competes increasingly with these full-service national competitors, including CB Richard Ellis, Cushman & Wakefield, Grubb & Ellis, Jones Lang LaSalle and Trammel Crow.

     Different factors weigh heavily in the competition for tenant representation and property services assignments. For major tenant representation assignments, competition is based on quality of services, demonstrated track record, breadth of resources, analytical skills and market knowledge. The Company has a distinct methodology for executing major tenant representation assignments, which combines brokerage and consulting disciplines. This methodology, honed in New York over the past decade, is being exported to top tier markets throughout the United States. Further, the Company has an outstanding track record in completing major tenant representation assignments. Over the last two years, the Company, as tenant representative, has arranged major transactions for such well-known entities as the following: Chase Manhattan, Lehman Brothers, Credit Suisse First Boston, John Wiley & Sons, Barclays, Global Crossing, Marsh & McLennan, Winstar Communications, Martha Stewart Enterprises, Waterhouse Securities and Citigroup.

     As previously noted, the Company participated in the top three office-leasing transactions and 24 of Manhattan's 50 largest office-leasing transactions for the 2000 year according to a list published in the February 2001 issue of Crain's New York Business. Insignia's creativity and transaction-structuring expertise have been recognized by a leading trade group, which annually recognizes two New York City transactions as its "Deals of the Year." The Company has been the recipient of such awards in four of the past five years. The Company believes that its outstanding track record provides a distinct competitive advantage.

     Competition for third-party commercial property services is based principally on cost and the quality of service, including the ability to enhance asset values. The Company's personnel are experienced in managing a wide variety of property types in locations throughout the country. This enables Insignia to offer an owner of a large diversified portfolio the ability to obtain experienced management for most or all of its properties through one organization. The Company believes that it has demonstrated an ability to effectively manage, lease and improve the value of properties. In addition, the Company believes that it has developed a reputation for quality service and attention to detail for clients, investors and tenants alike. The Company also believes that its economies of scale and state-of-the-art management information systems allow it to offer services efficiently and at an overall cost that is competitive with or less expensive than those offered by other property service companies. Because of its size and diversity, the Company is able to control operating costs by spreading fixed overhead expenses across its large service base, which enhances profitability and enables Insignia to pass cost savings on to the property owners for which it provides services. Major property owner clients include The Irvine Company, Lend Lease, Chase Manhattan and Teachers Insurance and Annuity Association.

     U.K Commercial Real Estate Services


     Competition is also intense among commercial service providers in the U.K. With 2000 revenues of $132.2 million, the Company's U.K. subsidiary has established itself as a market leader with a "top three" position in the U.K. in commercial property markets, along with DTZ and Jones Lang Lasalle. The Company has also achieved the number one position in the highly competitive central London market for leasing services for 2000 (according to a survey published in the March 3, 2001 issue of Estates Gazette), surpassing several long entrenched competitors. The Company believes that its U.K. subsidiary's operations and reputation place Insignia at a strategic advantage over other primary competitors including CB Hiller Parker, Knight Frank, Cushman & Wakefield and FPD Savills.


RESIDENTIAL REAL ESTATE SERVICES

     The Company's residential real estate services are performed in the U.S. through the collective operations of Douglas Elliman, Realty One and Insignia Residential Group.. Through these businesses, the Company provides a diversified array of residential real estate services throughout northern Ohio and the New York metropolitan area including apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services and condominium and cooperative apartment management. The Company's residential services operations generated aggregate service revenues of $233.2 million in 2000, or approximately 27% of the Company's total service revenues and representing material gains over $180.7 million in 1999 and $129 million in 1998.

Residential Sales and Rentals


     Through Douglas Elliman, founded in 1911 and acquired by Insignia in June 1999, the Company operates a residential cooperative, condominium and rental apartment brokerage and leasing firm in New York City. Douglas Elliman commands the number one market position for both residential sales and rentals in New York City according to the annual ranking in the March 2001 issue of Crain's New York Business. In addition, Douglas Elliman operates in upscale suburban markets through offices in Greenwich and Darien, Connecticut, Bernardsville/Basking Ridge, New Jersey, and Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Douglas Elliman has more than 900 brokers, supported by 130 corporate employees in 15 offices in the New York City area. In 2000, Douglas Elliman's apartment brokerage and leasing business closed transactions valued at over $2.8 billion and generated service revenues of approximately $107.5 million, or 12% of the Company's total service revenues for 2000.

Single Family Home Brokerage and Mortgage Origination


     Through Realty One, established in 1953 and acquired by Former Parent in October 1997, the Company operates a full-service single-family residential brokerage, mortgage origination and title insurance business headquartered in Cleveland and having offices throughout northern Ohio. Realty One's current business operation is the result of nearly 60 separate mergers and acquisitions. Realty One's operations constitute the largest residential real estate brokerage firm in Ohio and the fourteenth largest (based on unit volume) in the United States according to Real Trends "Big Brokers Report" published in May 2000. Realty One employs approximately 1,500 sales associates and 600 corporate and support staff located in 46 offices throughout northern Ohio and represents more than 100 residential builders. For 2000, Realty One participated in residential sales transactions valued at nearly $3 billion. Realty One's residential services operation produced $99.2 million in service revenues for 2000, accounting for approximately 11% of the Company's total service revenues.

     The Company, through the combined businesses of Douglas Elliman and Realty One, operates the tenth largest residential brokerage operation in the United States, with more than 25,000 transactions valued at approximately $5.8 billion for the 2000 year.


Cooperative and Condominium Management

     Through Insignia Residential Group, acquired by Former Parent in September 1995, the Company operates the largest manager of cooperatives, condominiums and rental apartments in the New York metropolitan area, according to a survey in the February 2001 issue of The Cooperator. Insignia Residential Group provides full service third-party fee management for more than 300 properties, comprising in excess of 60,000 residential units, and employ's over 300 people located in offices throughout the greater New York metropolitan area. Among the notable properties currently managed by Insignia Residential Group in New York City are the San Remo, Worldwide Plaza, Fresh Meadows, Horizon House and West Village Houses. Manhattan is the largest market for Insignia Residential Group, although it does maintain a presence in each of the other four boroughs of New York City as well as Long Island, Westchester County and Northern New Jersey. In addition to property management, Insignia Residential Group also offers mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions. Insignia Residential Group's residential management and mortgage brokerage business generated total service revenues of $26.5 million in 2000, representing approximately 3% of the Company's service revenues for the year.

Residential Services

     The residential services provided by the Company include the following:

     Residential Brokerage -- agency representation of both buyers and sellers in the purchase and sale of residential housing, including assisting the seller in pricing the property, marketing and advertising the property, showing the property to prospective buyers, assisting the parties in negotiating the terms of the sale and closing the transaction

     Leasing -- marketing of available space on behalf of owners/landlords of properties and the consummation of leases with tenants

     Rental Brokerage -- agency representation of rental clients in the procurement of suitable apartment housing

     Relocation Services -- assisting both corporations and individuals in the sale, procurement and temporary management of residential properties for corporations and transferees (including large group moves as well as individual relocations)

     Builder Marketing Services -- representing and consulting with large national and local developers providing marketing, research studies, product development and brokerage services

     Mortgage Origination -- convenient and competitive mortgage services to single family residential customers and many other brokerages throughout northern Ohio. The Company represents more than 15 mortgage lenders in northern Ohio, each offering multiple financial products

     Title Services -- complete title services to single family residential brokerage customers which streamlines the home-buying and selling process by enabling customers to conduct their entire sale or purchase transaction from one central site, with coordinated business services creating a true "one-stop shopping" experience

     Escrow Agency-- residential escrow agency services facilitating the closing of property sales

    Property Management -- involves providing accounting services on a cash or accrual basis, lease administration, central purchasing, cash management, insurance oversight, collections and compliance monitoring, and construction management

    Transfer Agent -- On behalf of cooperative and condominium clients, the Company processes applications of prospective purchasers, arranges and attends closings, facilitates the assignment of proprietary leases and provides safekeeping of leases and other documents


    Mortgage Brokerage Services -- mortgage brokerage services including resale and financing arrangements for customers through third-party financial institutions


Market Trends


     The residential brokerage industry is currently defined by several key trends, including the following: market compression; market fragmentation; and consolidation. Profit margins are being compressed primarily as a result of increasing splits paid to real estate agents and rising marketing costs in response to increased market competition. There are more than 50,000 residential brokerage companies in the U.S., one quarter of which are currently estimated to be unprofitable, according to various industry research studies. No single independent broker commands more than 1% of the national market, and no national franchise company maintains more than an 11% market share, with only three franchise companies holding more than 3%.


     The residential brokerage industry has been consolidating for some time. Through the exceptional brand names of Realty One and Douglas Elliman, the Company believes it is in a position of strength to enhance Insignia's market leading positions in northern Ohio and New York and to expand into other markets through attractive acquisitions and the extension of service capabilities.

     Opportunities exist to increase profit margins through the expansion of services into related areas, such as mortgage, escrow, title, valuation and renovation services that will offer the consumer a true "one-stop shopping" experience. The approach of both Realty One and Douglas Elliman is to use advanced technology to bundle services more inexpensively and increase the value to the consumer.

Competitive Position/Competition

     The Company believes its competitive strengths in the residential real estate marketplace include the following:

         o exceptional reputation and recognition of the Company's residential brand names

         o market leadership in the Company's principal residential markets-- New York and northern Ohio

         o superior service capability due to geographic reach in the New York and northern Ohio markets

         o leading edge use of information technology platforms tailored to the specific needs of residential clients

         o full range of residential services and innovative marketing practices

     Residential Sales and Rentals

     Through Douglas Elliman, the Company enjoys a long-established presence in the New York City marketplace with a well-recognized brand name and leading market share. Douglas Elliman offers a comprehensive range of services and enjoys clear market advantages over its competitors, most notably The Corcoran Group and Brown Harris Stevens, based on its size, geographic reach in the New York marketplace and its alignment alongside the Company's other New York operations of Insignia/ESG and Insignia Residential Group.

     Single Family Home Brokerage and Mortgage Origination

     Through Realty One, the Company accounts for approximately 28% of single-family home sales or listings within the northern Ohio residential market. The number two firm, Smythe, Cramer Company, is responsible for approximately 19% of total sales and listings. Other firms trail significantly further behind. The Company believes that Realty One's success is due to a number of competitive advantages, including its leading-edge use of technology and innovative marketing practices.

     Realty One's marketing practices are spearheaded by its marketing plans, which include "Welcome Home For First Time Buyer" and Relocation value package programs. These programs include discounts and other promotional items from various national vendor participants including various appliance companies, Glidden Paints, Carter Lumber and Royal Dirt Devil Vacuums. To benefit from these marketing programs, consumers are required to use the brokerage and mortgage origination or title services offered by Realty One and its subsidiaries. In addition, first time buyers receive a free home warranty and a free home inspection with a combined value in excess of $700 when they elect to use the services of Realty One's mortgage origination subsidiary, First Ohio Mortgage. The Company believes that the value of the free home warranty and free home inspection combined with the discounts and other promotional items give Realty One a significant competitive advantage over its peers.

     Cooperative and Condominium Management

     Through Insignia Residential Group, the Company operates the market leading cooperative and condominium management business in the New York metropolitan area. The cooperative, condominium and apartment management business is extremely competitive. In addition to several large companies, including Charles Greenthal, Inc. and Brown, Harris and Stevens, Inc., there are many small entities that aggressively compete for business. Further, some owner associations have opted for self-management, which eliminates the need for third-party service provider's altogether. Despite the competitive landscape, the Company believes Insignia Residential Group has a proven record and that it has the capability to continue to compete successfully. Insignia Residential Group has grown to be a market leader by offering superior service while providing its clients cost benefits not available from smaller competitors. Examples are the lower cost of supplies, insurance and other items that Insignia Residential Group purchases on behalf of its clients using the buying power available because of size.

REAL ESTATE PRINCIPAL INVESTMENT ACTIVITIES

Co-investment and Development


     Insignia pursues opportunities to invest in operating real estate assets. The Company identifies investment opportunities for select clients and invests alongside of those clients in the purchase of qualifying properties. Co-investment partners include Walton Street Real Estate Fund III, Citibank, ING Barings, Blackacre Capital Management, The Witkoff Group, Lennar, Lone Star Opportunity Fund, Prudential, GE Investments and Whitehall Street Real Estate. As of December 31, 2000, Insignia held ownership in 33 co-investment partnerships totaling over 9.2 million square feet of commercial property and over 4,700 multi-family apartment and hotel units. The Company's ownership interests in these partnerships range from 1% to 30%.


     At December 31, 2000, the Company also was the sole owner of four properties with an aggregate real estate carrying value of approximately $57.6 million at December 31, 2000. These properties, which are consolidated in the Company's financial statements, include the following:

          o Brookhaven Village - 155,000 square foot retail facility located in Norman, Oklahoma

          o Dolphin Village - 136,000 square foot retail facility located in St. Petersburg, Florida

          o One Telecom - 226,000 square foot office property located in Richardson, Texas and originally developed by Insignia

          o Sun Microsystems - 91,000 square foot office property located in Hillsboro, Oregon and currently under development


     In addition, the Company holds a 25% interest in an office property under development; owns 30% interests in two parcels of land held for development; and solely owns one parcel of land also held for development. Development activities on these properties are being directed by Insignia and are not expected to be complete until later in 2001 or thereafter.


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

     At formation, IOT received aggregate capital commitments of $71 million (of which $9 million was committed by Insignia and the remainder committed by third-party investors), which IOT in turn committed to invest in IOP in exchange for an 88.75% general partner interest in IOP. Insignia also committed to invest an additional $1 million directly in IOP in exchange for (i) a 1.25% managing general partner equity interest and (ii) a 10% non-subordinated promoted equity interest in IOP. Through December 31, 2000, the IOT investors had funded approximately $52.3 million of their aggregate commitments (including $6.6 million funded by Insignia) and Insignia had funded approximately $737,000 of its capital commitment to IOP, resulting in an Insignia ownership interest of approximately 12% in IOT and 11% in IOP. Funding of the remaining capital commitments is to be completed during 2001.

INTERNET INITIATIVES


     In late 1999, Insignia's launched an Internet strategy involving an extensive array of e-commerce initiatives and strategic alliances, including internally developed Internet-oriented businesses and equity investments in third-party businesses, seeking to capitalize on Internet-related opportunities primarily in the real estate industry. In the aggregate, the Company invested approximately $45 million in Internet and technology-related businesses in 1999 and 2000, including approximately $18.7 million of operating costs expensed during the periods. These Internet initiatives have been a disappointment, primarily due to the evaporation of equity financing for Internet technology initiatives in the second half of 2000. As a result, the Company has reevaluated its approach to e-commerce and Internet-based initiatives, ultimately deciding to sell, merge or terminate the majority of its internally developed internet-based businesses and to substantially cease equity financing activities with third-party Internet-based businesses. A driving force behind these decisions was the Company's desire to eliminate all on-going exposure to the financial requirements associated with such Internet-based initiatives. Consequently, the Company incurred aggregate net pre-tax losses of $34.7 million in 2000 related to Internet initiatives, including impairment write-downs of $18.4 million (including both internal initiatives and third-party investments) and aggregate net operating losses of $16.3 million.


     At December 31, 2000, Insignia held remaining equity investments of approximately $10.5 million (after approximately $8 million of impairment write-offs) in third-party Internet-related businesses. Insignia's equity ownership in these businesses ranges from 1% to 10%. While these businesses continue to operate, their future performance is highly dependent upon the ability to raise incremental capital to fund the on-going development of their business plans. If they are unsuccessful in raising the necessary capital, Insignia could incur further losses from impairment write-offs.

     During the first half of 2000, Insignia consolidated EdificeRex.com, Inc. ("EdificeRex") and recorded losses of approximately $9.3 million, or $3.2 million in excess of the Company's investment. EdificeRex, launched in February 2000, represented Insignia's first internally developed Internet-based business and was de-consolidated, beginning with the third quarter of 2000, due to a restructuring which reduced the Company's voting interest to 47%. The restructuring did not affect Insignia's ownership in EdificeRex, as the Company continues to hold an economic interest of approximately 50%. The $3.2 million excess loss is carried as a deferred credit on the Company's balance sheet until such time as EdificeRex achieves profitability or Insignia disposes of its interest in EdificeRex.

     The Company has no obligation or intention to provide additional funding to EdificeRex. All other internal Internet-based operations were terminated at December 31, 2000, resulting in a $10.4 million impairment write-off of capitalized development costs.


     The Company has no intention of making any material investments in Internet technology initiatives other than certain Internet-related platforms developed or invested in by Project Octane, the industry consortium comprised of Insignia, CB Richard Ellis, Jones Lang LaSalle and Trammel Crow.


2001 OUTLOOK


     The Company's core real estate service businesses continue to perform well. In fact, while predictions of material softening emanate from the economic community, the Company has not yet experienced any meaningful negative impact on the service businesses. That said, the Company believes that the extraordinary operating levels experienced in 2000 are unlikely to continue at the same pace in 2001. However, in light of the eradication of $34.7 million of Internet-related losses and an expected material reduction in capital expenditures, Insignia expects overall capital invested in our businesses in 2001 to decline significantly from year 2000 levels. Thus, while it may be unlikely for the Company to surpass the robust operating performance in 2000 for the service businesses, expectations for 2001 call for financial results surpassing any year in Insignia's or its Former Parent's history other than 2000. If 2001 expectations are met, the reduction in technology related investments, both e-commerce initiatives and business capital expenditures, should result in increased operating cash flow. In any event, the Company expects 2001 to be another solid year, on the back of tremendous growth and performance in 2000.


     In addition to developments in the Company's core service businesses, Insignia expects 2001 to be strategically significant. The Company has spent the last four years developing a global real estate services platform with meaningful market positions in many major financial centers around the world. At the same time, Insignia has a proven track record of real estate investing as a principal, both on and off balance sheet, typically in partnership with our clients. These activities include the Former Parent's earlier programs involving limited partnerships as well as the Company's current co-investment, development, and real estate-oriented debt securities programs. Recently, these activities have been undertaken either on a one-off basis, utilizing the Company's own resources in tandem with institutional clients, or occasionally through the creation of off-balance sheet investment funds, such as IOT.

     During 2001, Insignia expects to continue its principal investment activities and pursue other off balance sheet investment opportunities, similar in scope to IOT, which would expand the Company's real estate investment initiatives while at the same time enabling these investment activities to produce more predictable operating contributions.

ACQUISITIONS

     Over the past ten years, Insignia has demonstrated the ability to recognize accretive acquisition opportunities and to successfully integrate them within its existing infrastructure. Insignia continues to seek opportunities to align its business with other market leading real estate service firms that fit the Company's objectives for expansion. Insignia maintains an internal mergers and acquisitions staff that includes all senior members of Former Parent's investment banking group as well as the acquisition analysis staff currently maintained by Insignia Richard Ellis in the United Kingdom.


     Insignia continues to pursue an acquisition strategy that focuses on the expansion both domestically and internationally, while simultaneously seeking principal opportunities to invest capital in real estate assets in partnership with its clients. Such undertakings may be in the areas of commercial and residential real estate assets and services. Insignia has acquired the following real estate services businesses since January 1, 2000:

Inova

     In March 2001, Insignia acquired Inova, a commercial real estate service company headquartered in Mexico City. Inova provides acquisition advisory services and due diligence, project coordination and supervision, real estate valuations, tenant representation, asset management and strategic advisory services. Inova offers Insignia an operating platform, with quality real estate professionals, for the expansion of services in Mexico. The base purchase price was approximately $500,000 and was paid in cash.

Brooke International

     In December 2000, Insignia acquired Brooke International, a commercial real estate service company based in Hong Kong with additional offices in China and Thailand. The base purchase price was approximately $1.6 million, comprised of approximately $1.1 million paid in cash and $500,000 in equity. Additional purchase consideration of up to $1 million, payable over three years, is contingent on the future performance of Brooke International, which now operates as Insignia Brooke. Insignia intends to acquire Brooke International's operation in India in early April 2001.

BDR


     In March 2000, the Company entered into a definitive agreement to acquire BDR, a Dutch real estate services company headquartered in Amsterdam, the Netherlands. The base purchase price was approximately $2.4 million, all of which was paid in cash upon final closing in September 2000. BDR provides a variety of commercial real estate services with a specialization in international advisory assignments and other corporate services. Additional purchase consideration of approximately $2.5 million, payable over three years, is contingent on the future performance of this business, which now operates as Insignia BDR.

LIFE INSURANCE PROCEEDS

     In October 2000, Insignia received $20 million of life insurance proceeds from a "key man" insurance policy on the life of Edward S. Gordon, a member of the Company's Office of the Chairman who passed away on September 21, 2000. The policy was purchased as a part of Insignia's acquisition of Edward S. Gordon Incorporated in June 1996. Insignia incurred approximately $900,000 in obligations payable to Mr. Gordon's estate at the time of his passing. The Company recognized the resulting income of $19.1 million in the third quarter of 2000.


CORPORATE BRANDING


     In February 2000, Insignia introduced a worldwide corporate branding program that established a new logo for each of the Company's principal businesses. The centerpiece for this worldwide branding change is a vibrant, bright blue "i" logo. This logo unites the entire company internationally behind a highly visible and recognizable face in the marketplace and differentiates the Company's identity as the "new" Insignia - separate and distinct from that of the Former Parent.


INDUSTRY SEGMENT DATA


     Insignia's operating activities encompass three reportable segments. The Company's segments include (i) commercial real estate services and principal investment activities; (ii) residential real estate services; and (iii) Internet-based e-commerce initiatives. The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development, consulting and other services. The commercial segment also includes the Company's principal real estate investment activities. Insignia's commercial segment comprises the operations of Insignia/ESG in the U.S., IRE in the U.K. and other businesses in continental Europe, Asia and Latin America. The residential segment provides services including apartment brokerage and leasing, single-family home brokerage services, property management services, mortgage origination and other services and is comprised of the operations of Douglas Elliman, Realty One and Insignia Residential Group. Insignia's Internet initiatives, which were launched in late 1999, involve equity investments in third-party Internet-based businesses and internally developed business activities. The Company terminated its internally developed Internet initiatives and substantially ceased equity financing activities with third-party Internet-based businesses at December 31, 2000. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting.


     Segment operations are disclosed in the notes to the accompanying financial statements of Insignia included in Item 14 of this Form 10-K. These financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.


CHANGE IN ACCOUNTING PRINCIPLE

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements, which discusses the SEC's views on the recognition of revenues from certain transactions. At December 31, 2000, the Company changed its method of accounting for revenue recognition for leasing commissions, in compliance with SAB 101, as a cumulative effect of a change in accounting principle, effective as of January 1, 2000. As such, operating results for the year ended December 31, 2000 are presented in compliance with the requirements of this accounting change. Historically, the Company generally recognized leasing commissions upon execution of the underlying lease, unless significant contingencies existed. Under the new accounting method, adopted retroactive to January 1, 2000, the Company's leasing commissions that are payable upon certain events such as tenant occupancy or payment of rent will be recognized upon the occurrence of such events. While this accounting change affects the timing of recognition of leasing revenues (and corresponding commission expense), it does not impact the Company's cash flow from operations.

     The cumulative effect of the accounting change for prior years resulted in a reduction to income for the 2000 year of $30.4 million, net of applicable taxes of $23.3 million. The effect of the change on the 2000 year was to decrease revenues by $59.8 million and income exclusive of the cumulative effect of the accounting change by $10.5 million, or $0.43 per share. The effect of the change on income for each quarter of the 2000 year is provided in the following table:


                                                            CURRENT PERIOD
                                      NET INCOME (LOSS)        EFFECT OF
                                       ON THE BASIS OF      ACCOUNTING CHANGE
                                        THE PREVIOUS           (NET OF INCOME     ADJUSTED INCOME
    (In thousands)                    ACCOUNTING POLICY          TAXES)                (1)
    -------------------------------- -------------------- --------------------- ------------------

    2000 NET (LOSS) INCOME:
      First quarter 2000                   $ (4,312)             $  (401)          $ (4,713)
      Second quarter 2000                      2,767              (3,578)              (811)
      Third quarter 2000                      27,028              (3,238)             23,790
      Fourth quarter 2000                      6,786              (3,265)              3,521
                                     -------------------- --------------------- ------------------
        2000 YEAR                           $ 32,269           $ (10,482)            $21,787
                                     -------------------- --------------------- ------------------

(1) Represents adjusted income before cumulative effect on prior years.

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

EMPLOYEES

     Insignia has more than 8,000 employees worldwide, including employee brokers and other qualified real estate agents and sales associates. Insignia believes that its employee relations are excellent.

EXECUTIVE OFFICERS

     The following persons serve as executive officers of Insignia. All executive officers of Insignia serve at the discretion of the Board of Directors.

             NAME                 AGE                   PRINCIPAL POSITIONS

       Andrew L. Farkas            40    Chairman of the Board; Chief Executive Officer
       Stephen B. Siegel           56    Director; President; Chairman and Chief Executive Officer of Insignia/ESG, Inc.
       James A. Aston              48    Chief Financial Officer
       Jeffrey P. Cohen            33    Executive Vice President
       Frank M. Garrison           46    Office of the Chairman; President of Insignia Financial Services, Inc.
       Adam B. Gilbert             48    Executive Vice President; General Counsel; Secretary
       Ronald Uretta               45    Chief Operating Officer; Treasurer; President of Insignia/ESG, Inc;
                                         President of Insignia Residential Group, Inc.


     Andrew L. Farkas has been a director and Chairman of Insignia since its inception in May 1998 and Chief Executive Officer of Insignia since August 1998. Mr. Farkas served as a director of Former Parent from its inception in August 1990 until the AIMCO merger in September 1998 and as Chairman and Chief Executive Officer of Former Parent from January 1991 until September 1998. Mr. Farkas also served as Chairman of the Board of Trustees of Insignia Properties Trust, a publicly traded REIT subsidiary of Former Parent, from December 1996 until February 1999 (when it was merged into AIMCO) and as Chief Executive Officer of Insignia Properties Trust from December 1996 until September 1998.

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

     Jeffrey P. Cohen has been an Executive Vice President of Insignia since March 2000, and was Senior Vice President of Insignia from May 1998 until that time. Mr. Cohen also serves as an Executive Managing Director of Insignia Financial Services, Inc. He was a Senior Vice President of Former Parent from April 1997 until September 1998, and Executive Vice President and Secretary of Insignia Properties Trust from May 1997 until February 1999. From September 1993 until March 1997, Mr. Cohen was an attorney with the law firm of Rogers & Wells in New York, New York.

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

     Adam B. Gilbert has been General Counsel and Secretary of Insignia since its inception in May 1998 and Executive Vice President of Insignia since August 1998. Mr. Gilbert also serves as a Senior Vice President of Insignia/ESG. He was General Counsel and Secretary of Former Parent from March 1998 until September 1998. From January 1994 until February 1998, Mr. Gilbert served as a partner in the law firm of Nixon, Hargrave, Devans & Doyle, LLP in New York, New York.

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


Item 2.  Properties

     Insignia's principal executive office is located at 200 Park Avenue, in New York, New York. The following table sets forth information on the operating leases for the principal headquarters for each of Insignia's principal operating units:


      OPERATING UNIT                          LOCATION                      ANNUAL RENT    SQUARE FT.      EXPIRATION

Insignia/ESG                200 Park Avenue, New York, NY                     $6,940,000        120,000     June 2011
Insignia Richard Ellis      Berkeley Square House, London                      3,000,000         42,000     June 2003
Realty One                  6000 Rockside Woods Blvd., Cleveland, OH             660,000         46,000     June 2005
Douglas Elliman             575 Madison Avenue, New York, NY                     635,000         32,000    April 2004
Insignia Residential Group  675 Third Avenue, New York, NY                     1,700,000         72,500  January 2009


     The Company occupies additional office space in locations throughout the United States, United Kingdom, continental Europe, Asia and Latin America under leases expiring at various dates through 2011. Insignia believes its facilities are adequate for current and future planned uses.



Item 3. Legal Proceedings

ANTITRUST LITIGATION

     In 1994, Re/Max International and various franchisees filed suit in federal court in Ohio against Realty One, alleging claims under the federal antitrust laws and related state law claims. Re/Max International alleged in its complaint that Realty One conspired with Smythe, Cramer Company to institute a series of differential commission splits intended to harm Re/Max International and its franchisees in the northeast Ohio residential real estate brokerage market. Re/Max International claimed actual damages of $30 million. The federal antitrust laws provide for trebling of actual damages.

     Insignia acquired Realty One in October 1997. In connection with the acquisition, the sellers agreed to indemnify the Company for any loss arising from the Re/Max International litigation up to the amount of the acquisition price of approximately $40 million. The Re/Max International case was recently tried before a jury, which resulted in a mistrial. The parties subsequently settled Re/Max International's claims in July 2000, whereby Realty One agreed to cease to impose reduced commission splits on the Re/Max plaintiffs, subject to reinstatement in accordance with the terms of the settlement. In September 2000, the court entered a judgment against Realty One in the amount of approximately $6.7 million, as agreed to by the parties; however, also included in its judgment were several terms governing Realty One's conduct to which the parties had not agreed. Realty One has appealed the court's judgment. The sellers have funded the initial cash portion of the settlement, totaling approximately $3.6 million, on behalf of Realty One pursuant to their indemnification obligations to Insignia and are obligated to fund the remainder in semi-annual installments over five years. The payment of the first portion of the judgment was made without prejudice to Realty One's rights of appeal.

LITIGATION CLAIMS

     Insignia and certain subsidiaries are defendants in other lawsuits arising in the ordinary course of business. Management does not expect that the results of any such lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

INDEMNIFICATION


     In 1998, Former Parent entered into a Merger Agreement with Apartment Investment and Management Company ("AIMCO"), and one of AIMCO's subsidiaries, pursuant to which Former Parent was merged into AIMCO. Shortly before the merger, Former Parent distributed the stock of Insignia to its shareholders in a Spin-Off transaction. As a requirement of the Merger Agreement, Insignia entered into an Indemnification Agreement with AIMCO. In the Indemnification Agreement, Insignia agreed generally to indemnify AIMCO against all losses exceeding $9.1 million that result from: (i) breaches by the Company or Former Parent of representations, warranties or covenants in the Merger Agreement; (ii) actions taken by or on behalf of Former Parent prior to the merger, and (iii) the spin-off. The Company also agreed generally to indemnify AIMCO against all losses, without regard to any dollar value limitation, that result from: (i) amounts AIMCO paid to employees of Former Parent that were not retained as employees of AIMCO; (ii) pre-merger obligations for goods, services, taxes or indebtedness except for those that AIMCO agreed to assume; and (iii) the businesses of Former Parent that Insignia now owns and operates as a result of the Spin-Off.

     Since the merger transaction in October 1998, there have been no related claims except for an examination of the federal income tax returns of Former Parent being conducted by the Internal Revenue Service for the years ended December 31, 1996, December 31, 1997 and the period ended October 1, 1998. AIMCO has notified the Company that it is seeking indemnity from Insignia for any liability as a result of this examination. Insignia agreed to indemnify AIMCO for taxes, penalties, interest and professional fees for which it is liable as a result of this audit and has reimbursed approximately $500,000 to AIMCO for professional fees incurred in connection with the audit. No determinations have been made or can be made at this time as to any potential tax liability that may arise as a result of this examination.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2000.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

COMMON STOCK


     Insignia's Common Stock trades on the New York Stock Exchange under the trading symbol "IFS". The following table sets forth the high and low daily closing sale prices for the Company's Common Stock as reported on the New York Stock Exchange for each quarter of 1999 and 2000:


CALENDAR PERIOD                                                                         HIGH              LOW
1999
   First Quarter ...............................................................        15 7/16           12 1/2
   Second Quarter ..............................................................        14 11/16          10 1/4
   Third Quarter ...............................................................        12 1/8            8 1/8
   Fourth Quarter...............................................................        8 11/16           7 7/16

2000
   First Quarter................................................................        16 5/8            7 9/16
   Second Quarter...............................................................        13 3/4            9 3/4
   Third Quarter................................................................        11 1/4            9 3/16
   Fourth Quarter...............................................................        11 15/16          9 1/2


     The closing sales price for Insignia's Common Stock on March 1, 2001, as reported on the New York Stock Exchange, was $13.00.

     The Company's transfer agent is First Union National Bank of North Carolina, 1525 West W. T. Harris Boulevard. Suite 3C3, Charlotte, North Carolina 28262. As of March 1, 2001, there were approximately 1,600 shareholders of record of the Company's Common Stock.

     The Company has never paid dividends on its Common Stock and does not currently intend to pay any dividends in the foreseeable future. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors, including contractual obligations. The payment of dividends is subject to certain restrictions under the Company's credit facility.

Employee Stock Purchase Program

     The Company's 1998 Employee Stock Purchase Plan was adopted to provide employees with an opportunity to purchase Common Stock through payroll deductions at a price not less than 85% of the fair market value of the Company's Common Stock. This plan is designed to qualify under Section 423 of the Internal Revenue Code of 1986. During 2000, approximately 307,000 shares of Common Stock were sold under this plan at an average price of approximately $7.75 per share.

Stock Repurchases

     At December 31, 2000, Insignia held in treasury 1,502,600 repurchased shares of its Common Stock. Such shares were repurchased at an aggregate cost of approximately $16.2 million and are reserved for issuance upon the exercise of warrants granted in 2000 to certain executive officers, non-employee directors and other employees of the Company.

Preferred Stock Issuance

     On February 9, 2000, Insignia sold 250,000 shares of perpetual convertible preferred stock, with a stated value of $100 per share, to investment funds advised by Blackacre Capital Management for an aggregate purchase price of $25.0 million. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof. The preferred stock pays a 4% cumulative annual dividend, payable at Insignia's option in cash or Common Stock, and is convertible into the Company's Common Stock at the option of the holder at $14 per share, subject to adjustment. The preferred stock is callable by the Company, at stated value, at any time on or after February 15, 2004. Stock dividends of $475,000 were paid in 2000 through the issuance of 43,417 shares of the Company's Common Stock.

Item 6.  Selected Financial Data

     The following table sets forth selected historical financial data of Insignia and those Insignia businesses included in the Spin-Off for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. This information has been derived from and is qualified by reference to the consolidated financial statements of the Company and the notes thereto and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 in this Report.


     The selected financial data presents the historical financial position, results of continuing operations and cash flows of those Insignia businesses owned by Former Parent for the periods prior to the Spin-Off in September 1998 as if Insignia were a separate entity for those entire periods presented. Such financial information is not necessarily indicative of results that would have occurred had Insignia operated as a stand-alone entity separate from Former Parent during the periods presented prior to the Spin-Off.


                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                        2000          1999          1998          1997            1996
                                                        ----          ----          ----          ----            ----
                                                                  (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
  Revenues                                          $880,363      $680,348      $507,351        $295,258      $122,005
  Income  before  cumulative  effect of a change
   in accounting principle                            21,787        10,298        11,053          13,055         3,484
  Cumulative  effect of a change  in  accounting
   principle                                         (30,420)           --            --              --            --
  Net (loss) income                                   (8,633)       10,298        11,053          13,055         3,484

PER SHARE AMOUNTS - ASSUMING DILUTION (1):
  Income before cumulative effect of a
   change in accounting principle                   $   0.89      $   0.46      $   0.50             N/A        N/A
  Cumulative effect of a change
   in accounting principle                             (1.24)           --            --             N/A        N/A
  Net (loss) income                                    (0.35)         0.46          0.50             N/A        N/A

OTHER DATA:
  Cash provided by operating activities            $  82,141     $  64,810     $  35,857       $  31,370     $  11,203
  Cash used in investing activities                  (81,436)     (165,844)     (128,140)        (87,667)      (81,090)
  Cash provided by financing activities               62,891       109,429       140,194          61,767        69,895

  EBITDA (2)                                          82,291        58,923        48,345          36,633        14,561
  Net EBITDA (2)                                      82,462        60,493        52,502          37,655        14,905

                                                                             AT DECEMBER 31,
                                                  -----------------------------------------------------------------------
                                                        2000          1999          1998          1997            1996
                                                        ----          ----          ----          ----            ----
                                                                              (In thousands)
BALANCE SHEET DATA:

  Cash and cash equivalents                         $124,527     $  61,600     $  53,489     $    5,514     $       44
  Real estate interests                              102,170        76,298        58,196         19,454          4,465
  Total assets                                       910,342       795,313       595,489        337,945        171,787
  Total debt                                         193,653       164,322        44,438         19,969             --
  Investment and net advances from Former
   Parent                                                 --            --            --        208,444        137,777
  Stockholders' equity                               408,881       393,069     383,243               --             --


(1) Per share amounts for 1997 and 1996 are not presented because Insignia was not a separate entity during those periods.

(2) EBITDA is defined as real estate services revenues less direct expenses and administrative costs. Net EBITDA is defined as income before depreciation, amortization, income taxes and non-recurring one-time charges. Neither EBITDA nor Net EBITDA, as disclosed above, should be construed to represent cash provided by operations pursuant to generally accepted accounting principles ("GAAP"), as neither is defined by GAAP. Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. As compared to net income, these measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management believes presentation of these supplemental measures enhance a reader's understanding of the Company's operating performance.

BASIS OF PRESENTATION


     The comparative financial results for the periods prior to the Spin-Off are based on the historical financial statements of those Insignia businesses spun-off from Former Parent as if effected at the beginning of the applicable year. Administrative expenses, which included, among other things, investment banking, information technology, legal, finance, accounting and facilities expenses of Former Parent, were allocated to Insignia for all periods prior to the Spin-Off. The administrative allocations were determined based on an analysis of the operations of Former Parent using various methods, including employee headcount, acquisition activities and estimated management time devoted to the operations of those Insignia businesses. The selected financial data, as presented, may not be comparable between periods due to the allocation of administrative expenses to Insignia for all periods prior to Spin-Off.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION


     At December 31, 2000, the Company was affected by a change in its method of accounting for revenue recognition for leasing transactions in compliance with SAB101. This change was adopted as a cumulative effect of a change in accounting principle, effective as of January 1, 2000. Approximately $152 million in previously recognized leasing commissions were removed as a result of this accounting change. Such leasing commissions will be realized in the future upon the fulfillment of conditions to commission payment.

     The Company's total assets increased by approximately $115 million to $910.3 million at December 31, 2000. This increase was primarily attributable to the following items: (i) a $62.9 million increase in cash attributable to the record transaction levels in the commercial services businesses in combination with $19.1 million of life insurance proceeds; (ii) investment in property and equipment and real estate interests; and (iii) a $19.2 million increase in deferred tax assets. Conversely, assets were lowered by a $14.5 million decline in receivables, which is the net effect of a $137 million increase in uncollected commissions on executed lease transactions and the reduction of approximately $152 million in commissions receivables eliminated by SAB101. In addition, the Company's total assets included costs in excess of net assets of acquired businesses of $324.6 million and $311.5 million at December 31, 2000 and 1999, respectively, resulting from business acquisitions substantially comprised of goodwill.

     Liabilities increased by approximately $99.2 million to $501.5 million at December 31, 2000. This reflects a $45.5 million increase in accrued incentives resulting from exceptional operating performance, a $22.5 million increase in acquisition payables related to the full achievement of all remaining U.K. purchase consideration (payable in March 2001), borrowings of $15 million on available credit facilities and approximately $20 million of borrowings on real estate mortgage notes (principally to fund Internet initiatives and real estate development activities). Stockholders' equity increased by $15.8 million to $408.9 million at December 31, 2000, principally as a result of the $25 million convertible preferred stock issuance in February 2000, in combination with a net loss of $8.6 million for 2000. The net loss for 2000 includes income of $21.8 million before the impact of the cumulative effect of SAB101 on prior years totaling $30.4 million (net of applicable taxes).

RESULTS OF OPERATIONS

ACCOUNTING CHANGE


     The Company's financial results for 2000 were affected by the change in its method of accounting for revenue recognition for leasing commissions in compliance with SAB 101, Revenue Recognition in Financial Statements. The adoption of SAB 101 is reflected as a cumulative effect of a change in accounting principle as of January 1, 2000. Under SAB101, the Company's leasing commissions that are payable upon certain events such as tenant occupancy or payment of rent will be recognized upon the occurrence of such events.

     Historically, Insignia generally recognized leasing commissions upon execution of the underlying lease, unless significant contingencies existed. While this accounting change affects the timing of recognition of leasing revenues (and corresponding commission expense), it does not impact the Company's cash flow from operations. Financial results for the year ended December 31, 2000 are adjusted retroactive to the beginning of the year in compliance with the requirements of this accounting change. The impact of this accounting change on the 2000 year is provided in the following table:


                                                             SERVICE             NET            INCOME
(In thousands)                                               REVENUES          EBITDA            (LOSS)
-------------------------------------------------------- ----------------- ---------------- ----------------

OPERATING RESULTS - PREVIOUS BASIS OF ACCOUNTING                $ 934,931        $ 100,581        $  32,269

SAB101 EFFECT:
First Quarter 2000                                                (4,936)            (693)            (401)
Second Quarter 2000                                              (16,659)          (6,184)          (3,578)
Third Quarter 2000                                               (17,550)          (5,597)          (3,238)
Fourth Quarter 2000                                              (20,635)          (5,645)          (3,265)
                                                         ----------------- ---------------- ----------------
     Year 2000 Effect                                            (59,780)         (18,119)         (10,482)
                                                         ----------------- ---------------- ----------------

OPERATING RESULTS - BEFORE CUMULATIVE EFFECT                      875,151           82,462           21,787
                                                         ----------------- ---------------- ----------------

Cumulative Effect  - January 1, 2000                                                               (30,420)
                                                                       --               --
                                                         ----------------- ---------------- ----------------

OPERATING RESULTS - AFTER ACCOUNTING CHANGE                     $ 875,151         $ 82,462        $ (8,633)
                                                         ================= ================ ================

     The cumulative effect of the accounting change on prior years resulted in a reduction to income for 2000 of $30.4 million (net of applicable taxes of $23.3 million), or $1.24 per share. The effect of retroactive application of the accounting change to January 1, 2000 lowered service revenues by $59.8 million, Net EBITDA by $18.1 million and income before the cumulative effect of the accounting change by $10.5 million, or $0.43 per share, for the 2000 year.


     On a pro forma basis, giving effect to the change retroactive to January 1, 1999, the Company would have reported service revenues of $656.7 million, Net EBITDA of $47.9 million, and net income of $3.2 million for the 1999 year. Actual results reported for 1999 included service revenues of $678.5 million, Net EBITDA of $60.5 million and net income of $10.3 million.

2000 YEAR


     For 2000, Insignia reported substantial growth in all financial measures as service revenues grew 29% to $875.2 and Net EBITDA grew 36% to $82.5 million, compared to 1999. Income from real estate operations grew sharply to $23.1 million for 2000, reflecting a gain of 61% over $14.4 million for 1999. These operating results were fueled by vigorous organic growth in the Company's U. S. and European commercial real estate services operations and full year contributions from Douglas Elliman (acquired in June 1999) and St. Quintin (acquired in March 1999). It is significant that more than 80% of the growth in revenues and Net EBITDA was from internal means, driven by greater market share and extremely robust real estate economies. These results were achieved despite the lowering effects of the SAB101 accounting change on certain leasing transactions.

     The Company's net earnings for 2000 were favorably impacted by income of $19.1 million from life insurance proceeds and $1.4 million in foreign currency transaction gains, principally from facility borrowings in declining European currencies. Conversely, income for 2000 was adversely affected by pre-tax Internet losses totaling $34.7 million and including $18.4 million in impairment write-downs of the Company's internally developed businesses and certain third party investments. Further, as noted above, the effects of the SAB101 accounting change materially lowered 2000 earnings.

     As a result of the foregoing, the Company reported income before cumulative effect of a change in accounting principle of $21.8 million for 2000, representing a significant increase of 112% over $10.3 million for 1999. On a per share basis, such earnings represented $0.89 for 2000 compared to $0.46 for 1999. The Company reported a net loss of $8.6 million for 2000, after the $30.4 million cumulative effect of a change in accounting principle. The cumulative effect lowered earnings per share by $1.24 to ($0.35) for the 2000 year.


     The comparative results for the 1999 year were marked by the first quarter shortage of brokerage transactions in the aftermath of the late 1998 capital markets turmoil and the $4.3 million ($3.1 million net of tax benefit) provision for merger related expenses incurred in connection with the acquisition of St. Quintin and its merger with REGL.

     Weighted average fully diluted common shares increased 8% for 2000 due to the assumed conversion of 4% convertible preferred stock issued in February 2000, along with the additional dilutive effect of assumed stock option and warrant exercises resulting from a 37% rise in the Company's stock price during the 2000 year.


     In addition to net income, Insignia uses EBITDA (defined as real estate services revenues less direct expenses and administrative costs) and Net EBITDA (defined as income before depreciation, amortization, income taxes and non-recurring one-time charges) as indicators of the Company's financial performance. Neither EBITDA nor Net EBITDA, as disclosed above, should be construed to represent cash provided by operations pursuant to generally accepted accounting principles ("GAAP"), as neither is defined by GAAP. Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. As compared to net income, these measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management uses these supplemental measures to evaluate operating performance and in making financial decisions and believes the presentation of such measures enhance a reader's understanding of the Company's operating performance as they provide a measure of generated cash.

The results of operations for the Company are more fully described below.

     The following table sets forth certain items derived from the Company's consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                                      YEAR ENDED DECEMBER 31,
                                                              2000             1999              1998
                                                              ----             ----              ----
                                                                          (In thousands)
        REAL ESTATE SERVICES REVENUE:
            Insignia/ESG                                   $ 500,152        $ 389,208         $ 312,940
            Europe                                           141,752          108,562            65,422
            Residential                                      233,247          180,701           128,989
                                                         ---------------    ------------    ---------------
              Total real estate revenues                     875,151          678,471           507,351
                                                         ---------------    ------------    ---------------

        COST AND EXPENSES
            Real estate services                             776,505          607,722           451,774
            Administrative                                    16,355             11,826           7,232
                                                         ---------------    ------------    ---------------

        EBITDA - REAL ESTATE SERVICES (1)                     82,291           58,923            48,345

            Real estate FFO (2)                                3,877            3,758             1,735
            Interest and other income (3)                      7,990            5,191             3,429
            Foreign currency transaction gains                 1,365              827                --
            Interest expense                                 (13,061)          (8,206)           (1,378)
            Minority interests                                    --               --               371
                                                         ---------------    ------------    ---------------

        NET EBITDA (1)                                        82,462           60,493            52,502

            Applicable income tax                            (17,223)         (12,858)          (12,975)
                                                         ---------------    ------------    ---------------


        NET EBITDA AFTER TAX                                  65,239           47,635            39,527


            Gains on sale of real estate                       3,884            2,767                --
            Real estate impairment                            (1,806)              --                --
            Tax on real estate                                  (831)          (1,107)               --

            Depreciation - FF&E                              (12,391)          (6,644)           (3,090)
            Amortization of intangibles                      (25,894)         (23,823)          (19,453)
            Depreciation - real estate                        (5,125)          (4,465)           (3,631)
                                                         ---------------    ------------    ---------------
                                                             (43,410)         (34,932)          (26,174)
                                                         ---------------    ------------    ---------------

        INCOME FROM REAL ESTATE OPERATIONS                    23,076           14,363            13,353

            Merger related and non-recurring charges              --           (4,272)           (2,300)
            Life insurance proceeds                           19,100               --                --
            Internet-based businesses, net                   (14,993)          (1,580)               --
            Internet impairment write-downs                  (18,435)              --                --
            Internet depreciation                             (1,288)              --                --
            Income tax benefit                                14,327            1,787                --
                                                         ---------------    ------------    ---------------
                                                              (1,289)          (4,065)           (2,300)
                                                         ---------------    ------------    ---------------

         INCOME BEFORE CUMULATIVE EFFECT OF A
            CHANGE IN ACCOUNTING PRINCIPLE                    21,787           10,298            11,053

                                                         ---------------    ------------    ---------------
            Cumulative effect of a change in
               principle                                     (30,420)              --                --
                                                         ---------------    ------------    ---------------

        NET (LOSS) INCOME                                   $ (8,633)        $ 10,298          $ 11,053
                                                         ===============    ============    ===============


(1) Neither EBITDA nor Net EBITDA, as disclosed above, should be construed to represent cash provided by operations determined pursuant to generally accepted accounting principles ("GAAP"). These measures are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. As compared to net income, the EBITDA and Net EBITDA measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management believes that the presentation of these supplemental measures enhance a reader's understanding of the Company's operating performance as they provide a measure of generated cash.

(2) Funds From Operations ("FFO") is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. This measure is not defined by GAAP and Insignia's usage of this term may differ from other companies' usage of the same or similar terms. Management uses this supplemental measure in the evaluation of principal real estate investment activities and believes that it provides a measure of generated cash flows for the Company's real estate operations.

(3) Interest and other income for 2000 excludes $464,000 of interest income of EdificeRex, which is reflected in Internet-based businesses.

YEARS ENDED DECEMBER 31, 2000 AND 1999

Real Estate Services

     Commercial Real Estate Services


     During 2000, Insignia's commercial real estate service operations included Insignia/ESG in the United States, IRE in the United Kingdom, other businesses in Germany, Italy, Belgium, the Netherlands and Asia. For 2000, these commercial businesses produced aggregate service revenues of $641.9 million and EBITDA of $82.5 million, reflecting gains of 29% for revenues and 46% for EBITDA, as compared to 1999. These results for 2000 reflect year-over-year growth pursuant to the SAB101 accounting change, which materially understates actual growth over 1999 on a comparable basis. Growth achieved for 2000 would have been 41% to $701.2 million for service revenues and 78% to $100.4 million for EBITDA, had adoption of SAB101 not been required. Alternatively, assuming SAB101 were adopted for both 2000 and 1999 years, commercial real estate service operations would have produced year-over year gains of 35%, or $165.8 million, for service revenues and 88%, or $38.7 million, for EBITDA. Commercial real estate services produced approximately 73% and 84%, respectively, of Insignia's total service revenues and EBITDA (before unallocated administrative costs) for 2000. Substantially all of the revenue and EBITDA gains in 2000 were from organic growth, reflecting the Company's continued success in securing assignments from new and existing commercial real estate customers in both the United States and Europe. The Company's Asian operations were launched in December 2000 with the acquisition of Brooke International.


     The 2000 year was an extraordinary period for the U.S. commercial real estate services operation. The Company's well developed U.S. commercial service delivery platform (which is well entrenched in most major central business districts) and the continuation of strong economic conditions propelled operating performance to record levels. For 2000, the Company generated U.S. commercial service revenues of $500.2 million and EBITDA of $56.7 million, representing material gains of 29% for revenues and 36% for EBITDA, compared to 1999. U.S. commercial leasing activity remained strong across the board, with all Insignia/ESG regions contributing to the revenue and EBITDA growth for the year. It is noteworthy to add that the year-over-year domestic gains were almost entirely attributed to organic growth.

     The New York region, the Company's largest market, continued to produce exceptional operating results, generating more than 50% of the Company's total U.S. commercial services revenue and EBITDA for 2000. The Company participated in 24 of Manhattan's 50 largest office-leasing assignments of 2000, including the top three deals overall, according to the annual list published by Crain's New York Business in February 2001. This represents the fourth consecutive year in which Insignia/ESG claimed the top position on this list, and the 24 assignments are the highest annual total over that period.

     In Europe, financial results for the 2000 year were also significant with reported services revenues of $141.8 million and EBITDA of $25.9 million. Such operating results reflected revenue gains of $33.2 million, or 31%, and EBITDA gains of $11.1 million, or 76%, over 1999. The 2000 year was one of the most successful years in IRE's history with operating results reflective of the full benefits of the 1999 merger with St. Quintin. The Company, through IRE, achieved the number one market position in central London, with responsibility for more leasing activity than any other firm. As evidence, the Company's U.K. operation generated service revenues and EBITDA of $132.2 million and $24.6 million, respectively, for 2000. These operating results represented growth of 26% in revenues and 66% in EBITDA compared to 1999. The Company's continental European businesses produced aggregate service revenues and EBITDA of $9.6 million and $2.1 million (before European administrative expenses), respectively, for 2000. These results, which represented gains over 1999 of $5.5 million for revenues and $1.7 million for EBITDA, were attributable primarily to marked improvement in Germany together with positive contributions from the Netherlands operations, acquired in March 2000.

     Residential Real Estate Services


     The Company's residential real estate services operations, comprised of Realty One, Douglas Elliman and Insignia Residential Group, generated aggregate service revenues and EBITDA of $233.2 million and $16.1 million, respectively, for 2000. This operating performance represented revenue gains of 29% and EBITDA gains of 12% over 1999 and was entirely attributable to contributions from the full year of operations for Douglas Elliman. Residential operating results were adversely affected by soft demand for housing and declines in refinancing activities in northern Ohio primarily due to higher mortgage interest rates. For 2000, Realty One's service revenues declined 5% to $99.2 million and EBITDA declined 39% to $4.5 million compared to 1999. For the 2000 year, Realty One's mortgage origination business experienced declines of approximately 21% in mortgage volume. Douglas Elliman produced service revenue and EBITDA of $107.5 million and $11.2 million, respectively, for the 2000 year. These operating results represented material increases of $57.8 million, or 116% for revenues and $4.8 million, or 75%, for EBITDA, compared to 1999. Insignia Residential Group produced relatively flat operating results for 2000, compared to 1999, generating service revenues of $26.5 million and EBITDA of $452,000. The comparable results for 1999 were service revenues of $26.9 million and EBITDA of $581,000.


Real Estate Principal Investment Activities


     The Company's strategy of investing in qualifying real estate assets continued to produce positive contributions to the commercial business. The Company reported equity earnings from real estate ventures of approximately $1.5 million for 2000, reflecting a decline of 36% compared to $2.3 million for 1999. This decline is primarily attributable to $1.8 million in impairment write-downs on two under-performing assets, in combination with a $1.1 million increase in pre-tax gains from property sales during 2000. Such property sales in 2000 generated pre-tax gains of $3.9 million, compared to $2.8 million in 1999.

     The Company produced FFO from real estate ownership of approximately $3.9 million for 2000, representing a modest 3% increase over 1999. FFO is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. This measure is not defined by GAAP and Insignia's usage of this term may differ from other companies' usage of the same or similar terms. Management uses this supplemental measure in the evaluation of real estate activities and believes that it provides a measure of cash generated by property operations.


Internet Initiatives


     In aggregate, the Company invested approximately $22.5 million in Internet and technology-related businesses during the 2000 year. These investments included both internally developed businesses and third-party Internet-oriented businesses with a real estate focus. Internet-based business initiatives adversely affected income, reflecting pre-tax losses of approximately $34.7 million for the 2000 year. These losses include approximately $18.4 million in aggregate impairment write-downs (including both internal initiatives and third-party investments), $9.3 million of EdificeRex operating losses during the first half of 2000 prior to de-consolidation, and $7.0 million of other internal operating expenses. Such internal operating costs were net of a realized gain of $811,000 from the sale of stock in Homestore.com and interest income of $464,000 earned on cash holdings of EdificeRex prior to its de-consolidation.


     The Company's Internet initiatives have been a disappointment, primarily due to adverse market conditions during the second half of 2000 that resulted in the evaporation of equity financing for Internet technology initiatives. Therefore, the Company has substantially ceased financing of internal and third-party internet businesses and does not expect to invest materially in Internet technology initiatives, other than certain Internet-related platforms developed or invested in by Project Octane. A driving force behind this decision was the Company's desire to eliminate all on-going exposure to the financial requirements associated with such Internet-based initiatives.

     At December 31, 2000, Insignia held remaining equity investments of approximately $10.5 million (after approximately $8 million of impairment write-offs) in third-party Internet-related businesses. Insignia's equity ownership in these businesses ranges from 1% to 10%. While these businesses continue to operate, their future performance is highly dependent upon the ability to raise incremental capital to fund the on-going development of their business plans. If they are unsuccessful in raising the necessary capital, Insignia could incur further losses from impairment write-offs.

     The Company also has a deferred credit of $3.2 million at December 31, 2000 representing losses incurred in excess of the Company's investment in EdificeRex prior to its de-consolidation in the third quarter of 2000. EdificeRex, launched in February 2000, represented Insignia's first internally developed Internet-based business and the Company continues to hold an economic interest of approximately 50% in EdificeRex. The $3.2 million excess loss is carried as a deferred credit on the Company's balance sheet until such time as EdificeRex achieves profitability or Insignia disposes of its interest in EdificeRex. The Company has no obligation or intention to provide any additional funding to EdificeRex. All other internal Internet-based operations were terminated at December 31, 2000, resulting in a $10.4 million impairment write-off of capitalized web-based development costs. Other than Project Octane initiatives, the Company will look skeptically upon any future emerging technology-related investment opportunities.

Other Items Affecting Net Income


     Administrative expenses rose 38% from $11.8 million in 1999 to approximately $16.4 million in 2000. These increases reflect increased executive compensation in connection with a new employment agreement with the Chairman and robust performance meeting maximum incentive targets for the 2000 year.

     Interest and other income increased from $5.2 million in 1999 to $8.5 million in 2000 (including $464,000 of interest income of EdificeRex during the first half of the 2000 year). The increase is attributed to materially higher average cash holdings during the 2000 year, in combination with gains of approximately $862,000 on forward contracts to purchase British Pounds (Sterling). In addition, the Company realized foreign currency gains of approximately $1.4 million in 2000, principally from facility borrowings in declining European currencies. In comparison, foreign currency gains totaled $827,000 for the 1999 year.


     Interest expense increased 59%, or $4.9 million, to approximately $13.1 million for 2000, compared to 1999. This increase is due principally to increases in prevailing interest rates throughout 2000, interest charges on 1999 credit facility borrowings of approximately $110 million to finance the acquisitions of Lynch Murphy, St. Quintin and Douglas Elliman and further borrowings of $15 million in 2000 to finance Internet initiatives.

     Depreciation and amortization of intangibles from real estate service operations (excluding property operations and Internet-based businesses) increased 26%, in the aggregate, from $30.5 million in 1999 to $38.3 million in 2000. This increase is the result of substantial capital investments in property and equipment (see also "Liquidity and Capital Resources") and the full year impact of purchased intangible amortization for the 1999 acquisitions of St. Quintin and Douglas Elliman.

     The comparative results for the 1999 year were adversely affected by the $4.3 million ($3.1 million net of tax benefit) non-recurring charge for merger related expenses in connection with the March 1999 acquisition of St. Quintin and its subsequent combination with REGL. The one-time charge was substantially composed of the costs to vacate excess office space and, to a lesser extent, corresponding severance costs. The one time charge included provisions for rent expense during the period from vacancy to sublease, costs of improvements required for sublease, free rent concessions, excess rent over sublease terms and severance. All excess office space was subleased and severance costs were incurred prior to December 31, 1999. Also, certain excess office space was subleased on more favorable terms than originally estimated, resulting in a $1.3 million pre-tax income credit in the fourth quarter of 1999.

     Income taxes for 2000 declined 69% compared to 1999, despite higher income, due primarily to the non-taxable nature of the previously mentioned income of $19.1 million from life insurance proceeds.

YEARS ENDED DECEMBER 31, 1999 AND 1998

     Insignia reported strong operating results for 1999, with service revenues and Net EBITDA totaling $678.5 million and $58.9 million, respectively. These operating results represented increases of 34% and 12%, respectively, over 1998. Over $90 million, or approximately 55%, of the revenue growth was attributable to 1999 acquisitions with the remainder representing internal growth from the expansion of services and robust market conditions, primarily in the commercial sector. Net EBITDA for the service businesses grew 15% to $60.5 million for 1999, in comparison to 1998. Net EBITDA for 1999 was favorably impacted by foreign currency transaction gains of $827,000 attributable to the portion of the Company's credit facility borrowings denominated in European currencies. During 1999, Insignia held approximately $25 million of its credit facility borrowings in European currencies to act as a partial hedge against decreases in European earnings from declines in currency exchange rates against the U.S. Dollar. Net EBITDA less income taxes increased 18% to $46.7 million in 1999 from $39.5 million in 1998.

     Net income for 1999 totaled $10.3 million, reflecting a 7% decline from $11.1 million in 1998. Net income per share, on a diluted basis, was $0.46 for 1999 compared with $0.50 for 1998. The $4.3 million one-time charge pertaining to the operational merger of St. Quintin and REGL and fourth quarter 1999 expenses of $1.6 million related to the development of stand-alone Internet-based businesses adversely affected earnings. On an after-tax basis, these items reduced net income by approximately $4 million, or $0.17 per share.

     The results of operations for the Company are more fully described below.

Real Estate Services

     Commercial Real Estate Services

     The Company's commercial real estate service businesses produced an aggregate service revenue increase of 32% to $497.8 million for 1999, in comparison to $378.4 million for 1998. The increase in service revenue attributable to the acquisitions of Lynch Murphy in Boston and St. Quintin in the U.K. totaled approximately $49 million, or 41% of the overall growth over 1998. The Company's European operations, most notably Insignia Richard Ellis, accounted for approximately 36% of the growth over 1998. The remainder of the revenue growth, approximately $70 million, was attributable to the full year impact of the mid-1998 acquisitions of Hotel Partners and Jackson Cross, internal growth from the expansion of services in key U.S. markets and favorable market conditions, most notably in the New York metropolitan area. The commercial service businesses produced aggregate EBITDA gains of 21% to $56.4 million for 1999 compared to $46.7 million for 1998.

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

     The U.S. commercial service operations produced EBITDA of $41.6 million for 1999, reflecting an increase of 6% over $39.3 million for 1998. The lower percentage increase in EBITDA, as compared to revenues, was substantially attributable to an $8.0 million increase in back office support costs resulting from internal growth and higher information technology costs. The EBITDA results for 1999 again reflected favorable year-over-year gains by the New York region, which produced an EBITDA increase of 7% to $36.5 million for 1999 as compared to 1998. In addition, the Company's investment sales unit, Capital Advisors, produced a $3.2 million increase in EBITDA in 1999 compared to 1998. This increase for Capital Advisors clearly indicated the full recovery from the turmoil in the capital markets experienced in the fourth quarter of 1998 and first quarter of 1999 that resulted in a downturn in investment sales activity.

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

     The Company's European operations contributed EBITDA of $14.7 million for 1999, reflecting an increase of 101% or $7.3 million over 1998. This significant EBITDA gain reflected the full recognition of cost savings and revenue growth associated with the acquisition of St. Quintin and its operational merger with REGL, which operate as Insignia Richard Ellis, and the robust real estate market in the United Kingdom. The integration of these two U.K. market leaders exceeded Insignia's expected timetable for expense recovery and operational efficiency. In its first full year of operations, the German business contributed EBITDA of $551,000 for 1999, reflecting a 51% increase over 1998.

     Residential Real Estate Services

     The Company's residential service operations produced an aggregate service revenue increase of 40% from $129.0 million for 1998 to $180.7 million for 1999. This growth was essentially attributable to the acquisition of Douglas Elliman, which produced service revenues totaling $49.8 million for the six months of ownership since its acquisition in June 1999. Douglas Elliman experienced significant growth in its 1999 sales volume over 1998 due to the robust market for cooperative and condominium sales in New York City. For the full 1999 year, Douglas Elliman closed transactions valued at more than $2.2 billion, reflecting an increase of 25% compared to 1998. In addition, Douglas Elliman's average sales price for 1999 closed transactions saw a 13% increase over 1998 to $657,000. Realty One produced a service revenue increase of a modest 1% from $103.3 million in 1998 to $104.0 million for 1999. This achievement of revenue, nearly in line with the record level of 1998, was noteworthy given Realty One's sensitivity to interest rates fluctuations. Insignia Residential Group, which saw its management portfolio expand to more than 62,000 units during 1999, reported a 5% increase in service revenues from $25.7 million in 1998 to $26.9 million in 1999. First Ohio Mortgage, Realty One's mortgage loan subsidiary, experienced a 2% decline in loan volume to $405 million compared to 1998 levels. However, this result was significantly more favorable than that experienced by most competing mortgage banking companies, which generally saw loan volumes shrink by more than 30% in 1999.

     The residential service operations produced EBITDA gains of 62% from $8.9 million in 1998 to $14.4 million in 1999. Consistent with revenues, the EBITDA increases are the result of the June 1999 acquisition of Douglas Elliman, which produced EBITDA of $6.4 million for the six-month period since acquisition. Realty One reported an EBITDA decline of 7% to $7.4 million in 1999. This decrease reflected the effects of the year-over-year decline in first quarter results attributable to the reversion to a more normal seasonal sales pattern in 1999 (compared to the record level experienced in the first quarter of 1998) and the impact of rising interest rates on sales volume. Insignia Residential Group reported an EBITDA decline of 36% from $915,000 in 1998 to $581,000 in 1999 as a result of higher lease expense and support costs, compared to 1998.

Real Estate Principal Investment Activities

     The commercial operations of Insignia/ESG also included the property operations of the three wholly-owned real estate properties that were consolidated in the Company's financial statements for 1999. These properties produced revenues and pre-tax losses of approximately $1.9 million and ($224,000), respectively. The results of operations for these properties were excluded from service EBITDA and included in FFO from real estate operations.

     FFO from real estate ownership produced increases of 117% from $1.7 million in 1998 to $3.8 million in 1999. This increase reflected the continued enhancement of operating performance at existing properties resulting from improved occupancy and further cost efficiencies and the continued investment in qualifying properties. During 1999, the Company, in partnership with select clients, concluded real estate investment purchases of 18 properties comprising approximately 2.5 million square feet of commercial space and 400 residential units.

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

Internet Initiatives

     Internet-based business expenses of approximately $1.6 million lowered earnings for 1999. These expenses, incurred entirely in the fourth quarter of 1999, related to the development of new Internet-oriented business applications and consisted primarily of costs for personnel and advertising and marketing campaigns. In 1999, Insignia invested an aggregate $14.9 million in the development of capitalized intellectual property for internal Internet-based businesses and in third-party Internet-related businesses with a real estate focus.

Other Items Affecting Net Income

     Administrative expenses rose 64% from $7.2 million in 1998 to $11.8 million in 1999. This increase reflected the anticipated higher costs following the Spin-Off as a separate company, continued growth of the Company through acquisitions and expansion of services, and certain atypical expenses incurred in connection with abandoned acquisition transactions. Administrative expenses of the Company through the time of the Spin-Off in September 1998, which totaled approximately $5.5 million, consisted entirely of estimated allocations of Former Parent overhead costs.


     Interest and other income increased from $3.4 million in 1998 to $5.2 million in 1999 principally as a result of higher average cash holdings during the 1999 year, as compared to 1998. Also, as previously noted, income for 1999 was enhanced by foreign currency transaction gains of $827,000 resulting from the affect of exchange rate declines on credit facility borrowings denominated in European currencies.

       Interest expense increased by $6.8 million over 1998 levels to $8.2 million for the 1999 year. The increase was due principally to interest charges on 1999 credit facility borrowings of approximately $110 million to finance the acquisitions of Lynch Murphy, St. Quintin and Douglas Elliman. Interest expense for 1998 was attributable solely to asset financing consisting of Realty One borrowings, principally under its warehouse line used in the origination of mortgage loans for sale, and REGL borrowings substantially secured by restricted cash deposits. The results for 1998 do not include any interest expense allocation from the indebtedness of Former Parent.


     Depreciation and amortization of intangibles (exclusive of property operations) increased 35% from $22.5 million in 1998 to $30.5 million in 1999. These increases were the result of increased capital investments in property and equipment and acquisitions substantially comprised of purchased intangibles.

     Results for 1999 were adversely affected by the $4.3 million ($3.1 million net of tax benefit) non-recurring charge for merger related expenses in connection with the March 1999 acquisition of St. Quintin and its subsequent combination with REGL. As previously noted, the one-time charge was substantially composed of the costs to vacate excess office space and, to a lesser extent, corresponding severance costs. The one time charge included provisions for rent expense during the period from vacancy to sublease, costs of improvements required for sublease, free rent concessions, excess rent over sublease terms and severance. All excess office space was subleased and severance costs were incurred prior to December 31, 1999. Also, certain excess office space was subleased on more favorable terms than originally estimated, resulting in a $1.3 million pre-tax income credit in the fourth quarter of 1999.

     Earnings for 1998 were adversely affected by the one-time impairment charge of $2.3 million for the write-down of the Company's 60% investment in its Italian subsidiary, Insignia/CAGISA, to the then estimated disposition value of approximately $1 million. The Company completed the disposition of its interest in this subsidiary in March 1999, realizing a gain of approximately $50,000.

     Income taxes declined 6% to $12.2 million in 1999, in comparison to 1998, as a result of lower income.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its unrestricted cash on hand, available credit under its $185 million revolving credit facility and cash provided by operations. The Company utilizes cash holdings and available credit for general corporate purposes, expansion of the service platform through acquisitions and office openings and to fund ongoing real estate investment activities.


     Unrestricted cash at December 31, 2000 totaled approximately $124.5 million. However, in March 2001, a substantial portion of this cash is to be used for payment of approximately $75 million in incentive compensation and $22.5 million for remaining purchase consideration for the U.K. operation. The Company's total debt at December 31, 2000 and 1999 consisted of the following:


              (In thousands)                                                   2000            1999
                                                                          --------------- ----------------

              Credit facility borrowings                                       $ 122,350        $ 109,025
              Notes payable to sellers of acquired businesses,
               secured by restricted cash holdings                                 6,219           11,815
              Other debt of subsidiaries                                           7,213            8,792
                                                                          --------------- ----------------
                   Notes payable                                                 135,782          129,632

              Mortgage warehouse line of credit                                    9,502            6,235
              Real estate mortgage notes payable                                  48,369           28,455

                                                                          --------------- ----------------
                   TOTAL DEBT                                                  $ 193,653        $ 164,322
                                                                          =============== ================


     The real estate mortgages, mortgage warehouse line and cash-secured acquisition indebtedness are all self-liquidating from the related assets and do not affect Insignia's liquidity and capital resources. Other debt of $130 million, together with approximately $14.4 million in letters of credit supporting real estate investments, represent the outstanding obligations under facilities aggregating approximately $195 million. Approximately $50 million in unused credit was available at December 31, 2000.

     Insignia believes that its cash on hand, available credit and anticipated cash flows from operations are sufficient for its short term and long term operating and capital requirements. For 2001, Insignia has budgeted approximately $20 million in capital expenditures, has a range of $20 - $30 million allocated for potential acquisitions or geographic expansions and expects to allocate up to $30 million to real estate activities. With $50 million in credit available and in excess of $50 million in cash from operations expected in 2001, no further external capital is anticipated.

     The $185 million revolving credit facility matures in October 2001. Insignia has commenced the process to renew this facility for another three years and expects to complete the renewal process during the second quarter of 2001.

     During 2000, cash provided by operations of approximately $82.1 million (which included $19.1 million of non-recurring life insurance proceeds) was supplemented by $15 million borrowed under Insignia's credit facility, $25 million from a private placement of preferred stock and more than $6 million in proceeds from employee stock purchases. The principal uses of this cash were Internet investments of approximately $22.6 million, capital expenditures of more than $30 million, acquisition payments of $14 million and net real estate investments of approximately $20 million. The remainder is included in cash at December 31, 2000.


RECENT ACCOUNTING PRONOUNCEMENTS


     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 ("SFAS"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective as of January 1, 2001 for the Company and its implementation will not have a material effect on the Company's financial position or results of operations.


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

     Changes in market interest rates on residential mortgage loans and changes in real property values in northern Ohio and New York City impact the revenues of the Company's residential brokerage and mortgage origination businesses. Increases in mortgage interest rates during 2000, which resulted in a weak environment for single-family home sales in the northern Ohio marketplace, adversely affected the revenues and profits of Realty One's home brokerage and mortgage origination business. Consequently, Realty One reported year-over-year declines in revenue and EBITDA of $4.9 million and $2.9 million, respectively, for the 2000 year compared to 1999.

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


     Consistent with the industry in general, the commercial services segment has historically experienced its lowest quarterly operating results in the first quarter of each year as a result of the desire of clients to complete transactions by calendar year-end. This phenomenon generally results in higher revenues and income in the last half of the year and a gradual slowdown in transactional activity and corresponding operating results during the first quarter. The SAB 101 accounting change may affect seasonality.


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

FORWARD LOOKING STATEMENTS


     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements which make reference to the expectations or beliefs of the Company or any of its management are such forward-looking statements. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding the results of litigation, Insignia's future financial performance, expansion plans, credit facility renewal plans, estimated capital expenditures and statements concerning the performance of the U.S. and international commercial and residential brokerage markets. Such information also includes statements regarding the Company's plans to substantially limit its e-commerce business expenses. Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate and financing risks.


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

Item 7A.  Quantitative and Qualitative Disclosure of Market Risk


     Insignia is exposed to a variety of market risks, including foreign currency exchange rate fluctuations and changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates from the Company's operations in foreign jurisdictions. In addition to the United States, the Company conducts business in the following foreign jurisdictions: the U.K., Germany, Italy, Belgium, Ireland, Northern Ireland, the Netherlands, Hong Kong, China, Thailand and Mexico. The British Pound (Sterling) represents the only foreign currency of a material business operation, as more than 90% of Insignia's foreign operations were derived in the U.K. for both 2000 and 1999.

     The Company's financial results could be significantly affected by factors such as fluctuations in foreign currency exchange rates and weak economic conditions in these foreign markets. These foreign factors have not had a material adverse effect on the Company; however, they could potentially have a material adverse affect on the Company's future financial position and results of operations. A 10% change in the British pound at December 31, 2000 would have had an estimated impact of approximately $14 million on revenues and $1.4 million on earnings. As previously noted, the Company realized foreign currency gains of approximately $1.4 million in 2000 and $827,000 in 1999, principally from facility borrowings in declining European currencies.

     The Company's interest income and expense are most sensitive to the changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. Interest rates are sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. A 100 basis point change in interest rates at current cash and debt levels would have an estimated annual net impact of less than $1 million on the Company's results of operations. However, changes in interest rates can have a material adverse effect on Realty One's home brokerage and mortgage origination business in northern Ohio. As evidence, increases in mortgage interest rates during 2000 spurred a weak environment for single-family home sales. As a result, Realty One experienced a sharp decline in sales volume and mortgage financing activities with revenues and earnings for 2000 off $4.9 million and $2.9 million, respectively, compared to 1999.



Item 8.  Financial Statements and Supplementary Data

     The response to this item is submitted in Item 14 (a) of this Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders.


Item 11.  Executive Compensation

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2001 Annual Meeting of Stockholders.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) (1) and (2):      The response to this portion of Item 14 is submitted
                           as a separate section of this Report. See Page F-2.

         (3) Exhibits:

1

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

               2.2 Form of Agreement and Plan of Distribution, dated as of September 16, 1998, by and between Former Parent and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.2 to Report on Form 10-K of Insignia Financial Group, Inc.
                            filed on March 29, 2000)

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

               4.1 Registration Rights Agreement, dated as of February 9, 2000, by and among Insignia Financial Group, Inc. and the initial stockholders specified therein (incorporated herein by reference to Exhibit 4.1(b) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.1(a) Asset and Stock Purchase Agreement, dated as of June 17, 1996, among Former Parent, Insignia Buyer Corporation, Edward S. Gordon Company Incorporated, Edward S. Gordon Company of New Jersey, Inc. and Edward S. Gordon (incorporated herein by reference to Exhibit 10.15 of the Report on Form 10-K of Former Parent filed on March 24, 1998)

               10.1(b) Stock Purchase Agreement, dated March 19, 1997, by and among Insignia Commercial Group, Inc., Former Parent, Kirkland B. Armour, Scott J. Brandwein, Harvey B. Camins, James L. Deiter, Lyan Homewood Fender, Ronald T. Frain, Jay Hinshaw, Thomas E. Moxley, Robert B. Rosen, James H. Swartchild, Jr., David Tropp, Gregg F. Witt, Frain, Camins & Swartchild Incorporated, FC&S Management Company and Construction Interiors, Incorporated (incorporated herein by reference to Exhibit 10.22 to the Report on Form 10-K of Former Parent filed on March 24,
                            1998)

               10.1(c) Stock Purchase Agreement, dated as of September 18, 1997, by and among Former Parent, Insignia RO, Inc., Joseph T. Aveni, Vincent T. Aveni, James C. Miller, Richard A. Golbach, Joseph T. Aveni as Trustee of the Joseph T. Aveni Declaration of Trust dated April 25, 1988, as amended on August 10, 1995, Vincent T. Aveni as Trustee of the Vincent T. Aveni Declaration of Trust dated February 11, 1988, as restated on September 14, 1995, Joseph T. Aveni as Trustee of the Vincent T. Aveni Declaration Trust, dated July 13, 1994, and Vincent T. Aveni as Trustee of the Joseph T. Aveni Declaration Trust, dated July 13, 1994 (incorporated herein by reference to Exhibit
                            10.27 to Report on Form 10-K of Former Parent filed on March 24, 1998)

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

               10.2(g) Executive Service Agreement, dated February 4, 1998, by and between Richard Ellis Group Limited and Andrew John Mack Huntley (incorporated herein by reference to Exhibit 10.2(j) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31,
                            1999)

               10.2(h) Supplemental Service Agreement, dated February 24, 1998, by and between Insignia Financial Group, Inc. and Andrew John Mack Huntley (incorporated herein by reference to Exhibit 10.2(k) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31,
                            1999)

               10.2(i) Assignment, Assumption, Consent and Release Agreement, dated July 1, 1998, by and among Former Parent, Insignia Financial Group, Inc. and Andrew John Mack Huntley (incorporated herein by reference to Exhibit 10.2(l) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31,
                            1999)

               10.2(j) Employment Agreement, entered into on May 18, 2000, effective as of January 1, 2000, by and between Insignia Financial Group, Inc. and Andrew Lawrence Farkas, including, as Exhibit A thereto, resolutions of the Compensation Committee empowering Andrew L. Farkas, as Chief Executive Officer of the Company, to direct and participate in the grants of equity interests in certain subsidiaries of the Company (incorporated herein by reference to Exhibit 10.2(a) to the Report on Form 8-K of Insignia Financial Group, Inc. filed on May 25, 2000)

               10.2(k) Amended and restated Employment Agreement, dated as of May 19, 2000, by and between Insignia Financial Group, Inc. and Adam B. Gilbert (incorporated herein by reference to Exhibit 10.2(b) to the Report on Form 8-K of Insignia Financial Group, Inc. filed on May 25, 2000)

               10.2(l) Amended and restated Employment Agreement, dated as of May 12, 2000, by and between Insignia Financial Group, Inc. and Jeffrey B. Cohen (incorporated herein by reference to Exhibit 10.2(c) to the Report on Form 8-K of Insignia Financial Group, Inc. filed on May 25, 2000)

               10.2(m) Employment Agreement, dated as of August 1, 2000, by and between Insignia Financial Group, Inc. and Frank
                            M. Garrison (incorporated herein by reference to Exhibit 10.2 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on August 14, 2000)

               10.2(n) Executive Service Agreement, dated as of January 31, 2001, between Insignia Richard Ellis Limited and Alan Charles Froggatt

               10.2(o) Form of Transferee Agreement, dated as of September 24, 1999, by and between Insignia Financial Services, Inc., as a Member of Insignia Opportunity Directives, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2(n) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                            2000)

               10.2(p) Form of Transferee Agreement, dated as of November 17, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-SLI Holdings, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to
                            Exhibit 10.2(o) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(q) Form of Transferee Agreement, dated as of November 24, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-OSA Holdings, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to
                            Exhibit 10.2(p) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(r) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-MCI Holdings, LLC, and the individuals listed on the schedule annexed thereto (incorporated herein by reference to Exhibit 10.2(q) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(s) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-LNI Holdings, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to
                            Exhibit 10.2(r) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(t) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-PFI Holdings, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to
                            Exhibit 10.2(s) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(u) Form of Transferee Agreement, dated as of January 21, 2000, by and between Insignia Financial Group, Inc., as a Member of ERX Advisors, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2(t) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(v) Form of Transferee Agreement, dated as of December 30, 1999, by and between Insignia Internet Initiatives, Inc., as a Member of IIII-CCI Holdings, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to
                            Exhibit 10.2(u) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(w) Form of Warrant Agreement, dated as of January 14, 2000, between Insignia Financial Group, Inc. and each of the executive officers listed on the schedule annexed thereto (incorporated herein by reference to Exhibit 10.2(v) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                            2000)

               10.2(x) Form of Warrant Agreement, dated as of January 14, 2000, between Insignia Financial Group, Inc. and each of the non-employee directors listed on the schedule annexed thereto (incorporated herein by reference to Exhibit 10.2(w) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                            2000)

               10.2(y) Form of Assignment of Limited Liability Company Interest, dated as of January 12, 2000, by and between ("Assignor") and certain individuals (see attached exhibit thereto) (Assignees") (incorporated herein by reference to Exhibit 10.2(x) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(z) Form of Assignment of Member or Limited Partner Interests by and among Insignia Financial Group, Inc., Insignia/ESG, Inc. ("Assignors") and certain individuals (see attached schedule thereto) (Assignees") (incorporated herein by reference to Exhibit 10.2(y) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(aa) Form of Assignment of Member or Limited Partner Interests by and among Insignia Financial Group, Inc., Insignia/ESG, Inc. ("Assignors") and the individual identified therein (Assignee") (incorporated herein by reference to Exhibit 10.2(z) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(ab) Form of Agreement for potential incentive compensation in connection with development activities, by and between Insignia/ESG, Inc. ("Assignor") and certain individuals (see attached schedule thereto) (Assignees") (incorporated herein by reference to Exhibit 10.2(aa) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.3(a) Insignia Financial Group, Inc. 1998 Stock Incentive Plan (incorporated herein by referenced to Exhibit
                            10.14 of the Form 10)

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

               10.3(d) Insignia Financial Group, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by referenced to Exhibit 10.17 of the Form 10)

               10.3(e) Form of Indemnification Agreement to be entered into separately by and between Insignia Financial Group, Inc. and each of the directors and executive officers listed on the schedule annexed thereto (incorporated herein by referenced to Exhibit 10.18 of the Form 10)

               10.3(f) Insignia Financial Group, Inc. 401(k) Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on September 2, 1998)

               10.3(g) Richard Ellis Group Limited 1997 Unapproved Share Option Scheme (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on November 18, 1998)

               10.3(h) Insignia Financial Group, Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.3(h) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.3(i) St. Quintin Holdings Limited 1999 Unapproved Share Option Scheme, as amended (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on April 29, 1999)

               10.3(j) Form of Non-Qualified Stock Option Agreement and form of amendment thereto (incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on October 4, 1999)

               10.3(k) Brooke International (China) Limited Share Option Scheme (incorporated herein by reference to Exhibit
                            4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on February 16,
                            2001)

               10.4         [Intentionally Omitted]

               10.5 (a) Credit Agreement, dated as of October 22, 1998, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated herein by reference to Exhibit 10.5 to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.5(b) Amendment No. 1 to Credit Agreement, dated as of March 19, 1999, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated herein by reference to Exhibit 10.5(b) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                            2000)

               10.5(c) Amendment No. 2 to Credit Agreement, dated as of July 21, 1999, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent (incorporated herein by reference to Exhibit 10.5(c) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                            2000)

               10.5(d) Amendment No. 3 to Credit Agreement, dated as of August 25, 2000, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent

               10.5(e) Amendment No. 4 to Credit Agreement, dated as of March 15, 2001, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent

               10.6(a) Warrant Agreement, dated as of September 15, 1998, between Insignia/ESG Holdings, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.1 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               10.6(b) Amendment No. 1 to Warrant Agreement, dated as of August 30, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 10.6(b) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                            2000)

               10.6(c) Amendment No. 2 to Warrant Agreement, dated as of September 15, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 10.6(c) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.6(d) Warrant Agreement, dated as of September 15, 1998, between Insignia/ESG Holdings, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.2 of Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               10.6(e) Amendment No. 1 to Warrant Agreement, dated as of September 15, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 10.6(e) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.6(f) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 4.3 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               10.6(g) Amendment No. 1 to Warrant Agreement, dated as of September 14, 1999, between Insignia Financial Group, Inc. and APTS Partners, L.P. (incorporated herein by reference to Exhibit 10.6(g) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.6(h) Warrant Agreement, dated as of September 15, 1998, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit
                            4.4 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               10.6(i) Amendment No. 1 to Warrant Agreement, dated as of December 18, 1998, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit 10.6(i) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                            2000)

               10.6(j) Amendment No. 2 to Warrant Agreement, dated as of August 30, 1999, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit 10.6(j) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                            2000)

               10.6(k) Amendment No. 3 to Warrant Agreement, dated as of September 15, 1999, between Insignia Financial Group, Inc. and APTS V, L.L.C. (incorporated herein by reference to Exhibit 10.6(k) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.6(l) Warrant Agreement, dated as of September 30, 1998, between Insignia Financial Group, Inc. and First Union National Bank of Delaware (incorporated herein by reference to Exhibit 4.6 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               10.6(m) Amendment No. 5 to Warrant Agreement, dated as of September 18, 2000, between Insignia Financial Group, Inc. and APTS Partners, L.P., providing for the issuance of warrants to purchase 266,667 shares of common stock (incorporated herein by reference to
                            Exhibit 10.6 (m) of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 14,
                            2000)

               10.6(n) Amendment No. 5 to Warrant Agreement, dated as of September 18, 2000, between Insignia Financial Group, Inc. and APTS Partners, L.P., providing for the issuance of warrants to purchase 293,333 shares of common stock (incorporated herein by reference to
                            Exhibit 10.6 (n) of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 14,
                            2000)

               10.6(o) Amendment No. 6 to Warrant Agreement, dated as of September 18, 2000, between Insignia Financial Group, Inc. and APTS Partners, L.P., providing for the issuance of warrants to purchase 316,667 shares of common stock (incorporated herein by reference to
                            Exhibit 10.6 (o) of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 14,
                            2000)

               10.6(p) Amendment No. 7 to Warrant Agreement, dated as of September 18, 2000, between Insignia Financial Group, Inc. and APTS V, L.L.C., providing for the issuance of warrants to purchase 51,944 shares of common stock (incorporated herein by reference to
                            Exhibit 10.6 (p) of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 14,
                            2000)

               10.7 Stock Subscription Agreement, dated as of February 9, 2000, among Insignia Financial Group, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 10.7 to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                            2000)

               10.8(a) Amended and Restated Series C Preferred Stock Purchase Agreement, dated March 15, 2000, by and among EdificeRex.com, Inc. and the investors identified therein (incorporated herein by reference to Exhibit 10.8(a) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                            2000)

               10.8(b) Stockholders Agreement, dated as of March 15, 2000, by and among EdificeRex.com, Inc., Insignia Financial Group, Inc., the persons listed therein and any transferee who subsequently becomes a party to the Agreement in accordance with the terms thereof (incorporated herein by reference to Exhibit 10.8(b) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.8(c) Registration Rights Agreement, dated as of March 15, 2000, between EdificeRex.com, Inc. and the investors listed therein (incorporated herein by reference to Exhibit 10.8(c) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               21.1         Subsidiaries of Insignia Financial Group, Inc.

               23.1 Consent of Independent Auditors to Annual Report on Form 10-K for the year ended December 31, 2000



(b)      Reports on Form 8-K filed in the fourth quarter of 2000:

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INSIGNIA FINANCIAL GROUP, INC.



                                                By:   /s/Andrew L. Farkas
                                                      -------------------------
                                                      Andrew L. Farkas
                                                      Chairman of the Board and
                                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


By:    /s/Andrew L. Farkas                                By:   /s/Robin L. Farkas
       -----------------------------------------------          --------------------------------------------------
       Andrew L. Farkas                                         Robin L. Farkas
       Chairman of the Board and                                Director
       Chief Executive Officer



By:    /s/Stephen B. Siegel                               By:   /s/Robert G. Koen
       -----------------------------------------------          --------------------------------------------------
       Stephen B. Siegel                                        Robert G. Koen
       Director and President                                   Director



By:    /s/James A. Aston                                  By:   /s/H. Strauss Zelnick
       -----------------------------------------------          --------------------------------------------------
       James A. Aston                                           H. Strauss Zelnick
       Chief Financial Officer                                  Director
       (Principal Accounting Officer)



By:    /s/Alan C. Froggatt                                By:   /s/Robert J. Denison
       -----------------------------------------------          --------------------------------------------------
       Alan C. Froggatt                                         Robert J. Denison
       Director and Chief Executive Officer of                  Director
       Insignia Richard Ellis

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(a)(1) AND (2)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 2000

                         INSIGNIA FINANCIAL GROUP, INC.

                               NEW YORK, NEW YORK

FORM 10-K - ITEM 14(a)(1) AND (2)

INSIGNIA FINANCIAL GROUP, INC.

LIST OF FINANCIAL STATEMENTS


The following consolidated financial statements of Insignia Financial Group, Inc. are included in Item 8:

      INSIGNIA FINANCIAL GROUP, INC.

         Consolidated balance sheets - December 31, 2000 and 1999

         Consolidated statements of operations - Years ended December 31, 2000, 1999 and 1998

         Consolidated statements of stockholders' equity - Years ended December 31, 2000, 1999 and 1998

         Consolidated statements of cash flows - Years ended December 31, 2000 1999 and 1998

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

                Report of Ernst & Young LLP, Independent Auditors


Board of Directors
Insignia Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Insignia Financial Group, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insignia Financial Group, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition for leasing commissions.


                                                              ERNST & YOUNG LLP

New York, New York
February 16, 2001

                         Insignia Financial Group, Inc.
                           Consolidated Balance Sheets




                                                                                              DECEMBER 31
                                                                                         2000            1999
                                                                                    --------------------------------
                                                                                            (In thousands)
ASSETS
   Cash and cash equivalents                                                             $124,527      $  61,600
   Receivables, net of allowance of $5,661 (2000) and $4,847 (1999)                       183,819        198,364
   Mortgage loans held for sale                                                            11,443          8,290
   Restricted cash                                                                          6,555         13,685
   Property and equipment                                                                  74,502         60,842
   Real estate interests                                                                  102,170         76,298
   Investments                                                                             10,458         10,095
   Property management contracts                                                           22,357         30,802
   Costs in excess of net assets of acquired businesses                                   324,631        311,481
   Deferred taxes                                                                          26,579          7,380
   Other assets                                                                            23,301         16,476
                                                                                    --------------------------------
Total assets                                                                             $910,342       $795,313
                                                                                    ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                                                     $  28,282      $  25,306
   Commissions payable                                                                     71,688         82,547
   Accrued incentives                                                                      89,963         44,509
   Accrued and sundry liabilities                                                          99,320         67,019
   Loss in excess of investment                                                             3,222              -
   Deferred taxes                                                                          15,333         18,541
   Mortgage warehouse line of credit                                                        9,502          6,235
   Notes payable                                                                          135,782        129,632
   Real estate mortgage notes payable                                                      48,369         28,455
                                                                                    --------------------------------
                                                                                          501,461        402,244

Commitments and contingencies

Stockholders' Equity:
   Common Stock, par value $.01 per share - authorized 80,000,000 shares
     21,573,928 (2000) and 20,719,862 (1999) issued and outstanding shares,
     net of 1,502,600 (2000 and 1999) shares held in treasury                                 216            207
   Preferred Stock, par value $.01 per share - authorized 20,000,000 shares                     -              -
     250,000 (2000) issued and outstanding shares                                               3              -
   Additional paid-in capital                                                             413,831        382,784
   Notes receivable for Common Stock                                                       (2,051)        (1,758)
   Retained earnings                                                                        2,846         11,954
   Accumulated other comprehensive loss                                                    (5,964)          (118)
                                                                                    --------------------------------
Total stockholders' equity                                                                408,881        393,069
                                                                                    --------------------------------
Total liabilities and stockholders' equity                                               $910,342       $795,313
                                                                                    ================================

See accompanying notes.

                         Insignia Financial Group, Inc.
                      Consolidated Statements of Operations



                                                                                 YEAR ENDED DECEMBER 31
                                                                          2000           1999            1998
                                                                     -----------------------------------------------
                                                                                     (In thousands)
REVENUES
    Real estate services                                                   $875,151       $678,471        $507,351
    Property operations                                                       5,212          1,877               -
                                                                     -----------------------------------------------
                                                                            880,363        680,348         507,351
                                                                     -----------------------------------------------

COSTS AND EXPENSES
    Real estate services                                                    776,505        607,722         451,774
    Property operations                                                       4,214          1,589               -
    Internet-based businesses                                                17,168          1,580               -
    Administrative                                                           16,355         11,826           7,232
    Depreciation                                                             15,302          7,156           3,090
    Amortization of intangibles                                              25,894         23,823          19,453
                                                                     -----------------------------------------------
                                                                            855,438        653,696         481,549
                                                                     -----------------------------------------------

    Operating income                                                         24,925         26,652          25,802

OTHER INCOME AND EXPENSES:
    Life insurance proceeds                                                  19,100              -               -
    Gain on sale of marketable securities                                       811              -               -
    Merger related expenses and non-recurring charges                             -         (4,272)         (2,300)
    Provisions for loss on Internet investments                             (18,435)             -               -
    Interest and other income                                                 8,454          5,191           3,429
    Interest expense                                                        (13,061)        (8,206)         (1,378)
    Foreign currency transaction gains                                        1,365            827               -
    Equity earnings in real estate ventures                                   1,455          2,284          (1,896)
    Minority interests                                                          900              -             371
                                                                     -----------------------------------------------

Income before income taxes and cumulative effect
    of a change in accounting principle                                      25,514         22,476          24,028

    Provision for income taxes                                               (3,727)       (12,178)        (12,975)
                                                                     -----------------------------------------------

Income before cumulative effect of a change in
    accounting principle                                                     21,787         10,298          11,053

Cumulative effect of a change in accounting principal, net of
    applicable taxes                                                        (30,420)             -               -
                                                                     -----------------------------------------------

Net (loss) income                                                            (8,633)        10,298          11,053

Preferred stock dividends                                                      (890)             -               -
                                                                     -----------------------------------------------

Net (loss) income available to common shareholders                        $  (9,523)     $  10,298       $  11,053
                                                                     ===============================================

                         Insignia Financial Group, Inc.
                Consolidated Statements of Operations (continued)



                                                                                      YEAR ENDED DECEMBER 31
                                                                                  2000          1999          1998
                                                                            --------------------------------------------
                                                                               (In thousands, except per share data)
PER SHARE AMOUNTS:
   Earnings per common share - basic
     Income before cumulative effect of a change in accounting principle      $    0.99         $  0.48      $  0.52
                                                                            ============================================
     Cumulative effect of a change in accounting principle                    $   (1.44)              -            -
                                                                            ============================================
     Net (loss) income                                                        $   (0.45)        $  0.48      $  0.52
                                                                            ============================================

   Earnings per common share - assuming dilution:
     Income before cumulative effect of a change in accounting principle
                                                                              $    0.89         $  0.46       $ 0.50
                                                                            ============================================
     Cumulative effect of a change in accounting principle                    $   (1.24)              -            -
                                                                            ============================================
     Net (loss) income                                                        $   (0.35)        $  0.46       $ 0.50
                                                                            ============================================

   Pro forma amounts assuming the new accounting principle is applied retroactively:
       Net income                                                              $ 21,787         $ 3,158       $5,669
                                                                            ============================================
       Earnings per common share - basic                                     $     0.99         $  0.15       $ 0.27
                                                                            ============================================
       Earnings per common share - assuming dilution                         $     0.89         $  0.14       $ 0.26
                                                                            ============================================

   Weighted average common shares and assumed conversions:
       - basic                                                                   21,200          21,294       21,063
                                                                            ============================================
       - assuming dilution                                                       24,428          22,622       21,993
                                                                            ============================================

See accompanying notes.

                         Insignia Financial Group, Inc.
                 Consolidated Statements of Stockholders' Equity findme

                                                             INVESTMENT AND                                 NOTES
                                                              NET ADVANCES                ADDITIONAL     RECEIVABLE
                                                                  FROM         COMMON       PAID-IN      FOR COMMON      RETAINED
(In thousands, except share data)                            FORMER PARENT     STOCK        CAPITAL         STOCK        EARNINGS
                                                            -----------------------------------------------------------------------

Balances at December 31, 1997                               $    208,444    $              $       -      $      -       $      -
                                                                                   -
   Net transactions with Former Parent                           165,137           -               -             -              -
   Net income (from January 1, 1998 through September 30,          9,397           -               -             -              -
     1998)
   Distribution of Common Stock in connection with Spin-Off     (382,978)        214         382,764             -              -
   Net income (from October 1, 1998 through December 31,               -           -               -             -          1,656
     1998)
   Other comprehensive income:
     Foreign currency translation, net of tax of $95                   -           -               -             -              -

   Total comprehensive income                                          -           -               -             -              -


   Exercise of stock options - 25,707 shares of Common                 -           -             150             -              -
     Stock issued
   Notes receivable from employees for shares of Common                -           1           1,842        (1,843)             -
     Stock
   Purchase of treasury shares                                         -          (1)         (1,852)            -              -
   Restricted stock awards                                             -           -             171             -              -
                                                            ----------------------------------------------------------------------
Balances at December 31, 1998                                          -         214         383,075        (1,843)         1,656
   Net income                                                          -           -               -             -         10,298
   Other comprehensive income:
     Foreign currency translation, net of tax benefit of               -           -               -             -              -
     $1,113
     Unrealized gains on securities, net of tax of                     -           -               -             -              -
     $900

   Total comprehensive income


   Exercise of stock options and warrants - 155,558 shares
     of Common Stock issued                                            -           2           1,166             -              -
   Issuance of 112,006 shares of Common Stock under
     Employee Stock Purchase Program                                   -           1           1,017             -              -
   Issuance of 305,981 shares of Common Stock pursuant to
     the St. Quintin acquisition                                       -           3           8,097             -              -
   Notes receivable from employees for shares of Common                -           1             299          (300)             -
     Stock
   Payments on notes receivable for shares of Common Stock             -           -               -           385              -
   Purchase of treasury shares                                         -         (14)        (14,323)            -              -
   Restricted stock awards                                             -           -             737             -              -
   Adjustment for certain amounts estimated at Spin-Off                -           -           2,716             -              -
                                                            ----------------------------------------------------------------------
Balances at December 31, 1999                                          -         207         382,784        (1,758)        11,954

    ACCUMULATED
       OTHER
   COMPREHENSIVE   COMPREHENSIVE
       INCOME         INCOME         TOTAL
------------------------------------------------

   $       -       $   208,444

           -                          165,137
           -                            9,397

           -                                -
           -       $     1,656          1,656


         141               141            141
                   ----------------
           -       $     1,797              -
                   ================
           -                              150

           -                                -

           -                           (1,853)
           -                              171
-------------------              ---------------
         141                          383,243
           -       $    10,298         10,298

      (1,474)           (1,474)        (1,474)

       1,215             1,215          1,215

                  ----------------
                  $     10,039
                  ================

           -                            1,168

           -                            1,018

           -                            8,100
           -                                -

           -                              385
           -                          (14,337)
           -                              737
           -                            2,716
-------------------              ---------------
        (118)                         393,069


                         Insignia Financial Group, Inc.
           Consolidated Statements of Stockholders' Equity (continued)

                                                        INVESTMENT                                               NOTES
                                                     AND NET ADVANCES                           ADDITIONAL    RECEIVABLE
                                                          FROM        COMMON      PREFERRED      PAID-IN      FOR COMMON
(In thousands, except share data)                     FORMER PARENT    STOCK        STOCK        CAPITAL        STOCK
                                                      ------------------------------------------------------------------

Balances at December 31, 1999                         $    -          $    207    $       -     $  382,784   $   (1,758)

   Net loss                                                -                 -            -           -               -
   Other comprehensive loss:
     Foreign currency translation, net of tax benefit      -                 -            -           -               -
      of $4,518
     Unrealized loss on securities, net of tax             -                 -            -           -               -
      benefit of $456
     Reclassification  adjustment for realized gains,      -                 -            -           -               -
      net of tax of $324


   Total comprehensive loss


   Exercise of stock options and warrants - 446,541
     shares of Common Stock issued                         -                              5          3,777            -
   Issuance of 307,413 shares of Common Stock under
     Employee Stock Purchase Program                       -                 3            -          2,380            -
   Issuance of 250,000 shares of Preferred Stock           -                 -            3         24,948            -
   Restricted stock awards - 62,135 shares of Common       -                 1            -            708            -
     Stock issued
   Assumption of options pursuant to Brooke                -                 -            -            479            -
     acquisition
   Preferred stock dividend                                -                 -            -            475            -
   Notes receivable from employees for shares of           -                 -            -            405         (405)
     Common Stock
   Payments on notes receivable for shares of Common       -                 -            -              -          112
     Stock
   Adjustment for certain amounts estimated at             -                 -            -         (2,125)           -
     Spin-Off
                                                      -----------------------------------------------------------------
Balances at December 31, 2000                         $    -          $    216    $       3     $  413,831   $   (2,051)
                                                      ================================================================


See accompanying notes


                 ACCUMULATED
                    OTHER
    RETAINED    COMPREHENSIVE  COMPREHENSIVE
    EARNINGS        INCOME         INCOME        TOTAL
-----------------------------------------------------------

    $  11,954   $     (118)                   $  393,069

       (8,633)           -      $   (8,633)       (8,633)

            -       (4,674)         (4,674)       (4,674)

            -         (685)           (685)         (685)

            -
                      (487)           (487)         (487)

                               -------------
                               -------------
                                $  (14,479)
                               =============
                               =============
           -             -                         3,782

           -             -                         2,383
           -             -                        24,951
           -             -                           709

           -             -                           479

        (475)            -                             -
           -             -                             -

           -             -                           112

           -             -                        (2,125)

--------------------------------             --------------
    $  2,846    $   (5,964)                   $  408,881

================================             ==============


                         Insignia Financial Group, Inc.
                      Consolidated Statements of Cash Flows




                                                                                          YEAR ENDED DECEMBER 31
                                                                                  2000             1999             1998
                                                                           -----------------------------------------------------
                                                                                              (In thousands)
         OPERATING ACTIVITIES
         Net (loss) income                                                       $   (8,633)      $  10,298        $  11,053
         Cumulative effect of a change in accounting principle                       30,420               -                -
                                                                           -----------------------------------------------------

         Income before cumulative effect of a change in accounting
            principle                                                                21,787          10,298           11,053

         Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                          41,196          30,979           22,543
              Merger related and non-recurring expenses                                   -           4,272            2,300
              Equity (earnings) losses in real estate ventures                       (1,455)         (2,284)           1,896
              Minority interests                                                       (900)              -             (371)
              Foreign currency transaction gains                                     (1,365)           (827)               -
              Gain on sale of marketable securities                                    (811)              -                -
              Provisions for loss on Internet investments                            18,435               -                -
              Deferred income taxes                                                  (3,465)          4,213            3,966
              Changes in operating assets and liabilities:
                Receivables                                                         (80,850)        (37,142)         (36,852)
                Other assets                                                            356          (3,843)             644
                Accounts payable and accrued expenses                                58,625          32,465           25,509
                Commissions payable                                                  30,588          26,679            5,169
                                                                           -----------------------------------------------------
         Cash provided by operating activities                                       82,141          64,810           35,857

         INVESTING ACTIVITIES
         Additions to property and equipment, net                                   (31,289)        (30,255)         (18,167)
         Investment in Internet-based businesses                                    (22,552)        (14,907)               -
         Proceeds from sale of marketable securities                                  1,293               -                -
         Payments made for acquisition of businesses                                (13,981)       (107,835)         (65,357)
         (Increase) decrease in mortgage loans held for sale                         (3,153)         10,119           (6,418)
         Investment in real estate                                                  (37,099)        (40,711)         (40,563)
         Distributions from real estate investments                                  18,215          24,589            9,097
         Decrease (increase) in restricted cash                                       7,130          (6,844)          (6,732)
                                                                           -----------------------------------------------------
         Cash used in investing activities                                          (81,436)       (165,844)        (128,140)

                         Insignia Financial Group, Inc.
                Consolidated Statements of Cash Flows (continued)




                                                                                          YEAR ENDED DECEMBER 31
                                                                                  2000             1999             1998
                                                                           -----------------------------------------------------
                                                                                              (In thousands)
         FINANCING ACTIVITIES
         Proceeds from issuance of Common Stock                                   $   2,383      $    1,018      $       150
         Proceeds from issuance of Preferred Stock                                   24,951               -                -
         Proceeds from exercise of stock options                                      3,782           1,168                -
         Purchase of treasury stock                                                       -         (14,337)          (1,853)
         Net advances (payments) on mortgage warehouse line                           3,267         (11,680)           5,420
         Payments on notes payable                                                   (7,659)         (5,192)          (6,129)
         Proceeds from notes payable                                                 16,253         118,653            5,949
         Proceeds from real estate mortgage notes payable                            19,914          19,799                -
         Debt issuance costs                                                              -               -           (1,262)
         Net transactions with Former Parent                                              -               -          137,919
                                                                           -----------------------------------------------------
         Cash provided by financing activities                                       62,891         109,429          140,194
         Effect of exchange rate changes in cash                                       (669)           (284)              64
                                                                           -----------------------------------------------------
         Net increase in cash and cash equivalents                                   62,927           8,111           47,975
         Cash and cash equivalents at beginning of year                              61,600          53,489            5,514
                                                                           -----------------------------------------------------
         Cash and cash equivalents at end of year                                 $ 124,527       $  61,600        $  53,489
                                                                           =====================================================

See accompanying notes

                         Insignia Financial Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


1.       BUSINESS

ORGANIZATION

Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is an international real estate services company with operations throughout the United States and United Kingdom as well as in continental Europe, Asia and Latin America.

Insignia provides diversified real estate services including commercial agency leasing, tenant representation, brokerage, property and asset management, investment sales, development, redevelopment and consulting services, mortgage origination and title services, escrow agency, real estate oriented financial services, equity co-investment and other services to owners and users of real estate. In addition to real estate services, Insignia invests in real estate assets through co-investment initiatives with institutional clients, principal development activities and real estate funds. Insignia's principal real estate service businesses are Insignia/ESG, Inc. (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Douglas Elliman LLC (residential sales and rentals), Realty One, Inc. (single-family home brokerage and mortgage origination) and Insignia Residential Group, Inc. (condominium and cooperative apartment management). Insignia operates other commercial real estate service businesses throughout the world in Germany, Italy, Belgium, Ireland, Northern Ireland, the Netherlands, Japan, Hong Kong, China, Thailand and Mexico.

Further, in late 1999, Insignia embarked upon an Internet strategy comprising equity investment in third-party Internet-oriented businesses and development of proprietary e-commerce business applications with a real estate focus. Insignia's Internet initiatives were sharply curtailed in late 2000 due to the evaporation of equity financing for Internet ventures.

SPIN-OFF

Insignia was incorporated on May 6, 1998 under the name Insignia/ESG Holdings, Inc. and originally was a wholly-owned subsidiary of a company also named Insignia Financial Group, Inc. ("Former Parent"). On September 21, 1998, Former Parent effected the spin-off of Insignia through a pro rata distribution (the "Spin-Off") to the holders of common stock of Former Parent of all the outstanding common stock of Insignia (the "Common Stock"). On November 2, 1998, Insignia assumed the name of Former Parent, "Insignia Financial Group, Inc.", and reclaimed Former Parent's original New York Stock Exchange symbol, "IFS."

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements present the consolidated balance sheets of Insignia as of December 31, 2000, and 1999, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2000 (which included the combined results of those Insignia businesses included in the Spin-Off for the 1998 period prior to Spin-Off).

Prior to Spin-Off, Insignia utilized Former Parent's centralized systems for cash management, payroll, employee benefit plans, insurance and various administrative services. As a result, real estate services and administrative expenses, capital expenditures and other cash requirements of the Insignia businesses in the Spin-Off generally were paid by Former Parent and charged directly or allocated to Insignia. Administrative expenses, which included, among other things, investment banking, information technology, legal, finance, accounting, and facilities expenses of the Former Parent, were allocated to Insignia for all periods prior to the Spin-Off which occurred in September 1998. The allocation in 1998 for the period prior to Spin-Off totaled approximately $5,543,000. The administrative allocation was based upon an analysis of the operations of Former Parent using various methods, including employee headcount, acquisition activities and estimated management time devoted to the operations of those Insignia businesses. The comparative financial results for 1998 may not be comparable to other periods presented due to the allocation of administrative expenses to Insignia for the period prior to Spin-Off.

Interest expense is based upon the historical debt of Insignia and does not include interest expense related to Former Parent's indebtedness for the 1998 period prior to Spin-Off.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to the 2000 presentation.

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

RESTRICTED CASH

At December 31, 2000, restricted cash consisted of approximately $4.8 million in cash pledged to collateralize notes issued in connection with the Richard Ellis Group Limited ("REGL") and St. Quintin Holdings Limited ("St. Quintin") acquisitions, and approximately $1.8 million restricted for contingent payments related to other business acquisitions. At December 31, 1999, restricted cash consisted of approximately $1.4 million pledged to collateralize notes payable of REGL, approximately $9.4 million in cash pledged to collateralize notes issued in connection with the REGL and St. Quintin acquisitions, and approximately $2.9 million restricted for contingent payments related to other business acquisitions.

REAL ESTATE INTERESTS

Real estate interests include investments in co-invested partnerships owning commercial and residential real estate, properties under development, land held for development and an investment in Insignia Opportunity Trust ("IOT"), a real estate investment trust formed in 1999 (see Note 9). These investments are accounted for using the equity method, with earnings (losses) recorded to equity earnings in real estate ventures.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred approximately $25,105,000 $16,850,000, and $12,800,000, in advertising costs during 2000, 1999, and 1998, respectively.

INTANGIBLE ASSETS

The Company's intangible assets consist of property management contracts and costs paid in excess of net assets of acquired businesses. Property management contracts are stated at cost, less accumulated amortization of $47,476,000
(2000), and $38,828,000 (1999). These contracts are amortized using the straight-line method over 3 to 15 years. Costs in excess of net assets of acquired businesses are amortized by the straight-line method, over 5 to 25 years. Accumulated amortization was $46,719,000 (2000) and $30,125,000 (1999).
Property management contracts and costs in excess of net assets of acquired businesses are reviewed when indicators of impairment exist. An undiscounted cash flow methodology is used to determine whether underlying operating cash flows are insufficient to recover the assets' carrying amount.

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

REVENUE RECOGNITION

Real estate services revenue includes commercial leasing, tenant representation, property and asset management, investment sales, consulting, residential brokerage, mortgage origination, escrow agency, and commission revenue related to real estate sales. Such revenues are recorded when the related services are performed or at closing in the case of real estate sales. Prior to 2000, leasing commission revenue was recorded when the related service was performed (generally at lease signing), unless significant contingencies existed. Effective January 1, 2000, the Company changed its method of accounting to comply with the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. As a result, leasing commissions that are payable upon tenant occupancy, payment of rent or other specified events are now recognized upon the occurrence of such events (see Note 3).

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

OTHER COMPREHENSIVE INCOME

Other comprehensive income consists of unrealized gains (losses) on marketable equity securities and foreign currency translation adjustments, which at December 31, 2000 aggregated, net of tax, approximately $43,000 in unrealized gains and $6,007,000 in translation losses, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINORITY INTEREST

Minority interests in 2000 consisted of minority equity in EdificeRex.com ("EdificeRex"); the Company's internally developed Internet-based business that launched in February 2000. During the first half of 2000, Insignia consolidated EdificeRex and recorded net operating losses of approximately $9.3 million, or $3.2 million in excess of the Company's investment. EdificeRex was de-consolidated in the third quarter of 2000, due to a restructuring which reduced the Company's voting interest to approximately 47%. The $3.2 million excess loss is carried as a deferred credit on the Company's balance sheet at December 31, 2000 and will be recognized in earnings once EdificeRex achieves profitability or the Company disposes of its interest in EdificeRex. The Company has no obligation or intention to provide additional funding to EdificeRex.

Minority interests in 1998 consisted of the 40% minority equity of Insignia/CAGISA, which was sold in March 1999 (see Note 4).

INCOME TAXES

Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. Valuation allowances are provided against deferred tax assets that are unlikely to be realized. Federal income taxes are not provided on the unremitted earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the businesses outside the United States.

IMPAIRMENT

Impairment losses are recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Impairment losses are measured for assets held for sale by comparing the fair value of assets (less costs to dispose) to their respective carrying amounts.

RISKS AND UNCERTAINTIES

The Company's future results could be adversely affected by a number of factors, including (i) a general economic downturn in the Company's principal markets, most notably New York and London; (ii) unfavorable foreign currency fluctuations; (iii) changes in interest rates; (iv) fluctuations in rental rates and real estate values; and (v) an inability of Internet-based businesses, in which the Company is invested, to acquire equity financing to fund ongoing operating and development activities.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)




2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

Basic earnings per share is calculated using income available to common shareholders divided by the weighted average of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities, such as preferred stock, options and warrants, had been issued or exercised.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company enters into forward exchange contracts for firm foreign currency commitments to reduce its exposure to foreign currency risk. At December 31, 2000, the Company had two contracts to purchase 12 million British pounds (Sterling) maturing at various dates through March 2001. The fair market value of the forward exchange contracts, based on rates in effect at December 31, 2000, was approximately $862,000 and is included in other assets at December 31, 2000. Changes in fair market value of the contracts are recorded currently in earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 ("SFAS"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is effective as of January 1, 2001 for the Company and its implementation will not have a material effect on the Company's financial position or results of operations.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



3. CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission ("SEC") issued SAB 101, which discusses the SEC's views on the recognition of revenues from certain transactions. At December 31, 2000, the Company changed its method of accounting for revenue recognition for leasing commissions, in compliance with SAB 101, as a cumulative effect of a change in accounting principle, effective as of January 1, 2000. As such, operating results for the year ended December 31, 2000 are presented in compliance with the requirements of this accounting change. Historically, the Company generally recognized leasing commissions upon execution of the underlying lease, unless significant contingencies existed. Under the new accounting method, adopted retroactive to January 1, 2000, the Company's leasing commissions that are payable upon certain events such as tenant occupancy or payment of rent will be recognized upon the occurrence of such events. While this accounting change affects the timing of recognition of leasing revenues (and corresponding commission expense), it does not impact the Company's cash flow from operations.

The cumulative effect of the accounting change for prior years resulted in a reduction to income for the 2000 year of $30.4 million, net of applicable taxes of $23.3 million. The effect of the change on 2000 was to decrease revenues by $59.8 million and income exclusive of the cumulative effect of the accounting change by $10.5 million, or $0.43 per share (assuming dilution). The effect of the change on income for each quarter of the 2000 year is provided in Note 19.

4. MERGER RELATED AND NON-RECURRING CHARGES

Insignia, in 1999, recorded a non-recurring charge of $4.3 million ($3.1 million net of tax benefit) for merger related expenses in connection with the March 1999 acquisition of St. Quintin and its subsequent combination with REGL. The one-time charge was substantially composed of the costs to vacate excess office space and, to a lesser extent, corresponding severance costs. The one time charge included provisions for rent expense during the period from vacancy to sublease, costs of improvements required for sublease, free rent concessions, excess rent over sublease terms and severance. All excess office space was subleased and severance costs were incurred prior to December 31, 1999. Also, certain excess office space was subleased on more favorable terms than originally estimated, resulting in a $1.3 million pre-tax income credit in the fourth quarter of 1999.

A one-time impairment charge of $2.3 million was recorded in 1998 to write down the Company's 60% investment in its Italian subsidiary, Insignia/CAGISA, to estimated disposition value of approximately $1 million. This write-down was principally comprised of costs in excess of net assets of acquired businesses and was made in response the Company's decision to sell its interest in its residential apartment management business in 1998. The Company completed the disposition of its interest in this subsidiary in March 1999, realizing a gain of approximately $50,000.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


5. EARNINGS PER SHARE

The following table sets forth the computation of the numerator and denominator used for the computation of basic and diluted earnings per share for the periods indicated.

                                                                                   2000              1999               1998
                                                                              ----------------------------------------------------
                                                                                                (In thousands)
      NUMERATOR:
    Numerator for basic earnings per share - income available to common
       stockholders (before cumulative effect)                                 $ 20,897           $ 10,298          $ 11,053

    Effect of dilutive securities:
       Preferred stock dividends                                                    890                  -                 -
                                                                            -----------------  ----------------  ----------------
    Numerator for diluted earnings per share - income available to common stockholders after assumed conversions (before
       cumulative effect)                                                      $ 21,787           $ 10,298          $ 11,053
                                                                            =================  ================  ================

    DENOMINATOR
    Denominator for basic earnings per share - weighted
       average common shares                                                     21,200             21,294            21,063
    Effect of dilutive securities:
       Stock options, warrants and unvested restricted stock                      1,442              1,328               930
       Convertible preferred stock                                                1,786                  -                 -

                                                                            -----------------  ----------------  ----------------
     Denominator for diluted earnings per share - weighted
       average common shares and assumed conversions                             24,428             22,622            21,993
                                                                            =================  ================  ================


6. ACQUISITIONS

The Company's acquisitions during the last three years are discussed below. The acquisitions for 1998 were completed by Former Parent and contributed to Insignia at the date of the Spin-Off. All acquisitions were accounted for as purchases and the results of operations have been included in Insignia's statement of operations from the respective date of acquisition. Contingent purchase consideration is generally accounted for as additional costs in excess of net assets of acquired businesses when incurred.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


6. ACQUISITIONS (CONTINUED)

2000 ACQUISITIONS

BROOKE INTERNATIONAL

In December 2000, Insignia acquired Brooke International ("Brooke"), a commercial real estate service company based in Hong Kong with additional offices in China and Thailand. The base purchase price was approximately $1.6 million, comprised of approximately (i) $1.1 million paid in cash and (ii) $500,000 in reserved Common Stock and an assumed option plan enabling certain Brooke employees to purchase 110,000 shares of the Company's Common Stock. Options to purchase 40,000 shares of the Company's Common Stock at $11.8125 had been granted under this plan and remained outstanding at December 31, 2000. Additional purchase consideration of up to $1 million, payable over three years, is contingent on the future performance of Brooke.

BDR

In March 2000, the Company entered into a definitive agreement to acquire BDR, a Dutch real estate services company headquartered in Amsterdam, the Netherlands. The base purchase price was approximately $2.4 million, all of which was paid in cash upon final closing in September 2000. BDR provides a variety of commercial real estate services with a specialization in international advisory assignments and other corporate services. Additional purchase consideration of approximately $2.5 million, payable over three years, is contingent on the future performance of this business.

1999 ACQUISITIONS

LYNCH MURPHY WALSH & PARTNERS

On March 1, 1999, Insignia acquired Lynch Murphy Walsh & Partners ("Lynch Murphy"), a provider of commercial real estate services located in Boston, Massachusetts. Lynch Murphy specializes in brokerage services, including representation of tenants and landlords, investment sales and debt placements, valuation services and advisory/consulting services. The base purchase price was $12.0 million, all of which was paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10.0 million, payable over three years, is contingent on the future performance of Lynch Murphy. As of December 31, 2000, $3.0 million of additional purchase consideration had been paid and the maximum remaining potential consideration was approximately $7 million.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


6. ACQUISITIONS (CONTINUED)

ST. QUINTIN

On March 5, 1999, Insignia acquired St. Quintin a British real estate services firm headquartered in London. The base purchase price for St. Quintin was approximately $32.0 million. The base purchase price was funded with approximately $24.3 million in borrowings under the Company's revolving credit facility, the issuance of approximately 306,000 shares of the Company's Common Stock and assumed options enabling certain employees of St. Quintin to purchase approximately 612,000 shares of the Company's Common Stock. The remaining additional purchase consideration of approximately $11.2 was incurred for 2000 and is included in accrued and sundry liabilities at December 31, 2000.

The operations of St. Quintin were merged with REGL in 1999 and the combined entities now operate under the name Insignia Richard Ellis throughout the United Kingdom.

DOUGLAS ELLIMAN

On June 23, 1999, Insignia acquired Douglas Elliman Brokerage, a residential real estate brokerage firm located in New York City. The base purchase price was approximately $65 million, paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10 million, payable over five years, is contingent on the future revenues of Douglas Elliman. As of December 31, 2000 approximately $2 million of additional purchase consideration had been paid and the maximum remaining potential consideration was approximately $8 million.

1998 ACQUISITIONS

GOLDIE B. WOLFE & COMPANY

On January 20, 1998, 100% of the stock of Goldie B. Wolfe & Company ("Goldie Wolfe") was acquired. Goldie Wolfe is a commercial real estate services firm located in Chicago, Illinois. The purchase price was approximately $5.3 million, all of which was paid in cash.

REGL

In February 1998, 100% of the stock of REGL was acquired. The base purchase price was approximately $71.5 million, inclusive of approximately $3.3 million paid in April 1999. The acquisition was funded by Former Parent from borrowings on its revolving credit facility, and the issuance of 617,371 shares of Former Parent common stock and the assumption of options enabling REGL employees to purchase 853,741 shares of Former Parent common stock. The options were assumed by Insignia in the Spin-Off for options to purchase up to 1,289,329 shares of the Company's Common Stock. Approximately $35 million of the purchase price was paid in cash with the remainder paid in the form of equity and deferred purchase obligations. The remaining additional purchase consideration of approximately $11.3 was incurred in 2000 and is included in accrued and sundry liabilities at December 31, 2000.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



6. ACQUISITIONS (CONTINUED)

HOTEL PARTNERS

On May 11, 1998, Hotel Partners was acquired. Hotel Partners is a Chicago-based international brokerage firm focused exclusively on the hospitality segment of the real estate industry. The base purchase consideration paid for Hotel Partners was approximately $7.0 million, which was paid in cash at closing. Additional purchase consideration of up to $29.1 million, over a five-year period, is contingent on the future performance of Hotel Partners. As of December 31, 2000, no additional purchase consideration had been paid and the maximum remaining potential consideration was approximately $18.9 million.

JACKSON CROSS COMPANY

On June 15, 1998, Jackson Cross Company ("Jackson Cross"), a prominent commercial real estate service firm with operations primarily in the Philadelphia area, was acquired. The base purchase consideration paid for Jackson Cross was approximately $9.1 million, consisting of $8.6 million paid in cash at closing and $500,000 in guaranteed deferred payments. Additional purchase consideration of up to $5.4 million, payable over three years, is contingent on the future performance of Jackson Cross. As of December 31, 2000, approximately $1.1 million of additional purchase consideration had been paid and the maximum remaining potential consideration was approximately $2.8 million.

OTHER INFORMATION (UNAUDITED)

Pro forma unaudited results of operations for the years ended December 31, 1999, and 1998 assuming consummation of the Lynch Murphy, St. Quintin and Douglas Elliman acquisitions at January 1, 1999 and 1998, and assuming consummation of the Goldie Wolfe, REGL, Hotel Partners, and Jackson Cross acquisitions at January 1, 1998 are as follows:

                                                                              1999                1998
                                                                     ---------------------------------------
                                                                                 (In thousands)

                 Revenues                                                  $733,215            $665,638
                 Net income                                                  13,834              17,470

                 Pro forma per share amounts:
                    Net income - basic                                        $0.65               $0.82
                    Net income - assuming dilution                            $0.61               $0.77

Pro forma results for the year ended December 31, 2000 are not provided as the impact of 2000 acquisitions on the Company's results of operations were not material. The 1998 acquisitions were funded utilizing the working capital of Former Parent and no debt or interest was allocated to the Company.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



6. ACQUISITIONS (CONTINUED)

These pro forma results do not purport to represent the operations of the Company nor are they necessarily indicative of the results that actually would have been realized by the Company if the purchase of these businesses had occurred at the beginning of the period.

The base purchase consideration for the BDR and Brooke (2000), Lynch Murphy, St. Quintin and Douglas Elliman (1999), and Goldie Wolfe, REGL, Hotel Partners and Jackson Cross (1998), acquisitions is summarized as follows:

                                                                   2000         1999            1998
                                                          -------------------------------------------------
                                                                           (In thousands)

Notes payable                                              $          -      $          -      $   2,405
Common Stock                                                        479             8,100         22,865
Accrued and sundry liabilities                                    2,398             4,316         36,428
Pension liability                                                     -             2,105              -
Cash paid at the closing dates                                    3,458           101,609         54,928
                                                          -------------------------------------------------
                                                               $  6,335          $116,130       $116,626
                                                          =================================================

The base purchase consideration was allocated as follows:

                                                                       2000             1999            1998
                                                                 --------------------------------------------------
                                                                                  (In thousands)

        Cash acquired                                               $          -     $          -      $    6,624
        Receivables                                                        1,600              873          12,181
        Property and equipment                                               152            2,824           1,810
        Property management contracts                                          -                -             175
        Non-compete agreements                                                 -              120             238
        Costs in excess of net assets of acquired
           businesses                                                      4,070          107,280          89,389
        Other assets                                                         513            5,033           6,209
                                                                 --------------------------------------------------
                                                                       $   6,335         $116,130        $116,626
                                                                 ==================================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



6. ACQUISITIONS (CONTINUED)

The base purchase consideration allocated to costs in excess of net assets of acquired businesses and the corresponding amortization period for each acquisition is summarized as follows:

                                                                                                      AMORTIZATION
ACQUISITION                                                       YEAR               AMOUNT              PERIOD
----------------------------------------------------------- ------------------ ------------------- -------------------
                                                                                 (In thousands)
BDR                                                               2000                    $ 2,190       15 year
Brooke                                                            2000                      1,880       15 year
Lynch Murphy                                                      1999                     11,838       15 year
St. Quintin                                                       1999                     33,215       25 year
Douglas Elliman                                                   1999                     62,227       25 year
Goldie Wolfe                                                      1998                      5,387       15 year
REGL                                                              1998                     68,292       25 year
Hotel Partners                                                    1998                      7,133       10 year
Jackson Cross                                                     1998                      8,577       15 year


7. RECEIVABLES

Receivables consist of the following:

                                                                                            DECEMBER 31
                                                                                      2000              1999
                                                                                ------------------------------------
                                                                                          (In thousands)

Accounts receivable                                                                   $   10,469       $   10,948
Commissions receivable                                                                   160,625          179,742
Notes receivable:
   Brokerage and other employees                                                          10,276            6,897
   Executive officers with interest ranging from 6.7% to 8.4%                              1,304              444
   Other                                                                                   1,145              333
                                                                                ------------------------------------
                                                                                       $ 183,819        $ 198,364
                                                                                ====================================

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

Principal collections on notes receivable are as follows (In thousands):


    2001                                                   $   5,143
    2002                                                       2,246
    2003                                                       1,564
    2004                                                       1,355
    2005                                                       1,095
    Thereafter                                                 1,322
                                                    ---------------------
                                                            $ 12,725
                                                    =====================

8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                            DECEMBER 31
                                                                                      2000              1999
                                                                                ------------------------------------
                                                                                          (In thousands)

         Data processing equipment                                                     $29,161          $17,591
         Computer software                                                              25,789           22,698
         Furniture and fixtures                                                         14,324           11,732
         Leasehold improvements                                                         16,227           13,501
         Other equipment                                                                12,401            7,238
                                                                                ------------------------------------
                                                                                        97,902           72,760
         Less: Accumulated depreciation                                                (23,400)         (11,918)
                                                                                ------------------------------------
                                                                                       $74,502          $60,842
                                                                                ====================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



9. REAL ESTATE INTERESTS

At December 31, 2000, the Company held investments totaling approximately $28.7 million, in 33 co-investment partnerships that own real estate consisting primarily of apartment and commercial property throughout the United States and the United Kingdom. The Company's ownership interests in these partnerships ranged from 1% to 30%. These partnerships own 44 operating properties comprising approximately 4,700 multi-family apartment and hotel units and over 9.2 million square feet of commercial space. The Company recorded pre-tax gains from the sale of real estate totaling approximately $3.9 million and $2.8 million in 2000 and 1999, respectively. Also, Insignia recorded impairment write-downs of $1.8 million in 2000 for two of its real estate investments to reflect their estimated fair market value. The gains and write-downs are included in equity earnings in real estate ventures in Insignia's statement of operations and its commercial segment.

In addition, the Company held an investment of approximately $7.5 million in IOT at December 31, 2000. Through its subsidiary operating partnership, Insignia Opportunity Trust ("IOP"), IOT invests primarily in commercial mortgage-backed securities, unsecured commercial real estate related debt and real estate equity instruments. Insignia holds an ownership interest of approximately 12% in IOT and a 1.25% general partner and 10% non-subordinated promoted equity interest in IOP. In 2000, the Company recorded equity earnings of approximately $593,000 related to its investment in IOT.

Summarized financial information of IOT and the unconsolidated co-investment partnerships is as follows:

                                                                                    YEAR ENDED DECEMBER 31
                                                                          2000               1999               1998
                                                                    -------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS INFORMATION                                          (In thousands)
----------------------------------------------

Revenues                                                                 $  166,101         $  110,324         $    91,968

Total operating expenses                                                   (176,252)          (112,726)            (96,815)
                                                                    ----------------- ------------------- -----------------
Loss before gains on sale of property                                       (10,151)            (2,402)             (4,847)
Gains on sale of property                                                    24,939             18,196               3,691
                                                                    ----------------- ------------------- -----------------
Net income (loss)                                                       $    14,788         $   15,794         $    (1,156)
                                                                    ================= =================== =================
Company's share of net income (loss)                                   $      1,455        $     2,284         $    (1,896)
                                                                    ================= =================== =================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


9.  REAL ESTATE INTEREST (CONTINUED)


                                                                                    DECEMBER 31
                                                                             2000                 1999
                                                                      ---------------------------------------
CONDENSED BALANCE SHEET INFORMATION                                               (In thousands)
-----------------------------------

Cash and investments                                                     $     35,257          $    14,481
Receivables and deposits                                                       23,438               14,432
Investments in commercial mortgage backed securities                           69,053                    -
Investments in mezzanine loans                                                  2,669                    -
Other assets                                                                   27,542               37,681

Real estate                                                                 1,152,522              832,797
Less accumulated depreciation                                                 (60,085)             (29,545)
                                                                      -------------------- ------------------
Net real estate                                                             1,092,437              803,252
                                                                      -------------------- ------------------
Total assets                                                               $1,250,396              869,846
                                                                      ==================== ==================

Mortgage notes payable                                                    $   847,706           $  640,357
Other liabilities                                                              34,842               18,790
                                                                      -------------------- ------------------
Total liabilities                                                             882,548              659,147
Partners' capital                                                             367,848              210,699
                                                                      -------------------- ------------------
Total liabilities and partners' capital                                    $1,250,396           $  869,846
                                                                      ==================== ==================


At December 31, 2000, the Company also owned four real estate properties that are consolidated in the Company's financial statements. Brookhaven Village (Norman, Oklahoma) and Dolphin Village (St. Petersburg, Florida) are retail properties totaling an aggregate 291,000 square feet. One Telecom (developed by Insignia) and Sun Microsystems (in development by Insignia) are commercial office properties totaling an aggregate 317,000 square feet. The aggregate carrying amount of these properties was approximately $57.6 million and $41.5 million at December 31, 2000 and 1999, respectively (see Note 20).

In addition, at December 31, 2000 the Company held a 25% ownership interest in an office property under development; owned 30% interests in two parcels of land held for development; and solely owned one parcel of land also held for development. Development activities on these properties are being directed by Insignia and are not expected to be complete until later in 2001 or thereafter. The Company's investment in these properties totaled $9.1 million at December 31, 2000. At December 31, 1999, the Company held investments of $4.3 million in two office properties under development and a parcel of land held for development. Interest capitalized in connection with development properties totaled approximately $1,225,000 and $1,074,000 for 2000 and 1999, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


10. INVESTMENTS

At December 31, 2000, Insignia held equity investments of approximately $10.5 million, net of impairment write-downs of approximately $8 million, in 18 third-party Internet-related businesses. Additionally, Insignia recorded a write-down of approximately $10.4 million for an internally developed Internet-oriented business based on a decision to terminate this business. The internal write-down was principally comprised of capitalized web-based development costs. These impairment write-downs, which were taken due to the conclusion that these capital investments were permanently impaired, are included in the Company's statement of operations and its Internet initiatives segment as provisions for loss on Internet investments. The Company's remaining third-party Internet investments include equity interests in the following: eziaz, inc.; LoopNet, Inc; PropertyFirst.com, Inc.; MyContracts.com, Inc.; Wireless, Inc.; We Media, Inc.; Bizbash.com; ActBig.com, Inc.; Homestore.com, Inc.; WorkSpeed, Inc.; Bid4space.com, Inc.; Sitestuff.com, Inc.; Internet Realty Partners Inc. and Viva Group, Inc. Insignia's equity ownership in these businesses ranges from 1% to 10%.

11. ACCRUED AND SUNDRY LIABILITIES

Accrued and sundry liabilities consist of the following:

                                                                                            DECEMBER 31
                                                                                       2000              1999
                                                                                ------------------------------------
                                                                                          (In thousands)

Employee compensation and benefits                                                    $   17,498         $ 14,045
Lease and annuity liabilities                                                              7,259           10,305
Amounts payable in connection with acquisitions                                           26,263            4,844
Deferred compensation                                                                     13,345            9,955
Deferred revenue                                                                           6,823            4,524
Current taxes payable                                                                      5,912            6,100
Value added taxes                                                                          5,194            3,681
Accrued rent                                                                               2,418            2,547
Other                                                                                     14,608           11,018
                                                                                ------------------------------------
                                                                                         $99,320         $ 67,019
                                                                                ====================================

At December 31, 2000, amounts payable in connection with acquisitions includes $22.5 million of remaining additional purchase consideration for the combined U.K. entity (comprising St. Quintin and REGL). This amount is payable in March 2001.

Deferred revenue consists of the Company's ownership portion of acquisition and development fees in certain real estate partnerships and unearned lease commissions collected. Deferred acquisition and development fees are realized in income upon disposal of the Company's ownership, generally from property sales, and deferred leasing commissions are recognized upon the fulfillment of all conditions to commission payment, such as tenant occupancy or payment of rent.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


12. NOTES PAYABLE AND OTHER DEBT

In October 1998, the Company entered into a three-year revolving credit facility totaling $185 million. The revolving credit facility bears interest at the annual rate of either prime rate or Federal Funds Rate plus an applicable margin ranging from .75% - 1.25%, or LIBOR plus an applicable margin ranging from 1.5%
- 2.0%. At December 31, 2000 and 1999, all outstanding borrowings were subject to the LIBOR based rates.

The facility provides for borrowings up to an aggregate $50 million in British pounds (Sterling), Euro, or Canadian Dollars, provided that only $20 million may at any time be denominated in Canadian Dollars. The facility is collateralized by a pledge of the stock of substantially all material subsidiaries. The outstanding balance on the revolving credit facility included foreign denominated borrowings of 7,750,000 British pound (Sterling) and 11,450,000 Euros as of December 31, 2000 and 1999, respectively. The interest rates on these borrowings at December 31, 2000 and 1999 were as follows: 8.56% and 8.25% for U.S. denominated borrowings; 7.94% and 7.87% for British pounds (Sterling); and 6.625% and 5.125% for Euros. In addition, the Company had outstanding letters of credit against the facility in the amount of $14,400,000 and $17,350,000 at December 31, 2000 and 1999, respectively.

Notes payable consist of the following:

                                                                                           DECEMBER 31
                                                                                     2000               1999
                                                                              --------------------------------------
                                                                                         (In thousands)
Revolving credit facility with interest due quarterly at LIBOR plus 1.75%.
   Final payment due date is October 22, 2001                                        $122,350           $109,025
Realty One $5.5 million revolving credit agreement with a bank, collateralized by property and receivables, with a maturity date of June
   1, 2001.  The interest rate was 7.3% at December 31, 2000                            5,500              5,500
Realty One $3 million revolving line, collateralized by accounts receivable
   and due on demand.  The interest rate was 9.5% at December 31, 2000                  1,713              1,111
Insignia Richard Ellis term loan with a bank, collateralized by restricted
   cash at December 31, 1999                                                                -              2,181
Insignia Richard Ellis $3 million loan collateralized by restricted cash and
   due on demand.  The interest rate was 5.6% at December 31, 2000                      1,832              2,888
Acquisition loan notes, with final maturity in June 2003                                4,387              8,927
                                                                              --------------------------------------
                                                                                     $135,782           $129,632
                                                                              ======================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


12. NOTES PAYABLE AND OTHER DEBT (CONTINUED)

Realty One's $5.5 million revolving credit facility is collateralized by pledged property and receivables. The carrying amounts of property and equipment was approximately $12.1 million and $8.6 million and receivables was approximately $3.2 million and $2.2 million at December 2000 and 1999, respectively.

Certain notes payable and other debt agreements contain various restrictive covenants requiring, among other things, minimum consolidated net worth and certain other financial ratios. The Company's revolving credit facility restricts the payment of cash dividends to an amount not to exceed twenty-five percent of net income for the immediately preceding fiscal quarter. At December 31, 2000 and 1999, the Company was in compliance with all debt covenants.

MORTGAGE WAREHOUSE LINE OF CREDIT

Realty One's affiliate First Ohio Mortgage Corporation maintains a $30,000,000 line of credit. Borrowings on the line of credit were $9,502,000 and $6,235,000 at December 31, 2000 and 1999, respectively. The line of credit is collateralized by substantially all the assets of First Ohio Mortgage Company and a $10,000,000 guaranty by Insignia. At December 31, 2000 and 1999, First Ohio Mortgage Corporation had assets, comprised primarily of mortgage loans held for sale, totaling approximately $15.1 million and $13.5 million, respectively. Advances on the line of credit can only be drawn with evidence of a committed residential mortgage and each advance is limited to the committed sales price of the related mortgage loan. Repayment of each advance is to be made within 14 business days of the funding. The line of credit cannot be used to fund any single residential mortgage in excess of $400,000. The interest rate on all advances under the line of credit is at a per annum rate equal to 1% below the prime rate (8.5% at December 31, 2000).

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



12. NOTES PAYABLE AND OTHER DEBT (CONTINUED)

REAL ESTATE MORTGAGE NOTES PAYABLE

Real estate mortgage notes payable represent non-recourse loans collateralized by real estate properties consisting of the following:

                                                                                           2000              1999
                                                                                    -------------------------------------
                                                                                               (In thousands)
Brookhaven Village, mortgage loan bearing interest at 10% at December 31, 2000.
   The note matures in December 2002, with principal payable in full on such date         $   8,305          $   8,305
Dolphin Village, mortgage loan bearing interest at 10.47% at December 31, 2000.
   The note matures on October 8, 2003                                                        6,977              6,875
One Telecom, $26.1 million credit facility bearing interest at 9.16% and having a
   maturity date of April 1, 2004                                                            26,100             13,275
Sun Microsystems, mortgage loan bearing interest at 9.0% and
   having a final maturity date of January 5, 2001                                            6,987                  -
                                                                                    -------------------------------------
                                                                                           $ 48,369          $  28,455
                                                                                    =====================================

The mortgage note encumbering Brookhaven Village includes a participation feature whereby the lender is entitled to 35% of the net cash flow, net refinancing proceeds or net sales proceeds after the Company has achieved a 10% annual return on equity. The participation liability to the lender totaled approximately $600,000 and $500,000 at December 31, 2000 and 1999, respectively.

Scheduled principal maturities on notes payable and other debt after December 2000 are as follows (In thousands):

         2001                                     $146,052
         2002                                       15,282
         2003                                        4,387
         2004                                       27,932
                                          ------------------
                                                  $193,653
                                          ==================


The Company paid interest of approximately $10,588,000, $6,445,000 and $1,601,000 in 2000, 1999, and 1998, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



13. STOCK COMPENSATION PLANS

The Company's 1998 Stock Incentive Plan (the "1998 Plan") authorized the grant of options and restricted stock awards to management personnel totaling up to 3,500,000 shares of the Company's Common Stock. The term of each option is determined by the Company's Board of Directors but will in no event exceed ten years from the date of grant. Options granted typically have five-year terms and are granted at prices not less than 100% of the fair market value of the Company's Common Stock on the date of grant. The 1998 Plan may be terminated by the Board of Directors at any time. At the Spin-Off date, the Company assumed, under this plan, approximately 1,787,000 options issued by Former Parent to employees of the Insignia Businesses. At December 31, 2000, approximately 3,138,000 options were outstanding under the 1998 Plan.

At December 31, 2000, approximately 248,000 unvested restricted stock awards to acquire shares of the Company's Common Stock were outstanding under the 1998 Plan. These awards, which have a five-year vesting period, were granted to executive officers and other employees of the Company. Compensation expense recognized by the Company for these awards totaled approximately $709,000, $737,000 and $720,000 for 2000, 1999 and 1998, respectively.

The Company assumed 1,482,879 options under Non-Qualified Stock Option Agreements in connection with the acquisition of Edward S. Gordon Company Incorporated and Edward S. Gordon Company of New Jersey, Inc. on June 30, 1996. The options had five-year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 2000, approximately 102,000 options remain outstanding.

The Company assumed 1,289,329 options under Non-Qualified Stock Option Agreements in connection with the acquisition of REGL. The options had five-year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 2000, approximately 974,000 options remain outstanding.

The Company assumed approximately 612,000 options under Non-Qualified Stock Option Agreements in connection with the acquisition of St. Quintin. The options had five-year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 2000, approximately 438,000 options remain outstanding.

The Company assumed 110,000 options under a Non-Qualified Stock Option Plan in connection with the acquisition of Brooke. At December 31, 2000, 40,000 options had been issued and remained outstanding under the plan. The options had five and one half-year terms at the date of grant and the terms remained unchanged at the date of assumption.

The terms of all options assumed in connection with acquisitions remained subject to continued vesting over their original terms. These options have been accounted for as additional purchase consideration for each respective business combination.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)




13. STOCK COMPENSATION PLANS (CONTINUED)

During 2000, Insignia granted 1,493,000 warrants to certain key executives, non-employee directors and other employees under Warrant Agreements to purchase Insignia Common Stock. Such warrant had five-year terms at the date of grant. At December 31, 2000, approximately 1,488,000 warrants remain outstanding.

The Company also has sold shares of its Common Stock to certain employees in exchange for notes receivable collateralized by the common shares. The outstanding principal balances of these notes amounted to approximately $2,051,000 and $1,758,000 at December 31, 2000 and 1999, respectively. These notes receivable are classified as a reduction of stockholders' equity.

The Company's 1998 Employee Stock Purchase Plan (the "Employee Plan") was adopted to provide employees with an opportunity to purchase Common Stock through payroll deductions at a price not less than 85% of the fair market value of the Company's Common Stock. The Employee Plan was developed to qualify under
Section 423 of the Internal Revenue Code of 1986.

In connection with the Spin-Off, 1,196,000 warrants to purchase Common Stock of the Company were issued to holders of the Convertible Preferred Securities of Former Parent. The terms of each warrant is five years. Former Parent purchased the warrants from Insignia in 1998 for approximately $8.5 million. At December 31, 2000, all warrants remain outstanding and are fully exercisable.

The Company's Common Stock reserved for future issuance in connection with stock compensation plans totaled approximately 8.4 million shares at December 31, 2000.

The Company has elected to follow Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its employee stock based compensation because, as discussed below, the alternative fair value accounting provided for under SFAS 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options, warrants and unvested restricted stock awards. Under APB 25, when the exercise price equals the market price, no compensation expense is recognized. Restricted stock is recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13. STOCK COMPENSATION PLANS (CONTINUED)

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options, warrants and unvested restricted stock awards granted subsequent to December 31, 1994 under the fair value method required by that Statement. The fair value for these options, warrants and restricted stock awards have been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                         2000              1999              1998
                                                                  -------------------------------------------------------

Risk-free interest rate                                                   5.1%              6.2%               4.9%
Dividend yield                                                            N/A               N/A                N/A
Volatility factors of the expected market price                           0.52              0.43               0.45
Weighted-average expected life of the options                             4.3               3.3                4.4

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

For purposes of pro forma disclosures, the estimated fair values of all options, warrants and unvested restricted stock awards are amortized to expense over the respective vesting periods. The Company's pro forma information follows (in thousands, except per share data):

                                                                         2000             1999              1998
                                                                   -----------------------------------------------------
PRO FORMA:
   Income before cumulative effect of a change in accounting
     principle                                                       $  16,598          $   7,116        $   8,929
   Net (loss) income                                                   (13,822)             7,116            8,929

PER SHARE AMOUNTS:
Pro forma earnings per share - basic
   Income before cumulative effect of a change in accounting
     principle                                                       $    0.74          $    0.33       $     0.42
   Net (loss) income                                                 $   (0.69)         $    0.33       $     0.42
Proforma earnings per share - assuming dilution Income before
   cumulative effect of a change in accounting principle             $    0.68          $    0.31       $     0.41
   Net (loss) income                                                 $   (0.57)         $    0.31       $     0.41

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


13. STOCK COMPENSATION PLANS (CONTINUED)

Summaries of the Company's stock option, warrant and restricted stock activity, and related information for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                    2000                         1999                         1998
                                          --------------------------------------------------------------------------------------
                                                          WEIGHTED                      WEIGHTED                    WEIGHTED
                                                           AVERAGE                      AVERAGE                     AVERAGE
                                                          EXERCISE                   EXERCISE PRICE              EXERCISE PRICE
                                              SHARES        PRICE         SHARES                       SHARES
                                          --------------------------------------------------------------------------------------
Outstanding at beginning of year              6,859,368       $ 10.02      6,643,398      $ 10.29       4,614,120     $ 10.66
Options and warrants granted                  2,189,174          8.54        128,897         6.65       1,077,949       12.67
Options assumed in connection with Brooke
  acquisition                                    40,000        11.81               -             -              -            -
Options assumed in connection with
   St. Quintin acquisition                            -            -         611,962         6.58               -            -
Warrants issued to holders of Convertible
   Preferred Securities of Former Parent              -            -               -             -      1,196,000       14.50
Exercised                                      (508,676)         6.36       (155,558)        5.87         (25,707)       3.67
Forfeited/canceled                             (275,711)         8.62       (369,331)       11.27        (218,964)       9.49
                                          --------------------------------------------------------------------------------------
Outstanding at end of year                    8,304,155       $ 10.06      6,859,368      $ 10.02       6,643,398     $ 10.29
                                          ======================================================================================


Exercisable at end of year                    4,359,468       $ 11.24      2,200,701     $   9.45       1,585,955    $   8.82
                                          ======================================================================================
Weighted-average fair value of grants
during the year                                               $  4.09                    $   6.59                     $  6.29
                                                         ==============               ===============             ===============

Significant option, warrant and unvested restricted stock groups outstanding at December 31, 2000 and related weighted average price and life information follows:


                                     OUTSTANDING                                                      EXERCISABLE
--------------------------------------------------------------------------------------   ---------------------------------------
                                                 WEIGHTED AVERAGE        WEIGHTED                             WEIGHTED AVERAGE
     RANGE OF                    NUMBER        REMAINING CONTRACTUAL      AVERAGE         NUMBER EXERCISABLE   EXERCISE PRICE
 EXERCISE PRICES              OUTSTANDING              LIFE           EXERCISE PRICE
--------------------------------------------------------------------------------------   ---------------------------------------
$0.00 to $3.00                     217,725           3.2 years           $   0.00                       198      $   0.05
$3.01 to $6.00                     101,407           0.5 years               3.98                   101,407          3.98
$6.01 to $9.00                   3,192,315           3.6 years               7.30                   902,496          7.35
$9.01 to $12.00                  1,604,756           2.2 years              10.41                 1,266,880         10.16
$12.01 to $15.00                 3,150,259           2.8 years              13.60                 2,050,794         13.90
$15.01 to $18.00                    37,693           2.2 years              15.49                    37,693         15.49
                           -------------------                        ----------------   ---------------------------------------
                                 8,304,155                                $ 10.06                 4,359,468       $ 11.24
                           ===================                        ================   =======================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


14. INCOME TAXES

In the tax period from Spin-Off on September 21, 1998 through December 31, 1998 and in the fiscal year 1999 Insignia generated tax net operating losses for federal and state income tax purposes. State net operating loss carryforwards were substantially utilized in 1999.

During 1999, the Company's U.K. operations utilized the operating losses recorded on acquisition of approximately $5,575,000. During 1999, the Company's Italian and Belgian operations generated operating losses of approximately $90,000 and $75,000 respectively. In 1998, the Company recorded a loss of $2.3 million to reflect the net realizable value in its Insignia/CAGISA Italian subsidiary. Due to the lack of other profitable operations in Italy, which could benefit from the use of the loss, the Company has provided a valuation allowance for the tax benefit of this loss.

Net operating losses in the U.S. carried forward into 2000 included approximately $37 million and $25 million for federal and state purposes, respectively. The remaining net operating loss carryforwards at December 31, 2000 totaled approximately $16 million and $5.2 million for federal and state purposes, respectively. These loss carryforwards begin expiring in the calendar year ended December 31, 2018. No valuation allowances have been provided.

As a result of a 1995 acquisition, net operating losses included above of approximately $5 million were acquired. These losses carryforward to the calendar year ended December 31, 2009. The carryforward is subject to provisions of the Internal Revenue Code Section 382, which limits the use of the carryforward to the lesser of the value of the stock multiplied by the Federal long-term tax-exempt rate or the subsidiary's income.

Undistributed earnings of IRE amount to approximately $20,636,000 in aggregate. Deferred income taxes are not provided on these earnings as it is intended that the earnings will be permanently reinvested outside of the U.S.

In 2000, the Internal Revenue Service ("IRS") commenced an examination of the income tax returns for the 1998 (January 1, 1998 through September 30, 1998), 1997 and 1996 tax years. No determinations have been made as to any potential tax liability that may arise as a result of the examination, therefore, no amounts have been provided for the possible outcome of such examination.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


14. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                                           DECEMBER 31
                                                                                    2000                    1999
                                                                         -------------------------------------------------
                                                                                          (In thousands)
Deferred tax liabilities:
   Acquisition related intangibles                                               $ (7,560)                 $ (8,974)
   Tax over book depreciation                                                      (1,747)                   (3,043)
   Commission income, net                                                               -                      (231)
   Partnership earnings differences                                                     -                      (142)
   Compensation                                                                    (4,866)                   (4,966)
   Other, net                                                                      (1,160)                   (1,185)
                                                                         -------------------------------------------------
Total deferred tax liabilities                                                    (15,333)                  (18,541)

Deferred tax assets:
   Net operating losses                                                             6,422                     3,486
   Alternative minimum tax credit                                                     417                         -
   Partnership earnings differences                                                 2,329                         -
   Bad debt reserves                                                                1,111                     1,272
   Valuation reserve                                                                  943                       943
   Compensation and benefits                                                       16,968                     3,874
   Other, net                                                                         584                         -
                                                                         -------------------------------------------------
Total deferred tax assets                                                          28,774                     9,575
Valuation allowance for deferred tax assets                                        (2,195)                   (2,195)
                                                                         -------------------------------------------------
Deferred tax assets, net of valuation allowance                                    26,579                     7,380
                                                                         -------------------------------------------------
Net deferred tax assets (liabilities)                                          $   11,246                 $ (11,161)
                                                                         =================================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



14. INCOME TAXES (CONTINUED)

For financial reporting purposes, income before income taxes includes the following components:

                                                                     2000            1999            1998
                                                                -----------------------------------------------
                                                                                (In thousands)
Pretax income (loss):
   United States                                                      $  7,049         $17,400         $21,953
   Foreign                                                              18,465           5,076           2,075
                                                                -----------------------------------------------
                                                                       $25,514         $22,476         $24,028
                                                                ===============================================

Significant components of the provision for income taxes are as follows:

                                                                  2000            1999           1998
                                                             -----------------------------------------------
                                                                             (In thousands)
Current:
   Federal                                                        $     417      $    5,679     $    5,809
   Foreign                                                            6,619             808          1,057
   State                                                                156           1,478          2,143
                                                             -----------------------------------------------
Total current                                                         7,192           7,965          9,009

Deferred:
   Federal                                                           (1,465)          2,260          1,598
   Foreign                                                             (804)           (142)         1,481
   State                                                             (1,196)          2,095            887
                                                             -----------------------------------------------
Total deferred                                                       (3,465)          4,213          3,966
                                                             -----------------------------------------------
                                                                   $  3,727       $  12,178       $ 12,975
                                                             ===============================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


14. INCOME TAXES (CONTINUED)

The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense is shown below (In thousands):

                                                2000                      1999                       1998
                                      ------------------------- -------------------------- -------------------------
                                         AMOUNT      PERCENT        AMOUNT      PERCENT       AMOUNT      PERCENT
                                      ------------------------- -------------------------- -------------------------

Tax at U.S. statutory rates               $8,930      35.0%        $ 7,867       35.0%       $  8,410      35.0%
Effect of incremental tax rates                -       -                 -        -               (82)     (0.3)
Effect of different tax rates in
   foreign jurisdictions                    (867)     (3.4)           (310)      (1.3)           (410)     (1.7)
State income taxes, net of federal
   tax benefit                              (157)     (0.6)          1,437        6.4           1,605       6.7
Effect of nondeductible meals and
   entertainment expenses                    819       3.2           1,150        5.1             993       4.1
Effect of nondeductible goodwill
   amortization                              824       3.2           1,009        4.5             659       2.7
Valuation allowance for Italian
   subsidiary write-down                       -       -                 -        -               943       3.9
Valuation allowance for Italian
   operating losses                            -       -                 -        -               306       1.3
Change in valuation allowance for
   U.S. operating  losses                      -       -               303        1.3             281       1.2
Effect of life insurance proceeds         (7,000)    (27.4)              -        -                 -       -
Other                                      1,178       4.6             722        3.2             270       1.1
                                      ------------------------- -------------------------- -------------------------
                                        $  3,727      14.6%       $ 12,178       54.2%        $12,975      54.0%
                                      ========================= ========================== =========================

Income tax payments were approximately $11,779,000 (2000), $766,000 (1999), and $6,081,000 (1998).

15. EMPLOYEE BENEFIT PLANS

401(K) RETIREMENT PLANS

The Company established a 401(k) savings plan covering substantially all U.S. employees. The Company may make a contribution equal to 50% of the employees' contribution up to a maximum of 3% of the employees' compensation and participants fully vest in employer contributions after 5 years. All contributions to the 401(k) plan are expensed currently in earnings. The Company expensed approximately $2,044,000, $1,681,000, and $1,340,000 in contributions to the plan during 2000, 1999, and 1998, respectively.

The Company participated in Former Parent's 401(k) savings plan, which covered substantially all of its employees, prior to the Spin-Off in September 1998. The Company's share of contributions for the 1998 period prior to Spin-Off was approximately $1,020,000.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


15.  EMPLOYEE BENEFIT PLANS (CONTINUED)

Realty One maintains a separate 401(k) savings plan covering its employees. Realty One may make a contribution equal to 20% of the employees' contribution up to a maximum of $1,000 or 5% of the employees' compensation and participants fully vest in employer contributions immediately. Realty One, expensed approximately $103,000, $87,000, and $94,000 in contributions to the plan during 2000, 1999, and 1998, respectively.

DEFINED CONTRIBUTION PLAN

Insignia Richard Ellis maintains a defined contribution plan that is available to all employees at their option after the completion of six months of service and the attainment of 25 years of age. Insignia Richard Ellis contributions are 3.5% of salary for ages 25 to 30, 4.5% of salary for ages 31 to 35 and 5.5% of salary for ages 36 and over. Insignia Richard Ellis expensed approximately $1,558,000, $996,000 and $768,000 in contributions to the plan during 2000, 1999 and 1998, respectively.

DEFINED BENEFIT PLAN

Insignia Richard Ellis maintains two defined benefit plans for certain of its employees. The plans provide for benefits based upon the final salary of participating employees. The funding policy is to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm. Insignia Richard Ellis expensed approximately $572,000, $778,000 and $600,000 in net periodic pension expense during 2000, 1999 and 1998, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


15.  EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes the funded status and net periodic pension cost of the Insignia Richard Ellis defined benefit plans:

                                                                                    DECEMBER 31
PROJECTED BENEFIT OBLIGATION ("PBO")                                            2000            1999
------------------------------------                                      ---------------------------------
                                                                                   (In thousands)

 PBO - Beginning of year                                                       $ 51,227        $ 23,792
   Service cost                                                                   1,370           1,401
   Interest cost                                                                  2,545           2,326
   Plan participants' contributions                                                 184             205
   Net actuarial (gain) loss                                                     (4,269)          2,185
   Foreign currency exchange rate changes                                        (3,924)           (652)
   Benefits paid                                                                   (903)         (2,429)
   PBO in acquisition                                                                 -          24,399
                                                                          ---------------------------------
 PBO - End of year                                                               46,230          51,227
                                                                          ---------------------------------

CHANGE IN PLAN ASSETS

Fair value of plan assets at beginning of year                                   51,062          23,828
   Actual return on plan assets                                                   2,579           6,529
   Employer contributions                                                         1,103           1,280
   Plan participants' contributions                                                 184             205
   Foreign currency exchange rate changes                                        (3,911)           (645)
   Benefits paid                                                                   (903)         (2,429)
   Plan assets at acquisition                                                         -          22,294
                                                                          ---------------------------------
Fair value of plan assets at end of year                                         50,114          51,062
                                                                          ---------------------------------
Funded status of the plans                                                        3,884            (165)
Unrecognized net actuarial gain                                                  (3,857)           (381)
                                                                          ---------------------------------
Net pension asset (liability) recognized in the
   consolidated balance sheet                                                $       27       $    (546)
                                                                          =================================
                                                                          =================================

NET PERIODIC PENSION COST
   Service cost                                                                $  1,370       $   1,401
   Interest cost                                                                  2,545           2,326
   Return on plan assets                                                         (3,343)         (2,949)
                                                                          ---------------------------------
                                                                              $     572      $      778
                                                                          =================================
ASSUMPTIONS USED IN DETERMINING PBO
   Discount rate                                                                  6.0%            5.5%
   Weighted average increase in compensation levels                               5.0%            5.0%
   Rate of return on plan assets                                                  7.0%            7.0%

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

ANTITRUST LITIGATION

In 1994, Re/Max International and various franchisees filed suit in federal court in Ohio against Realty One, alleging claims under the federal antitrust laws and related state law claims. Re/Max International alleged in its complaint that Realty One conspired with Smythe, Cramer Company to institute a series of differential commission splits intended to harm Re/Max International and its franchisees in the northeast Ohio residential real estate brokerage market. Re/Max International claimed actual damages of $30 million. The federal antitrust laws provide for trebling of actual damages.

Insignia acquired Realty One in October 1997. In connection with the acquisition, the sellers agreed to indemnify the Company for any loss arising from the Re/Max International litigation up to the amount of the acquisition price of approximately $40 million. The Re/Max International case was recently tried before a jury, which resulted in a mistrial. The parties subsequently settled Re/Max International's claims in July 2000, whereby Realty One agreed to cease to impose reduced commission splits on the Re/Max plaintiffs, subject to reinstatement in accordance with the terms of the settlement. In September 2000, the court entered a judgment against Realty One in the amount of approximately $6.7 million, as agreed to by the parties; however, also included in its judgment were several terms governing Realty One's conduct to which the parties had not agreed. Realty One has appealed the court's judgment. The sellers have funded the initial cash portion of the settlement, totaling approximately $3.6 million, on behalf of Realty One pursuant to their indemnification obligations to Insignia and are obligated to fund the remainder in semi-annual installments over five years. The payment of the first portion of the judgment was made without prejudice to Realty One's rights of appeal.

LITIGATION CLAIMS

Insignia and certain subsidiaries are defendants in other lawsuits arising in the ordinary course of business. Management does not expect that the results of any such lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

INDEMNIFICATION

In 1998, Former Parent entered into a merger agreement with AIMCO and one of AIMCO's subsidiaries, pursuant to which Former Parent was merged into AIMCO. Shortly before the merger, Former Parent distributed the stock of Insignia to its shareholders in a Spin-Off transaction. As a requirement of the merger agreement, Insignia entered into an Indemnification Agreement with AIMCO. In the Indemnification Agreement, Insignia agreed generally to indemnify AIMCO against all losses exceeding $9.1 million that result from: (i) breaches by the Company or Former Parent of representations, warranties or covenants in the Merger Agreement; (ii) actions taken by or on behalf of Former Parent prior to the merger; and (iii) the spin-off. The Company also agreed generally to indemnify AIMCO against all losses, without regard to any dollar value limitation, that result from: (i) amounts AIMCO paid to employees of Former Parent that were not retained as employees of AIMCO; (ii) pre-merger obligations for goods, services, taxes or indebtedness except for those that AIMCO agreed to assume; and (iii) the businesses of the Former Parent that Insignia now owns and operates as a result of the Spin-Off.

Since the merger transaction in October 1998, there have been no related claims except for an examination of the federal income tax returns of Former Parent being conducted by the Internal Revenue Service for the years ended December 31, 1996, December 31, 1997 and the period ended October 1, 1998. AIMCO has notified the Company that it is seeking indemnity from Insignia for any liability as a result of this examination. Insignia agreed to indemnify AIMCO for taxes, penalties, interest and professional fees for which it is liable as a result of this audit and reimbursed approximately $500,000 in early 2001 to AIMCO for professional fees incurred in connection with the audit.

Pursuant to the merger agreement, Insignia and AIMCO were required to settle in cash any differences between the actual adjusted net liabilities of Former Parent on the date of the Merger and the $458 million of such adjusted net liabilities stipulated in the Merger Agreement. Settlement negotiations were concluded in 1999, resulting in a final payment by AIMCO to Insignia of approximately $1,400,000. The Company recorded net adjustments of $2,716,000 to stockholders' equity, as additional paid-in capital, in 1999 to correct certain settlement amounts estimated at the time of Spin-Off. In 2000, an additional $2,125,000 was recorded to stockholders' equity, as a reduction to additional paid-in capital, related to the overstatement of certain net assets estimated at Spin-Off. These adjustments pertained to amounts estimated at Spin-Off and had no impact on the Company's results of operations.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)



16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

IRS EXAMINATION

In 2000, the IRS notified the Former Parent of their intention to conduct an examination of the income tax returns for the tax years 1998 (January 1, 1998 through September 30, 1998), 1997 and 1996. This examination is ongoing and no determinations have been made or can be made at this time as to any potential tax liability that may arise as a result of this examination.

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

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

OPERATING LEASES

The Company leases office space and equipment under noncancelable operating leases. Minimum annual rentals under operating leases for the five years ending after December 31, 2000 and thereafter are as follows (In thousands):

2001                                            $  38,157
2002                                               35,589
2003                                               30,875
2004                                               29,265
2005                                               20,340
Thereafter                                         77,435
                                                ------------
Total minimum payments                           $231,661
                                                ============

Rental expense, which is recorded on a straight-line basis, was approximately $31,159,000 (2000) $28,267,000 (1999) and $21,753,000 (1998). Certain of the
leases are subject to renewal options and annual escalation based on the Consumer Price Index or annual increases in operating expenses.

STOCK REPURCHASE

At December 31, 2000 and 1999, Insignia held in treasury 1,502,600 repurchased shares of its Common Stock. Such shares were repurchased at an aggregate cost of approximately $16.2 million and are reserved for issuance upon the exercise of warrants granted in 2000 to certain executive officers, non-employee directors and other employees of the Company (See Note 13).

PREFERRED STOCK ISSUANCE

On February 9, 2000, Insignia sold 250,000 shares of non-voting perpetual convertible preferred stock with a stated value of $100 per share to investment funds advised by Blackacre Capital Management, LLC for an aggregate purchase price of $25 million. The preferred stock pays a 4% cumulative annual dividend, payable at Insignia's option in cash or Common Stock, and is convertible into the Company's Common Stock at the option of the holder at $14 per share, subject to adjustment. The preferred stock is callable by the Company, at stated value, at any time on or after February 15, 2004. Stock dividends of $475,000 were paid in 2000 through the issuance of 43,417 shares of the Company's Common Stock.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


16. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

LIFE INSURANCE PROCEEDS

In October 2000, Insignia collected $20 million in life insurance proceeds from a "key man" insurance policy on the life of Edward S. Gordon, a member of the Company's Office of the Chairman who passed away on September 21, 2000. The policy was purchased as a part of Insignia's acquisition of Edward S. Gordon Incorporated in June 1996. Insignia incurred approximately $900,000 in obligations payable to Mr. Gordon's estate at the time of his death. The Company recognized the resulting income of $19.1 million in the third quarter of 2000.

17. INDUSTRY SEGMENTS

Insignia's operating activities encompass three reportable segments. The Company's segments include (i) commercial real estate services and principal investment activities; (ii) residential real estate services; and (iii) Internet-based e-commerce initiatives. The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development, consulting and other services. The commercial segment also includes the Company's principal real estate investment activities. The residential segment provides services including apartment brokerage and leasing, single-family home brokerage services, property management services, mortgage origination and other services. Insignia's Internet initiatives, which were launched in late 1999, involve equity investments in third-party Internet-based businesses and internally developed business activities. The Company terminated its internally developed Internet initiatives and substantially ceased equity financing activities with third-party Internet-based businesses at December 31, 2000. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting.

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

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

17. INDUSTRY SEGMENTS (CONTINUED)

The following tables summarize certain financial information by industry segment:

                                                                                 INTERNET
YEAR ENDED DECEMBER  31, 2000                      COMMERCIAL     RESIDENTIAL   INITIATIVES          OTHER         TOTAL
                                               ------------------------------------------------------------------------------
                                                                              (In thousands)
REVENUES:
   Real estate services                             $ 641,904      $ 233,247 $            -   $            -     $  875,151
   Property operations                                  5,212              -              -                -          5,212
                                               ------------------------------------------------------------------------------
                                                      647,116        233,247              -                -        880,363
                                               ------------------------------------------------------------------------------

COSTS AND EXPENSES:
   Real estate services                               559,400        217,105              -                -        776,505
   Property operations                                  4,214              -              -                -          4,214
   Internet-based businesses                                -              -         17,168                -         17,168
   Administrative                                           -              -              -           16,355         16,355
   Depreciation                                         9,707          4,247          1,288               60         15,302
   Amortization of intangibles                         19,853          6,041              -                -         25,894
                                               ------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------
                                                      593,174        227,393         18,456           16,415        855,438
                                               ------------------------------------------------------------------------------

   Operating income (loss)                             53,942          5,854        (18,456)         (16,415)        24,925

OTHER INCOME AND EXPENSE:
   Life insurance proceeds                                  -              -              -           19,100         19,100
   Gain on sale of marketable securities                    -              -            811                -            811
   Provisions for loss on Internet investments              -              -        (18,435)               -        (18,435)
   Interest and other income                            2,316          1,218            464            4,456          8,454
   Interest expense                                    (1,032)        (1,364)             -          (10,665)       (13,061)
   Foreign currency transaction gains                       -              -              -            1,365          1,365
   Equity earnings in real estate ventures              1,455              -              -                -          1,455
   Minority interests                                       -              -            900                -            900
                                               ------------------------------------------------------------------------------

Income   (loss)   before   income   taxes   and
   cumulative  effect of a change in accounting
   principle                                           56,681          5,708        (34,716)          (2,159)        25,514

   Provision (benefit) for income taxes                22,691          1,112        (14,327)          (5,749)         3,727
                                               ------------------------------------------------------------------------------

Income (loss) before cumulative effect of a
   change in accounting principle                      33,990          4,596        (20,389)           3,590         21,787

Cumulative effect of a change in accounting
   principle, net of applicable taxes                 (30,420)             -              -                -        (30,420)
                                               ------------------------------------------------------------------------------

Net income (loss)                                 $     3,570    $     4,596     $  (20,389)    $      3,590    $    (8,633)
                                               ==============================================================================

Total assets                                        $ 630,706      $ 162,213    $    10,963       $  106,460      $ 910,342
Real estate interests                                 102,170              -              -                 -       102,170
Capital expenditures, net                              20,444         10,772              -                          31,289
                                                                                                          73

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


17. INDUSTRY SEGMENTS (CONTINUED)

                                                                                  INTERNET
 YEAR ENDED DECEMBER  31, 1999                  COMMERCIAL      RESIDENTIAL      INITIATIVES          OTHER         TOTAL
                                            ------------------------------------------------------------------------------------
                                                                              (In thousands)
 REVENUES:
    Real estate services                        $  497,770       $  180,701   $            -   $            -     $  678,471
    Property operations                              1,877                -                -                -          1,877
                                            ------------------------------------------------------------------------------------
                                                   499,647          180,701                -                -        680,348
                                            ------------------------------------------------------------------------------------
 COSTS AND EXPENSES:
    Real estate services                           441,416          166,306                -                -        607,722
    Property operations                              1,589                -                -                -          1,589
    Internet-based businesses                            -                -            1,580                -          1,580
    Administrative                                       -                -                -           11,826         11,826
    Depreciation                                     5,226            1,813                -              117          7,156
    Amortization of intangibles                     19,050            4,773                -                -         23,823
                                            ------------------------------------------------------------------------------------
                                            ------------------------------------------------------------------------------------
                                                   467,281         172,892             1,580          11,943        653,696
                                            ------------------------------------------------------------------------------------

    Operating income (loss)                         32,366            7,809           (1,580)         (11,943)        26,652

 OTHER INCOME AND EXPENSE:
    Merger related expenses                         (4,272)               -                -                -         (4,272)
    Interest and other income                        1,357            1,088                -            2,746          5,191
    Interest expense                                (1,419)          (1,189)               -           (5,598)        (8,206)
    Foreign currency transaction gains                   -                -                -              827            827
    Equity earnings in real estate ventures          2,284                -                -                -          2,284
                                            ------------------------------------------------------------------------------------

 Income (loss) before income taxes                  30,316            7,708           (1,580)         (13,968)        22,476

    Provision (benefit) for income taxes            15,383            3,356             (709)          (5,852)        12,178
                                            ------------------------------------------------------------------------------------

 Net income (loss)                           $      14,933    $       4,352    $        (871)    $     (8,116)   $    10,298
                                            ====================================================================================

 Total assets                                 $    573,095      $   156,649      $    20,175      $    45,394     $  795,313
 Real estate interests                              76,298                -                -                -        76,298
 Capital expenditures, net                          20,706            9,103                -              446         30,255

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


17. INDUSTRY SEGMENTS (CONTINUED)

YEAR ENDED DECEMBER  31, 1998                                COMMERCIAL    RESIDENTIAL          OTHER          TOTAL
                                                       -------------------------------------------------------------------
                                                       -------------------------------------------------------------------
                                                                                 (In thousands)
REVENUES:
   Real estate services                                     $ 378,362        $128,989    $            -     $  507,351
                                                       -------------------------------------------------------------------
                                                              378,362         128,989                 -        507,351
                                                       -------------------------------------------------------------------

COSTS AND EXPENSES:
   Real estate services                                       331,686         120,088                 -        451,774
   Administrative                                                   -               -             7,232          7,232
   Depreciation                                                 2,176             910                 4          3,090
   Amortization of intangibles                                 15,888           3,565                 -         19,453
                                                       -------------------------------------------------------------------
                                                              349,750         124,563             7,236        481,549
                                                       -------------------------------------------------------------------

   Operating income (loss)                                     28,612           4,426            (7,236)        25,802

OTHER INCOME AND EXPENSE:
   Provision for loss on disposal                              (2,300)              -                 -         (2,300)
   Interest and other income                                    1,429           1,153               847          3,429
   Interest expense                                                 -          (1,301)              (77)        (1,378)
   Equity losses in real estate ventures                       (1,896)              -                 -         (1,896)
   Minority Interests                                             371               -                 -            371
                                                       -------------------------------------------------------------------

Income (loss) before income taxes                              26,216           4,278            (6,466)        24,028

   Provision (benefit) for income taxes                        13,850           1,840            (2,715)        12,975
                                                       -------------------------------------------------------------------

Net income (loss)                                         $    12,366     $     2,438      $     (3,751)   $    11,053
                                                       ===================================================================

Total assets                                               $  458,293      $   96,347       $    40,849     $  595,489
Real estate interests                                          58,196               -                 -         58,196
Capital expenditures, net                                      10,946           7,221                 -         18,167

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

17. INDUSTRY SEGMENTS (CONTINUED)

Certain geographic information for the Company is as follows:

                                   YEAR ENDED                        YEAR ENDED                        YEAR ENDED
                               DECEMBER 31, 2000                  DECEMBER 31, 1999                 DECEMBER 31, 1998
                       ---------------------------------------------------------------------------------------------------------
                           REVENUES     LONG-LIVED ASSETS     REVENUES     LONG-LIVED ASSETS     REVENUES     LONG-LIVED ASSETS
                       ---------------------------------------------------------------------------------------------------------

United States                  $733,399         $327,070         $571,786          $299,267         $441,929          $209,720
United Kingdom                  133,809           90,781          104,565           102,765           60,935            65,791
Other countries                  13,155            3,639            3,997             1,093            4,487             4,248
                       ---------------------------------------------------------------------------------------------------------
                               $880,363         $421,490         $680,348          $403,125         $507,351          $279,759
                       =========================================================================================================

Long-lived assets include property and equipment, property management contracts and costs in excess of net assets of acquired businesses.

18. FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value estimates of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value. Receivables reported on the balance sheet generally consist of property and lease commission receivables and various note receivables. The property and note receivables approximate their fair values. Lease commission receivables are carried at their discounted present value; therefore the carrying amount and fair value amount are the same. Interest rates generally approximate current market interest rates for similar instruments, therefore, the carrying amounts for notes payable, real estate mortgage notes payable and the mortgage warehouse line approximate their respective fair value.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


19. QUARTERLY FINANCIAL DATA  (UNAUDITED)

                                                                                      2000
                                                  ------------------------------------------------------------------------------
                                                                     FOURTH          THIRD          SECOND          FIRST
                                                      TOTAL          QUARTER        QUARTER        QUARTER         QUARTER
                                                  ------------------------------------------------------------------------------
                                                  ------------------------------------------------------------------------------
                                                                      (In thousands, except per share data)

Revenues (as restated)                            $880,363           $276,994       $203,851       $229,358        $170,160
Income (loss) before cumulative effect of a
   change in accounting principle (as restated)
                                                    21,787              3,521         23,790           (811)         (4,713)
Net (loss) income (as restated)                     (8,633)             3,521         23,790           (811)        (35,133)

PER SHARE AMOUNTS - AS RESTATED:
Earnings per share - basic
   Income (loss) before cumulative effect of a
     change in accounting principle (as restated)
                                                  $   0.99           $    .15       $   1.10       $   (.05)       $  (0.23)
   Net (loss) income (as restated)                $  (0.45)          $    .15       $   1.10       $   (.05)       $  (1.69)
Earnings per share - assuming dilution
   Income (loss) before cumulative effect of a
     change in accounting principle
                                                  $   0.89           $    .14       $    .98       $   (.05)       $  (0.23)
   Net (loss) income                              $  (0.35)          $    .14       $    .98       $   (.05)       $  (1.69)

Revenues (as previously reported)                      N/A                N/A       $221,401       $246,017        $175,096
Net income (as previously reported)                    N/A                N/A         27,028          2,767          (4,312)

PER SHARE AMOUNTS - AS PREVIOUSLY REPORTED:
Earnings per share - basic                             N/A                N/A       $   1.25       $    .12        $   (.21)
Earnings per share - assuming dilution                 N/A                N/A       $   1.11       $    .11        $   (.21)

Quarterly results for 2000 are restated in compliance with the SAB 101 accounting change. First quarter results are reduced by the $30.4 million cumulative effect of the accounting change for prior years. The third quarter results of 2000 include income of $19.1 million from life insurance proceeds and a $2.3 million impairment write-down on the Company's equity investment in an Internet-based business. Fourth quarter results of 2000 include further impairment write-downs of $16.1 million in the Company's third-party and internally developed Internet-based business investments.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


19. QUARTERLY FINANCIAL DATA  (UNAUDITED) (CONTINUED)

                                                                                       1999
                                                  --------------------------------------------------------------------------------
                                                                   FOURTH           THIRD           SECOND          FIRST
                                                   TOTAL           QUARTER          QUARTER         QUARTER         QUARTER
                                                  --------------------------------------------------------------------------------
                                                  --------------------------------------------------------------------------------
                                                                       (In thousands, except per share data)

Revenues                                           $680,348        $215,135         $193,620       $156,942        $114,651
Net income (loss)                                    10,298           6,965            5,406          3,033          (5,106)

PER SHARE AMOUNTS:
Earnings per share - basic                         $    .48        $    .33         $    .25       $    .14        $   (.24)
Earnings per share - assuming dilution             $    .46        $    .33         $    .24       $    .13        $   (.24)

First quarter results of 1999 include a $5.5 million pre-tax provision for costs primarily associated with surplus office space of REGL vacated as a result of the combining of operations with St. Quintin. Fourth quarter results of 1999 include a pre-tax reduction of $1.2 million to the provision based on the disposal of such surplus office space on more favorable terms than originally estimated (see also Note 4).