Form 10-Q
period 2001-03-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2001-05-15
CIK 1067462

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                           -------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X  No
                                              ----   ----
At May 1, 2001, the Registrant had 21,875,929 shares of Common Stock outstanding.

================================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                           -------------------------

                                      INDEX

                           -------------------------



                                                                                                                Page
                                                                                                                ----
PART I -- FINANCIAL INFORMATION

      Item 1. Financial Statements

           Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 2001 and 2000 ......................................................     2

           Condensed Consolidated Balance Sheets
             at March 31, 2001 and December 31, 2000 ........................................................     4

           Condensed Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 2001 and 2000 .............................................     5

           Notes to Condensed Consolidated Financial Statements..............................................     6

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ..............................................    17

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk......................................      24

PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings............................................................................     25

      Item 6.  Exhibits and Reports on Form 8-K.............................................................     25

SIGNATURES .................................................................................................     26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)



                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                          --------
                                                                                   2001              2000
                                                                                   ----              ----
REVENUES
   Real estate services                                                         $ 191,704           $169,372
   Property operations                                                              1,404                788
                                                                                ----------         ----------
                                                                                  193,108            170,160
                                                                                ----------         ----------
COSTS AND EXPENSES
   Real estate services                                                           175,691            157,149
   Property operations                                                              1,188                645
   Internet-based businesses                                                            -              6,000
   Administrative                                                                   3,400              2,811
   Depreciation                                                                     4,724              2,622
                                                                                ----------         ----------
   Amortization of intangibles                                                      6,772              6,422
                                                                                ----------         ----------
                                                                                  191,775            175,649

    Operating income (loss)                                                         1,333             (5,489)

OTHER INCOME AND EXPENSES:
   Provisions for loss on Internet investments                                     (4,502)                 -
   Interest and other income                                                        2,129              1,356
   Interest expense                                                                (3,167)            (2,719)
   Foreign currency gains                                                              57                601
   Equity earnings in real estate ventures                                            424              1,730
                                                                                ----------         ----------

Loss before income taxes and cumulative effect of a change in
  accounting principle                                                             (3,726)            (4,521)

   (Benefit) provision for income taxes                                            (1,192)               192
                                                                                ----------         ----------

Loss before cumulative effect of a change in accounting principle                  (2,534)            (4,713)

Cumulative effect of a change in accounting principle, net of                           -            (30,420)
  applicable taxes                                                              ----------         ----------

Net loss                                                                           (2,534)           (35,133)

Preferred stock dividends                                                            (250)              (140)
                                                                                ----------         ----------

Net loss available to common shareholders                                       $  (2,784)         $ (35,273)
                                                                                ==========         ==========

                         INSIGNIA FINANCIAL GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                          --------
                                                                                   2001              2000
                                                                                   ----              ----
PER SHARE AMOUNTS:
  Loss per common share - basic
     Loss before cumulative effect of a change in accounting principle           $ (0.13)          $ (0.23)
                                                                                ========          ========
     Cumulative effect of a change in accounting principle                       $     -           $ (1.46)
                                                                                ========          ========

     Net loss                                                                    $ (0.13)          $ (1.69)
                                                                                ========          ========

  Loss per common share - assuming dilution:
     Loss before cumulative effect of a change in accounting principle           $ (0.13)          $ (0.23)
                                                                                ========          ========
     Cumulative effect of a change in accounting principle                       $     -           $ (1.46)
                                                                                ========          ========
     Net loss                                                                    $ (0.13)          $ (1.69)
                                                                                ========          ========
  Weighted average common shares and assumed conversions:
     - Basic and assuming dilution                                                21,687            20,806
                                                                                ========          ========


See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                                      MARCH 31,           DECEMBER 31,
                                                                                         2001                 2000
                                                                                         ----                 ----
                                                                                     (Unaudited)             (Note)
ASSETS
  Cash and cash equivalents                                                           $   43,553             $ 124,527
  Receivables                                                                            162,789               183,819
  Mortgage loans held for sale                                                            21,520                11,443
  Restricted cash                                                                         27,746                 6,555
  Property and equipment, net                                                             72,666                74,502
  Real estate interests                                                                   65,389               102,170
  Investments                                                                              5,978                10,458
  Property management contracts                                                           20,438                22,357
  Costs in excess of net assets of acquired businesses, net of amortization              316,599               324,631
  Other assets                                                                            51,285                49,880
                                                                                   ------------------    -----------------
Total assets                                                                           $ 787,963             $ 910,342
                                                                                   ==================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                                     $  15,173             $  28,282
  Commissions payable                                                                     50,902                71,688
  Accrued incentives                                                                      24,124                89,963
  Accrued and sundry liabilities                                                          84,830                99,320
  Loss in excess of investment                                                             3,122                 3,222
  Deferred taxes                                                                          15,104                15,333
  Mortgage warehouse line of credit                                                       19,402                 9,502
  Notes payable                                                                          155,383               135,782
  Real estate mortgage notes payable                                                      15,739                48,369
                                                                                   ------------------    -----------------
                                                                                         383,779               501,461

Stockholders' Equity:
  Common Stock, par value $.01 per share - authorized 80,000,000 shares,
    21,779,689 (2001) and 21,573,928 (2000) issued and outstanding shares,
    net of 1,502,600 (2001 and 2000) shares held in treasury                                 218                   216
  Preferred Stock, par value $.01 per share - authorized 20,000,000 shares,
    250,000 (2001 and 2000) issued and outstanding shares                                      3                     3
  Additional paid-in capital                                                             415,195               413,831
  Notes receivable for common stock                                                       (2,019)               (2,051)
  Retained (deficit) earnings                                                               (188)                2,846
  Accumulated other comprehensive loss                                                    (9,025)               (5,964)
                                                                                   ------------------    -----------------
Total stockholders' equity                                                               404,184               408,881
                                                                                   ------------------    -----------------
Total liabilities and stockholders' equity                                              $787,963              $910,342
                                                                                   ==================    =================

NOTE: The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                               ---------
                                                                                         2001               2000
                                                                                         ----               ----
OPERATING ACTIVITIES
Net loss                                                                           $   (2,534)         $  (35,133)
Cumulative effect of a change in accounting principle                                       -              30,420
                                                                                  -----------------   ---------------
Loss before cumulative effect of a change in
  Accounting principle                                                                 (2,534)             (4,713)
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                                     11,496               9,044
     Equity earnings in real estate ventures                                             (424)             (1,730)
     Foreign currency gains                                                               (57)               (601)
     Provisions for loss on Internet investments                                        4,502                   -
     Changes in operating assets and liabilities:
       Receivables                                                                     18,265              (1,275)
       Other assets                                                                    (2,814)              1,376
       Accounts payable and accrued expenses                                          (64,625)            (40,191)
       Commissions payable                                                            (20,786)             (5,652)
                                                                                  -----------------   ---------------
Net cash used in operating activities                                                 (56,977)            (43,742)
                                                                                  -----------------   ---------------

INVESTING ACTIVITIES
     Additions to property and equipment, net                                          (2,913)             (9,603)
     Investment in Internet-based businesses                                                -              (5,470)
     Payments made for acquisition of businesses                                       (2,307)             (1,298)
     Increase in mortgage loans held for sale                                         (10,077)             (4,508)
     Investment in real estate                                                         (4,574)             (4,323)
     Proceeds from sale of real estate properties                                      40,240                   -
     Distributions from real estate investments                                         1,317               6,537
     Net (increase) decrease  in restricted cash                                      (21,766)              2,620
                                                                                  -----------------   ---------------
Net cash used in investing activities                                                     (80)            (16,045)
                                                                                  -----------------   ---------------

FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock                                               290                 204
     Proceeds from issuance of Preferred Stock                                              -              25,000
     Proceeds from Internet stock offerings                                                 -              37,215
     Dividend payments on Preferred Stock                                                (500)                  -
     Proceeds from exercise of stock options                                              910                 420
     Net advances on mortgage warehouse line of credit                                  9,900               4,968
     Payments on notes payable                                                           (387)             (4,499)
     Proceeds from notes payable                                                           41                 240
     Payments on real estate mortgage notes payable                                   (33,143)                  -
     Proceeds from real estate mortgage notes payable                                     513               5,872
                                                                                  -----------------   ---------------
Net cash (used in) provided by financing activities                                   (22,376)             69,420
                                                                                  -----------------   ---------------

  Effect of exchange rate changes in cash                                              (1,541)               (276)
  Net (decrease)  increase in cash and cash equivalents                               (80,974)              9,357
  Cash and cash equivalents at beginning of period                                    124,527              61,600
                                                                                  -----------------   ---------------
  Cash and cash equivalents at end of period                                        $  43,553           $  70,957
                                                                                  =================   ===============

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

     Insignia's real estate service businesses specialize in commercial real estate services, apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. The Company's principal real estate service businesses are Insignia/ESG, Inc. (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services - based in London), Douglas Elliman LLC (residential sales and rentals), Realty One, Inc. (single-family home brokerage and mortgage origination) and Insignia Residential Group, Inc. (condominium and cooperative apartment management). Insignia also has real estate service operations in Frankfurt, Germany; Milan, Italy; Brussels, Belgium; Dublin, Ireland; Belfast, Northern Ireland; Amsterdam, the Netherlands; Shanghai and Beijing, China; Bangkok, Thailand; Tokyo, Japan; Hong Kong; Mumbai, Delhi, Bangalore and Hyderabad, India; and Mexico City. Insignia enjoys overall market dominance for commercial and residential real estate services in New York through the leading market positions of Insignia/ESG, Douglas Elliman and Insignia Residential Group.

     In addition to real estate services, Insignia invests in real estate assets, through co-investment initiatives with institutional clients, principal development activities and real estate funds. The Company's real estate service operations and real estate investment activities are more fully described below.

Real Estate Services

Commercial Real Estate Services

     The Company's commercial real estate services are provided through Insignia/ESG in the United States, Insignia Richard Ellis ("IRE") in the United Kingdom and other Insignia subsidiaries in Europe, Asia and Latin America. The Company's commercial services operations generated aggregate service revenues of $145.7 million in the first quarter of 2001, representing 76% of the Company's total service revenues for the period.

United States Operations

     All commercial real estate services in the U.S. are rendered under the Insignia/ESG brand. Through Insignia/ESG, the Company is among the leading providers of commercial real estate services in the U.S., with leadership positions in the New York metropolitan marketplace and significant positions in other major markets including Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and Miami. The Company delivers its real estate services throughout the U.S. across geographic markets, property types and disciplines and is active to varying degrees in 47 markets.

     The Company provides a broad spectrum of commercial real estate services throughout the U.S. to corporations and other major space users, property owners and investors. These services include tenant representation, property leasing and management, property acquisition and disposition services, investment sales, mortgage financing, equity co-investment, development, redevelopment and consulting services. The Company serves tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties, representing 224 million square feet of commercial real estate including 148 million square feet of office space, 56 million square feet of industrial space, 15 million square feet of retail space and 5 million square feet of mixed use space. U.S. commercial real estate services operations comprise the Company's largest business unit, accounting for approximately 63% and 57% of total service revenues for the first quarter of 2001 and the 2000 year, respectively.

United Kingdom and European Operations

     The Company's European businesses consist of commercial real estate service operations in the United Kingdom, Ireland, Germany, Italy, Belgium and the Netherlands. The Company's expansion in Europe began in 1998 with the acquisition of Richard Ellis Group Limited ("REGL") and was significantly enhanced through the acquisition of St. Quintin Holdings Limited ("St. Quintin") in 1999 and its successful integration with REGL into a single U.K. operation with a leading market position in London. The Company's U.K. subsidiary is among the three largest commercial real estate service providers in the United Kingdom and the largest, based on 25% market share for leasing activity, in central London. The Company provides extensive coverage of the entire United Kingdom market through full-service offices in London, Glasgow, Birmingham, Leeds, Manchester, Liverpool and Jersey. The Company also holds a minority equity interest in an Irish real estate services company with offices in Ireland and Northern Ireland through offices in Dublin and Belfast. The Company's U.K. operation provides broad-ranging real estate services, including agency leasing, tenant representation, property sales and financing, consulting, project management, appraisal, zoning and other general services. The major income components are agency leasing, tenant representation and property sales and financing.

     The U.K. operations are viewed as the springboard for the Company's continued global expansion of the commercial real estate services platform. The U.K. operation has assisted in the establishment of service operations in Frankfurt, Germany, Milan, Italy, Brussels, Belgium and Amsterdam, the Netherlands since 1998. The other European operations outside the U.K. are expected to provide increasingly meaningful contributions over time through the maturation of operations and expansion of service capabilities throughout their markets.

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

Other International Operations

     Asia

     The Company launched operations in Asia during 2000 with the establishment of an office in Tokyo, Japan in July 2000 and the acquisition of Brooke International, a Hong Kong based commercial real estate services company, in December 2000. The Tokyo operation serves the Company's clients throughout Japan. Insignia augmented its Asian reach in April 2001 with the acquisition of Brooke International's operations in India. Brooke International, founded in 1988, employs more than 120 real estate professionals and support personnel in eight offices in Hong Kong, China, Thailand and India. The Brooke acquisition provides the Company with an ideal platform from which to serve existing clients in Asia, particularly in corporate real estate and investment services, and should also create cross-selling opportunities with the U.S., U.K. and continental European businesses. The Company anticipates further expansion in Asia as additional attractive opportunities are identified.

     Latin America

     The Company extended its service capability into Latin America with the March 2001 acquisition of Grupo Inmobiliario Inova S.A de C.V. ("Inova"). Inova, headquartered in Mexico City and founded in 1992, is a commercial real estate service company which provides acquisition advisory and due diligence services, project coordination and supervision, real estate valuations, tenant representation, asset management and strategic advisory services. Inova conducts business throughout the major markets in Mexico and other leading business centers of South America, including Buenos Aires, Rio de Janeiro and Sao Paulo. The Company views Inova as the platform from which to build its presence throughout Latin America. This business now operates under the Insignia/ESG brand as Insignia/ESG de Mexico.

Residential Real Estate Services

     The Company's residential real estate services are performed in the U.S. through the collective operations of Douglas Elliman, Realty One and Insignia Residential Group. Through these businesses, the Company provides a diversified array of residential real estate services throughout northern Ohio and the New York metropolitan area including apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services and condominium and cooperative apartment management. The Company's residential services operations generated aggregate service revenues of $46 million in the first quarter of 2001, representing 24% of the Company's total service revenues for the period.

Residential Sales and Rentals

     Through Douglas Elliman, the Company operates a residential cooperative, condominium and rental apartment brokerage and leasing firm in New York City. Douglas Elliman commands the number one market position for both residential sales and rentals in New York City according to the annual ranking in the March 2001 issue of Crain's New York Business. In addition, Douglas Elliman operates in upscale suburban markets through offices in Greenwich and Darien, Connecticut, Bernardsville/Basking Ridge, New Jersey, and Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Douglas Elliman has more than 900 brokers, supported by 130 corporate employees in 15 offices in the New York City area. Douglas Elliman's apartment brokerage and leasing business closed transactions valued at over $581 million for the first quarter of 2001 and approximately $2.8 billion for the 2000 year.

Single Family Home Brokerage and Mortgage Origination

     Through Realty One, the Company operates a full-service single-family residential brokerage, mortgage origination and title insurance business headquartered in Cleveland and having offices throughout northern Ohio. Realty One's current business operation is the result of nearly 60 separate mergers and acquisitions and constitutes the largest residential real estate brokerage firm in Ohio and the fourteenth largest (based on unit volume) in the United States according to Real Trends "Big Brokers Report" published in May 2001. Realty One employs approximately 1,500 sales associates and 600 corporate and support staff located in 46 offices throughout northern Ohio and represents more than 100 residential builders. Realty One participated in residential sales transactions valued at over $480 million for the first quarter of 2001 and nearly $3 billion for the 2000 year.

Cooperative and Condominium Management

     Through Insignia Residential Group, the Company is the largest manager of cooperatives, condominiums and rental apartments in the New York metropolitan area, according to a survey in the February 2001 issue of The Cooperator. Insignia Residential Group provides full service third-party fee management for more than 300 properties, comprising approximately 72,000 residential apartment units, and employ's over 300 people located in offices throughout the greater New York metropolitan area. Among the notable properties currently managed by Insignia Residential Group in New York City are the San Remo, Worldwide Plaza, Fresh Meadows, Horizon House, West Village Houses and Metropolitan Life Insurance Company's Peter Cooper Village/Stuyvesant Town Complex. Manhattan is the largest market for Insignia Residential Group, although it does maintain a presence in each of the other four boroughs of New York City as well as Long Island, Westchester County and Northern New Jersey. In addition to property management, Insignia Residential Group also offers mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions. Insignia Residential Group's residential management and mortgage brokerage business generated total service revenues of $26.5 million in 2000, representing approximately 3% of the Company's service revenues for the year.

Real Estate Principal Investment Activities

Co-investment and Development

     Insignia pursues opportunities to invest in operating real estate assets. The Company identifies investment opportunities for select clients and invests alongside of those clients in the purchase of qualifying properties. Co-investment partners include Walton Street Real Estate Fund III, Citibank, ING Barings, Blackacre Capital Management, The Witkoff Group, Lennar, Lone Star Opportunity Fund, Prudential, GE Investments and Whitehall Street Real Estate. As of March 31, 2001, Insignia held ownership in 37 co-investment partnerships totaling over 10.2 million square feet of commercial property and approximately 5,300 multi-family apartment and hotel units. The Company's ownership interests in these partnerships range from 1% to 30%.

     The Company is also the sole owner of two real estate properties with an aggregate carrying value of approximately $18 million. These properties, which are consolidated in the Company's financial statements, include Brookhaven Village, a 155,000 square foot retail facility located in Norman, Oklahoma, and Dolphin Village, a 136,000 square foot retail facility located in St. Petersburg, Florida. The Company holds interests ranging from 25% to 33% in two office properties under development and two parcels of land held for development and solely owns one parcel of land also held for development. Development activities on these properties are being directed by Insignia and are not expected to be complete until later in 2001 or thereafter.

Insignia Opportunity Trust

     Insignia Opportunity Trust ("IOT") is an Insignia sponsored private real estate investment trust ("REIT") formed in 1999. IOT, through its subsidiary operating partnership, Insignia Opportunity Partners ("IOP"), invests primarily in secured real estate debt instruments and, to a lesser extent, in other real estate debt and equity instruments, with a focus on below investment grade commercial mortgage-backed securities. At formation, IOT received aggregate capital commitments of $71 million (of which $9 million was committed by Insignia and the remainder committed by third-party investors), which IOT in turn committed to invest in IOP in exchange for an 88.75% general partner interest in IOP. Insignia also committed to invest an additional $1 million directly in IOP in exchange for (i) a 1.25% managing general partner equity interest and (ii) a 10% non-subordinated promoted equity interest in IOP. Approximately $67 million of the total capital commitments to IOT and IOP have now been contributed (including approximately $9.3 million funded by Insignia) and the remaining $5 million of capital commitments are expected to be funded during the second or third quarter of 2001. Insignia maintains ownership interests of approximately 12% in IOT and 11% in IOP.

Internet Initiatives

     At March 31, 2001, Insignia held remaining equity investments of approximately $6 million in third-party Internet-related businesses, reflecting further impairment write-offs of approximately $4.5 million during the 2001 quarter. The Company has now written off the majority of its Internet-based investments made in 1999 and 2000. While these remaining businesses continue to operate, their future performance is highly dependent upon the ability to raise incremental capital to fund the on-going development of their business plans. If these businesses are unsuccessful in raising the necessary capital, Insignia could incur further losses from impairment write-offs. The Company continues to monitor carefully the performance of its remaining Internet investments.
The Company terminated all internal Internet operating initiatives during 2000.

     The Company is not currently investing in new third-party Internet-oriented companies and has no intention of making material investments in Internet technology initiatives other than certain Internet-related platforms developed or invested in by Project Octane, the industry consortium comprised of Insignia, CB Richard Ellis, Jones Lang LaSalle and Trammel Crow.

2.   Acquisitions

     Insignia continues to pursue an acquisition strategy that focuses on expansion both domestically and internationally. Insignia has acquired the following real estate services businesses in 2001:

     Inova

    In March 2001, Insignia acquired Inova, a commercial real estate service company headquartered in Mexico City. Inova provides acquisition advisory services and due diligence, project coordination and supervision, real estate valuations, tenant representation, asset management and strategic advisory services. Inova offers Insignia an operating platform, with quality real estate professionals, for the expansion of services in Latin America. The base purchase price was approximately $500,000 and was paid in cash.

     Brooke International

     In April 2001, Insignia further expanded its Asian presence through the acquisition of Brooke International's operation in India. The base purchase price for the Indian operation was approximately $700,000, all of which was paid in cash. The Indian purchase follows the December 2000 acquisition of Hong Kong based Brooke International and its offices in China and Thailand. Brooke International is a commercial real estate company specializing in corporate and investment services.

3.   Change in Accounting Principle

     At December 31, 2000, the Company changed its method of accounting for revenue recognition for leasing commissions in compliance with Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements, effective as of January 1, 2000. Historically, the Company generally recognized leasing commissions upon execution of the underlying lease, unless significant contingencies existed. Under the new accounting method, adopted retroactive to January 1, 2000, the Company's leasing commissions that are payable upon certain events such as tenant occupancy or payment of rent are recognized upon the occurrence of such events. Operating results for the first quarters of 2001 and 2000 are presented herein in compliance with the requirements of this accounting change. In addition, the cumulative effect of the accounting change on prior years resulted in a reduction to income of $30.4 million (net of applicable taxes of $23.3 million), which is included in net earnings for the first quarter of 2000. The effect of the accounting change on the first quarter of 2000, which has been restated for the change, was to increase the loss before the cumulative effect of the accounting change by $401,000 ($0.02 per share), from the $4.3 million loss previously reported.

     For the three month period ended March 31, 2001, the Company recognized revenue of $4.4 million that was included in the $30.4 million cumulative effect adjustment at January 1, 2000. The effect of that revenue was to increase earnings by approximately $1 million (net of applicable taxes) during the first quarter of 2001. While this accounting change affects the timing of recognition of leasing revenues (and corresponding commission expense), it does not impact the Company's cash flow from operations.

4.   Credit Agreement

     On May 8, 2001, Insignia closed a new three-year $230 million revolving credit facility, representing a $45 million increase over the prior $185 million facility. The revolving credit facility was arranged by First Union Securities, Lehman Brothers and Bank of America and involves a syndicate of ten national and international financial institutions. This credit facility will be used for working capital and acquisition needs. The Company has borrowings of $134 million on the facility and letters of credit of $12.6 million.

5.   Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

6.   Seasonality

     Seasonal factors affecting the Company are disclosed in Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Nature of Operations."

7.   Recent Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 133 ("SFAS"), Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137. SFAS 133 requires companies to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. SFAS 133 was effective as of January 1, 2001 for the Company and its implementation did not have any effect on the Company's financial position or results of operations.

8.  Earnings Per Share

     The following table sets forth the computation of the numerator and denominator used to compute, basic and diluted earnings (loss) per share for the periods indicated. The potential dilutive shares from the conversion of preferred stock and the exercise of options, warrants and unvested restricted stock is not assumed because the inclusion of such shares would be antidilutive.

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                                             --------
                                                                                        2001             2000
                                                                                        ----             ----
                                                                                          (In thousands)
NUMERATOR:
Numerator for basic loss per share - loss available
  to common stockholders (before cumulative effect)                                  $   (2,784)      $   (4,853)
Effect of dilutive securities:
   Preferred stock dividends                                                                  -                -
                                                                                     ----------      -----------

Numerator for diluted loss per share - loss  available
  to common stockholders after assumed conversions (before cumulative effect)        $   (2,784)      $   (4,853)
                                                                                     ==========      ===========

DENOMINATOR:
Denominator for basic loss per share - weighted
  average common shares                                                                  21,687           20,806
Effect of dilutive securities:
   Stock options, warrants and unvested restricted stock                                      -                -
   Convertible preferred stock                                                                -                -
                                                                                     ----------      -----------

Denominator for diluted loss per share - weighted
  average common shares and assumed conversions                                          21,687           20,806
                                                                                     ==========      ===========

9.  Comprehensive Income (Loss)

     Comprehensive loss for the three months ended March 31, 2001 totaled $5.6 million and was comprised of net loss of $2.5 million and other comprehensive losses of $3.1 million. The following tables set forth the components of accumulated other comprehensive income (loss) for the periods indicated:



                                                             FOREIGN          UNREALIZED      ACCUMULATED OTHER
                                                            CURRENCY            GAINS            COMPREHENSIVE
          THREE MONTHS ENDED - MARCH 31, 2001              TRANSLATION       ON SECURITIES       INCOME (LOSS)
                                                          -------------------------------------------------------
                                                                               (In thousands)
 Balance - December 31, 2000                                 $    (6,007)     $          43       $    (5,964)
 Comprehensive (loss) income                                      (5,417)                18            (5,399)
 Income tax benefit (provision)                                    2,346                 (8)            2,338
                                                          -------------------------------------------------------
                                                                  (3,071)                10            (3,061)
                                                          -------------------------------------------------------
 Ending Balance - March 31, 2001                             $    (9,078)     $          53       $    (9,025)
                                                          =======================================================





                                                             FOREIGN          UNREALIZED      ACCUMULATED OTHER
                                                            CURRENCY         GAINS (LOSSES)      COMPREHENSIVE
          THREE MONTHS ENDED - MARCH 31, 2000              TRANSLATION       ON SECURITIES       INCOME (LOSS)
                                                          -------------------------------------------------------
                                                                               (In thousands)

 Balance - December 31, 1999                                 $    (1,333)       $     1,215     $        (118)
 Comprehensive loss                                               (1,556)              (747)           (2,303)
 Income tax benefit                                                  668                289               957
                                                          -------------------------------------------------------
                                                                    (888)              (458)           (1,346)
                                                          -------------------------------------------------------
 Ending Balance - March 31, 2000                             $    (2,221)     $         757      $     (1,464)
                                                          =======================================================

10. Industry Segment Data

     Insignia's operating activities encompass three reportable segments. These segments include (i) commercial real estate services and principal investment activities; (ii) residential real estate services; and (iii) Internet-based e-commerce initiatives. The Company's reportable segments are business units that offer similar products and services and are managed separately because of the distinction between such services. The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development, consulting and other services and is comprised of the operations of Insignia/ESG in the U.S., IRE in the U.K. and other businesses in Europe, Asia and Latin America. The commercial segment's principal real estate investment activities are substantially comprised of investments in real estate assets, through co-investment ventures with institutional clients; principal development activities and real estate oriented funds. The residential segment provides services including apartment brokerage and leasing, single-family home brokerage services, property management services, mortgage origination and other services and is comprised of the operations of Douglas Elliman, Realty One and Insignia Residential Group. The Company's Internet-based initiatives segment in 2000 comprised equity investments in third-party Internet-oriented businesses and the internally developed Internet-related businesses of EdificeRex and PowerChooser. The Company terminated all internally developed Internet initiatives and substantially ceased equity financing activities with third-party Internet-based businesses in 2000. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.

The following tables summarize certain financial information by industry segment:


                                                                                  INTERNET
THREE MONTHS ENDED - MARCH 31, 2001                  COMMERCIAL  RESIDENTIAL    INITIATIVES        INTERNET        OTHER       TOTAL
                                                   ------------------------------------------------------------------------
                                                                               (In thousands)
REVENUES:
   Real estate services                             $  145,667     $   46,037     $         -   $       -       $  191,704
   Property operations                                   1,404              -               -           -            1,404
                                                   ------------------------------------------------------------------------

                                                       147,071         46,037               -           -          193,108
                                                   ------------------------------------------------------------------------
COSTS AND EXPENSES:
   Real estate services                                128,895         46,796               -           -          175,691
   Property operations                                   1,188              -               -           -            1,188
   Administrative                                            -              -               -       3,400            3,400
   Depreciation                                          3,187          1,520               -          17            4,724
   Amortization of intangibles                           5,254          1,518               -           -            6,772
                                                   ------------------------------------------------------------------------
                                                       138,524         49,834               -       3,417          191,775
                                                   ------------------------------------------------------------------------

   Operating income (loss)                               8,547         (3,797)              -      (3,417)           1,333

OTHER INCOME AND EXPENSE:
   Provisions for loss on Internet investments               -              -          (4,502)          -           (4,502)
   Interest and other income                               784            278               -       1,067            2,129
   Interest expense                                       (161)          (305)              -      (2,701)          (3,167)
   Foreign currency gains                                    -              -               -          57               57
   Equity earnings in real estate ventures                 424              -               -           -              424
                                                   ------------------------------------------------------------------------

Income (loss) before income taxes                        9,594         (3,824)         (4,502)     (4,994)          (3,726)
   Provision (benefit) for income taxes                  4,509         (2,123)         (1,580)     (1,998)          (1,192)
                                                   ------------------------------------------------------------------------
Net income (loss)                                   $    5,085      $  (1,701)    $    (2,922)  $  (2,996)     $    (2,534)
                                                   =========================================================================
Total assets                                        $  558,347      $ 171,596     $     5,978   $  52,042      $   787,963
Real estate interests                                   65,389              -               -           -           65,389

                                                                               INTERNET
THREE MONTHS ENDED - MARCH 31, 2000              COMMERCIAL    RESIDENTIAL    INITIATIVES      OTHER          TOTAL
                                                ------------------------------------------------------------------------
                                                                             (In thousands)
REVENUES
   Real estate services                              $122,628      $ 46,744   $      -     $       -          $169,372
   Property operations                                    788             -          -             -               788
                                                   ------------------------------------------------------------------------
                                                      123,416        46,744           -                        170,160
                                                   ------------------------------------------------------------------------

 COSTS AND EXPENSES
   Real estate services                               110,846        46,303           -            -           157,149
   Property operations                                    645             -           -            -               645
   Internet-based businesses                                -             -       6,000            -             6,000
   Administrative                                           -             -           -        2,811             2,811
   Depreciation                                         1,816           660         132           14             2,622
   Amortization of intangibles                          4,912         1,510           -            -             6,422
                                                   ------------------------------------------------------------------------
                                                      118,219        48,473       6,132        2,825           175,649
                                                  -------------------------------------------------------------------------

   Operating income (loss)                              5,197        (1,729)     (6,132)      (2,825)           (5,489)

OTHER INCOME AND EXPENSE:
   Interest and other income                              367           161          13          815             1,356
   Interest expense                                      (225)         (181)          -       (2,313)           (2,719)
   Foreign currency gains                                  -              -           -          601               601
   Equity earnings in real estate ventures              1,730             -           -            -             1,730
                                                  -------------------------------------------------------------------------

Income (loss) before income taxes and
  cumulative effect of a change
  in accounting principle                               7,069        (1,749)     (6,119)      (3,722)           (4,521)

   Provision (benefit) for income taxes                 3,317          (926)       (685)      (1,514)              192
                                                  -------------------------------------------------------------------------

Income (loss) before cumulative effect of a
  change in accounting principle                        3,752          (823)     (5,434)      (2,208)           (4,713)
Cumulative effect of a change in accounting
  principle, net of applicable taxes                  (30,391)          (29)                       -           (30,420)
                                                  -------------------------------------------------------------------------

Net loss                                          $   (26,639)     $   (852)    $(5,434)    $ (2,208)        $ (35,133)
                                                  =========================================================================

Total assets                                      $   561,436      $158,454     $50,987     $ 41,893         $ 812,770
Real estate interests                                  74,737             -           -            -            74,737

    Certain geographic information is as follows:

                                                                              THREE MONTHS ENDED
                                                               MARCH 31, 2001                  MARCH 31, 2000
                                                           ---------------------------------------------------------
                                                                         LONG-LIVED                      LONG-LIVED
                                                            REVENUES        ASSETS        REVENUES         ASSETS
                                                           ---------------------------------------------------------
                                                                                (In thousands)
United States                                              $ 167,980      $ 296,520       $ 142,073        $ 301,756
United Kingdom                                                22,360        107,682          27,552          101,312
Other countries                                                2,768          5,501             535              955
                                                           ---------------------------------------------------------
                                                           $ 193,108      $ 409,703       $ 170,160        $ 404,023
                                                           =========================================================

     Long-lived assets are comprised of property and equipment, property management contracts and costs in excess of net assets of acquired businesses.

11.  Material Contingencies

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

     Insignia acquired Realty One in October 1997. In connection with the acquisition, the sellers agreed to indemnify the Company for any loss arising from the Re/Max International litigation up to the amount of the acquisition price of approximately $40 million. The Re/Max International case was tried before a jury in 2000, resulting in a mistrial. The parties subsequently settled Re/Max International's claims in July 2000, whereby Realty One agreed to cease to impose reduced commission splits on the Re/Max plaintiffs, subject to reinstatement in accordance with the terms of the settlement. In September 2000, the court entered a judgment against Realty One in the amount of approximately $6.7 million, as agreed to by the parties; however, also included in its judgment were several terms governing Realty One's conduct to which the parties had not agreed. Realty One has appealed the court's judgment. The sellers have funded the initial cash portion of the settlement, totaling approximately $3.6 million, on behalf of Realty One pursuant to their indemnification obligations to Insignia and are obligated to fund the remainder in semi-annual installments over five years. The payment of the first portion of the judgment was made without prejudice to Realty One's rights of appeal.

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

     Since the merger transaction in October 1998, there have been no related claims except for an examination of the federal income tax returns of Former Parent being conducted by the Internal Revenue Service for the years ended December 31, 1996, December 31, 1997 and the period ended October 1, 1998. AIMCO has notified the Company that it is seeking indemnity from Insignia for any liability as a result of this examination. Insignia agreed to indemnify AIMCO for taxes, penalties, interest and professional fees for which it is liable as a result of this audit and has reimbursed over $500,000 to AIMCO for professional fees incurred in connection with the audit. No determinations have been made or can be made at this time as to any potential tax liability that may arise as a result of this examination.

12. Equity

    During the three month period ended March 31, 2001, the Company had the following changes in stockholders' equity:

    a) Net Loss of $2,534,000 for the three months ended March 31, 2001.

    b) Payment of $500,000 in Preferred Stock dividends.

    c) Exercise of stock options to purchase 153,466 shares of Common Stock at exercise prices ranging from $4.40 to $10.09 per share.

    d) Sale of 34,190 shares of Common Stock, at an average price of approximately $8.50, under the Company's Employee Stock Purchase Program.

    e) Issuance of 18,105 shares of Common Stock for vested restricted stock awards.

    f) Accrued compensation of $166,000 relating to restricted stock awards.

    g) Payments of $32,000 on notes receivable for Common Stock.

    h) Other comprehensive losses of $3,061,000 for the three months ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

FINANCIAL CONDITION

     Insignia's total assets declined approximately $122.4 million, from $910.3 million at December 31, 2000 to $788 million at March 31, 2001. The decrease was attributable to the following items: (i) a decline in cash arising primarily from payment of approximately $75 million of annual bonuses for the 2000 year and the payment of approximately $22 million for the final purchase price of the UK businesses; and (ii) a $37 million decline in real estate interests resulting from the sale of two real estate properties developed by the Company.

     Liabilities were lowered approximately $117.7 million to $383.8 million at March 31, 2001. This decrease reflects the aforementioned payment of accrued incentives for the 2000 year and the retirement of $33 million in real estate mortgage notes payable from proceeds received upon the sale of development properties. Stockholders' equity declined by approximately $4.7 million to $404.2 million at March 31, 2001, primarily as a result of the $2.5 million net loss for the period, in combination with $3 million of foreign currency translation losses.

RESULTS OF OPERATIONS

     Insignia reported strong results from its core real estate service operations during the first quarter of 2001, with service revenues of $191.7 million and Net EBITDA of $13 million, respectively. These operating results represented increases of 13% and 38%, respectively, over the first quarter of 2000. The comparable operating results reported for the first quarter of 2000 were service revenues of $169.4 million and Net EBITDA of $9.4 million. The first quarter of 2001 performance was fueled by growth in the U.S. commercial service operations of Insignia/ESG. Financial results for the first quarter of 2001 and 2000 both reflect the adoption of the SAB 101 accounting change. The effect of this change on the first quarter of 2000, which has been restated, was to increase the loss before the cumulative effect of the accounting change by $401,000 ($0.02 per share) to $4.7 million; up from the $4.3 million loss previously reported. In addition, the cumulative effect of this accounting change on prior years resulted in a further $30.4 million (net of applicable taxes of $23.3 million) charge to the first quarter of 2000.

     Insignia reported a net loss of approximately $2.5 million for the first quarter of 2001, representing improved results in comparison to the $4.7 million net loss experienced in the first quarter of 2000. This 2001 net loss included the adverse affects of $4.5 million in impairment write-offs of the Company's investment in six Internet-based businesses and significantly higher depreciation expense compared to 2000. Financial results for the first quarter of 2001 were further characterized by the absence of any gains from property sales in the co-investment real estate program. Net earnings for the first quarter of 2000 were adversely affected by $4.3 million of operating expenses of EdificeRex, the Company's internal web-based Internet business launched in early 2000, and $1.7 million of other internal Internet-based business activities. These Internet-based expenses lowered earnings for the first quarter of 2000 by $0.29 per share. Financial results for the first quarter of 2000 were enhanced by a $1.9 million gain realized from the sale of a co-investment property and foreign currency transaction gains of $601,000 on the Company's borrowings denominated in European currencies.

     As a result of the foregoing, per share results for the first quarter of 2001 improved in comparison to the same period of 2000 to a $0.13 loss per share. The comparable per share loss for the same period of 2000 was $0.23 per share (before the $30.4 million cumulative effect). The $30.4 million cumulative effect of the SAB 101 accounting change increased the net loss for the first quarter of 2000 to $35.1 million, or $1.69 per share. It is important to note that the adverse effect of SAB 101 adoption on the first quarter of 2000 constituted a change in the timing of recognition of leasing revenues and had no impact on cash flow from operations.

     Weighted average common shares outstanding for the first quarter of 2001 increased 4% over the same period of 2000 to approximately 21.7 million shares, due substantially to stock option exercises and purchases under the Company's employee stock purchase program.

    The Company continues to believe that the 2001 year should be among the best in its history. While the exceptional operating levels experienced in 2000 are unlikely to be repeated in 2001, the Company's core real estate service businesses continue to perform well and demand for U.S. and international services, commercial in particular, remains strong.

     In addition to net income, Insignia uses EBITDA (defined as real estate services revenues less direct expenses and administrative costs) and Net EBITDA (defined as income before depreciation, amortization, income taxes and non-recurring one-time charges) as indicators of the Company's financial performance. As compared to net income, these measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangibles and other non-recurring charges. Neither EBITDA nor Net EBITDA, as disclosed above, should be construed to represent cash provided by operations pursuant to generally accepted accounting principles ("GAAP"), as neither is defined by GAAP. Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. The Company's results of operations are more fully discussed below.

     The following table sets forth financial data derived from the Company's condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, respectively.

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                         --------
                                                                              2001                     2000
                                                                              ----                     ----
                                                                                      (In thousands)
      REAL ESTATE REVENUES
           United States commercial                                          $ 120,539               $  94,541
           International commercial                                             25,128                  28,087
           Residential                                                          46,037                  46,744
                                                                         ------------------       ----------------
               Total real estate revenues                                      191,704                 169,372
                                                                         ------------------       ----------------
      COSTS AND EXPENSES
           Real estate services                                                175,691                 157,149
           Administrative                                                        3,400                   2,811
                                                                         ------------------       ----------------

      EBITDA - REAL ESTATE SERVICES (1)                                         12,613                   9,412

           Real estate FFO(2)                                                    1,320                     768
           Interest and other income(3)                                          2,129                   1,343
           Foreign currency gains                                                   57                     601
           Interest expense                                                     (3,167)                 (2,719)
                                                                         ------------------       ----------------

      NET EBITDA(1)                                                             12,952                   9,405

           Applicable income tax                                                  (388)                   (108)
                                                                         ------------------       ----------------

                                                                                12,564                   9,297

           Gains on sale of real estate                                              -                   1,922
           Tax on real estate                                                        -                    (769)
           Depreciation - FF&E                                                  (4,376)                 (2,370)
           Amortization of intangibles                                          (6,772)                 (6,422)
           Depreciation - real estate                                           (1,028)                   (937)
                                                                         ------------------       ----------------


      INCOME FROM REAL ESTATE OPERATIONS                                           388                     721

         Internet-based businesses                                                   -                  (5,987)
         Provision for loss of Internet Investments                             (4,502)                      -
         Internet depreciation                                                       -                    (132)
         Benefit for income taxes                                                1,580                     685
                                                                         ------------------       ----------------
                                                                                (2,922)                 (5,434)
                                                                         ------------------       ----------------


      NET LOSS (4)                                                         $    (2,534)             $   (4,713)
                                                                         ==================       ================

(1) EBITDA and Net EBITDA, as disclosed above, should not be construed to represent cash provided by operations determined pursuant to generally accepted accounting principles ("GAAP"). These measures are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. As compared to net income, the EBITDA and Net EBITDA measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management believes that the presentation of these supplemental measures enhance a reader's understanding of the Company's operating performance as they provide a measure of generated cash.

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

(3) Interest and other income for the three months ended March 31, 2000 excludes $13,000 of interest income of EdificeRex, which is reflected in Internet-based businesses.

(4) Represents loss before cumulative effect of the accounting change on prior years.

Real Estate Services

Commercial Real Estate Operations

     Insignia's commercial real estate service operations include Insignia/ESG in the United States, IRE in the United Kingdom, other businesses in Germany, Italy, Belgium, the Netherlands, Asia and Latin America. For the first quarter of 2001, these commercial businesses collectively produced service revenues of $145.7 million and EBITDA of $16.8 million, reflecting increases of 19% for revenues and 42% for EBITDA, as compared to the same period of 2000. It is important to point out that comparative results for the first quarter of 2000 have been restated in compliance with the SAB101 accounting change, which lowered commercial service revenues and EBITDA by $4.9 million and $696,000, respectively, from results previously reported for this period. Commercial real estate services produced approximately 76% of Insignia's total service revenues and substantially all of the EBITDA for the first quarter of 2001.

     The revenue and EBITDA gains experienced in the commercial services sector in the first quarter of 2001 were substantially achieved through growth in Insignia/ESG's domestic operations, which continued to experience operating success even in the face of an economic slowdown in the U.S. marketplace. For the 2001 quarter, Insignia/ESG produced U.S. service revenues of $120.5 million and EBITDA of $16.2 million, representing gains of 27% for revenues and 98% for EBITDA over 2000. Such U.S. results for the 2001 quarter were buoyed by continued strong showings by the Company's bellwether New York region, the West Coast region and real estate principal development activities. These robust results for Insignia/ESG in the first quarter of 2001 bear witness to the strength and diversity of the Company's U.S. service platform and the relationships with corporate and institutional clients.

     In Europe, financial results for the first quarter of 2001 reflected anticipated year-over-year revenue and EBITDA declines from the exceptional pace experienced in the first quarter of 2000. The European businesses collectively produced service revenues of $24.7 million and EBITDA of $1.4 million for the first quarter of 2001. In comparison, results for the same period of 2000 reflected service revenues of $28.1 million and EBITDA of $3.6 million. The lower operating results for all of Europe in the first quarter of 2001 was primarily attributable to a slowdown in transaction levels in IRE's U.K. operation, which experienced a 19% decline in revenues to $22.4 million and a $3.2 million drop in EBITDA to $1.2 million. Despite this expected decline from first quarter of 2000, the U.K. markets remains active and prospects for the 2001 year remain favorable. Limited development and available supply in the U.K. markets and low interest rates are expected to sustain growth in rental levels and equity investment in 2001.

     The continental European businesses reflected strength in occupancy and investment markets as the operations in Germany and the Netherlands collectively produced service revenues of $1.8 million and EBITDA of approximately $500,000 for the first quarter of 2001. These results represent more than a $1 million increase in EBITDA over the same period of 2000. The operations in Belgium and Italy continued to produce modest operating losses for the first quarter of 2001; however, operating forecasts for the remainder of 2001 are favorable in these markets.

     The Company's Asian operations (launched in December 2000) and Latin American operations (initiated in March 2001) incurred modest EBITDA losses of $658,000 and $157,000, respectively, for the first quarter of 2001. These losses were in line with management's expectations for the initial start-up periods of operation.

Residential Real Estate Operations

     The Company's residential real estate services operations, comprised of Douglas Elliman, Realty One and Insignia Residential Group, collectively generated service revenues of $46 million and an EBITDA loss of $759,000 for the first quarter of 2001. Service revenues for the first quarter of 2001 were flat and EBITDA was down approximately $1.2 million compared to the same period of 2000. The year-over-year EBITDA decline was principally due to an easing of transaction levels in Douglas Elliman's residential brokerage business in New York from the abnormally strong volume experienced in the first quarter of 2000. Historically, the first quarter of each year is the lowest for operating production from residential real estate services, due primarily to the adverse seasonal factors affecting Realty One's single family home brokerage operation in northern Ohio.

     Realty One produced service revenues of $16.6 million and a corresponding $2.5 million EBITDA loss for the first quarter of 2001. This operating performance compares similarly to service revenues of $16.7 million and an EBITDA loss of $2.3 million for the same period of 2000. That said, recent interest rate declines and a refocus in marketing towards first time homebuyers has fueled growth in mortgage volume in Realty One's mortgage lending unit, as closed mortgage loans grew 29% to $79 million for the 2001 quarter. Douglas Elliman produced service revenues of $23 million for the first quarter of 2001, representing a nominal 1% decline compared to the first quarter of 2000, and EBITDA of $1.3 million, down 48% from the $2.6 million achieved in the 2000 quarter. As previously stated, these declines are attributed to lower transaction volume of residential sales and rentals in the New York marketplace compared to the exceptional level experienced in the first quarter of 2000. Insignia Residential Group results for the first quarter of 2001 were substantially in line with 2000 as revenues declined a modest 5% to $6.5 million and EBITDA increased to $358,000. It is noteworthy to point out that Insignia Residential Group was appointed property manager and leasing agent in April 2001 for the Metropolitan Life Insurance Company's Peter Cooper Village/Stuyvesant Town Complex, an 11,000 unit apartment complex in Manhattan. This assignment represents one of the largest in New York and increases the Company's residential apartment management portfolio to approximately 72,000 units.

Real Estate Principal Investment Activities

     The Company's real estate investment operation produced equity earnings from real estate ownership of $424,000 for the first quarter of 2001, representing a decline from approximately $1.7 million for the same period of 2000. This decline is primarily attributable to the absence of property sales from the Company's co-investment portfolio during the first quarter of 2001. In comparison, the Company realized a pretax gain of approximately $1.9 million during the first quarter of 2000 from the sale of a 105,000 square foot co-investment property located in northern California.

     The Company also reported $1.4 million in revenues for the three-month period of 2001 from the operations of the wholly owned Brookhaven Village and Dolphin Village retail properties. This production represents a material improvement over the $788,000 reported for the same period of 2000. Thee two properties collectively contributed income of $140,000 (before depreciation) for the first quarter of 2001.

     The Company produced FFO from real estate ownership of $1.3 million for the first quarter of 2001, representing a significant increase of 72% from $768,000 produced in the comparable period of 2000. This year-over-year growth is attributable to the continued expansion of the Company's real estate portfolio, in combination with enhanced operating performance of properties and the above mentioned absence of property sales during the 2001 quarter. FFO is defined as income or loss from real estate operations before depreciation, gains or losses on property sales and provisions for impairment. This measure is not defined by GAAP and the Company's usage of this term may differ from other companies' usage of the same or similar terms. The Company believes this supplemental disclosure provides a measure of cash generated by property operations.

Internet Operations

     In the first quarter of 2001, the Company incurred $4.5 million in impairment losses from the write-off of certain of its third-party Internet investments. After these write-offs, the Company continues to hold remaining equity investments of approximately $6 million in ten Internet-oriented businesses. As previously stated, the Company is not currently making material investments in new Internet initiatives and has terminated all internal Internet-related operating activities. As such, the financial results for the first quarter of 2001 do not include any Internet-based operating losses. During the first quarter of 2000, the Company incurred $6 million of net operating losses from internal Internet-based businesses. These losses substantially represented expenses incurred in connection with the development of internal Internet-oriented business applications and consisted primarily of personnel costs and advertising and marketing campaigns.

Other Items Affecting Net Income

     Administrative expenses rose 21% to $3.4 million for the first quarter of 2001, advancing from $2.8 million for the same period of 2000. The year-over-year quarterly increase is primarily due to professional fees incurred in connection with the ongoing IRS audit and higher travel and entertainment costs in 2001.

     Interest and other income increased 57% from approximately $1.4 million for the first quarter of 2000 to $2.1 million for the same period of 2001. This increase is the result of higher cash balances during most of the quarter, pending the significant payout in March 2001 of bonuses earned during the 2000 year.

     Interest expense increased 16% from $2.7 million for the first quarter of 2000 to approximately $3.2 million for the first quarter of 2001. The increase reflects higher average borrowings during the first quarter of 2001 attributable in part to borrowings of $15 million in March 2000 under the revolving credit facility.

     Depreciation from the core service businesses (excluding consolidated property depreciation) increased 85% from $2.4 million for the first quarter of 2000 to $4.4 million for the same period of 2001. This increase reflects the impact of the successful implementation of new information technology platforms at Insignia/ESG and Realty One and leasehold improvements in connection with the upgrade and relocation of offices in key U.S. markets. Amortization of intangibles increased 5% to approximately $6.8 million for the first quarter of 2001 due primarily to payments for contingent earnouts achieved and acquisitions substantially comprised of purchased intangibles.

     The income tax benefit totaling $1.2 million for the first quarter of 2001 was attributable to the estimated tax benefit on the aforementioned $4.5 million of Internet impairment write-offs. Income taxes of $192,000 for the first quarter of 2000 reflects the affects of approximately $4.3 million in Internet-based expenses of EdificeRex, for which no tax benefit was currently available.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its unrestricted cash on hand, available credit under its credit facilities and cash provided by operations. The Company utilizes cash holdings and available credit for general corporate purposes, expansion of the service platform through acquisitions and office openings and to fund ongoing real estate investment activities.

     Unrestricted cash at March 31, 2001 totaled $43.5 million, representing a sharp decline from $124.5 million at December 31, 2000. A substantial portion of the available cash at December 31, 2000 was used to pay approximately $75 million in incentive compensation and $22 million for remaining purchase consideration for the U.K. businesses. The Company's total debt at March 31, 2001 and December 31, 2000 was comprised of the following:

                                                                               MARCH 31,         DECEMBER 31,
                                                                                 2001                2000
                                                                                 ----                ----
                                                                                       (In thousands)
              Credit facility borrowings                                        $121,037            $122,350
              Cash-secured acquisition indebtedness                               27,093               6,219
              Other debt of subsidiaries                                           7,253               7,213
                                                                          -----------------------------------------
                   Notes payable                                                 155,383             135,782

              Mortgage warehouse line of credit                                   19,402               9,502
              Real estate mortgage notes payable                                  15,739              48,369

                                                                          -----------------------------------------
                  TOTAL DEBT                                                    $190,524            $193,653
                                                                          =========================================


     The real estate mortgages, mortgage warehouse line and cash-secured acquisition indebtedness are all self-liquidating from the related assets and do not affect Insignia's liquidity and capital resources. Other debt of $128 million, together with approximately $12.5 million in letters of credit supporting real estate investments, represent the outstanding obligations under facilities aggregating approximately $195 million at March 31, 2001.

     In May 2001, Insignia completed a renewal and expansion of its revolving credit facility, resulting in a new three-year $230 million credit facility. With the expanded facility, the Company has more than $100 million in unused liquidity.

     Cash used in operating activities totaled approximately $57 million for the first quarter of 2001, compared to $43.7 million for the same period of 2000. Cash from operations is generally negative during the first quarter of each year due to the payment of annual incentive compensation pertaining to the preceding year and seasonal factors affecting transactional revenues (see also "Nature of Operations"). The increase in cash usage from operations during the first quarter of 2001 is principally due to higher incentive payments as compared to the same period of 2000. Cash flows from investing and financing activities for the first quarter of 2001 were characterized primarily by $40 million in proceeds from the sale of two real estate development properties and the corresponding payoff of $33 million of real estate debt financing their development. Other prominent investing and financing activities during 2001 were increases in mortgage loans and borrowings on the related warehouse line (of Realty One's mortgage lending unit) and a $22 million increase in restricted cash securing deferred loan notes issued to former shareholders of IRE in the satisfaction of remaining purchase consideration for the U.K. businesses.

     For 2001, Insignia has budgeted approximately $20 million in capital expenditures, all of which is to be funded from operations. The Company believes that its cash on hand, available credit and anticipated cash flows from operations are sufficient for its short term and long term operating and capital requirements.

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

     Changes in market interest rates on residential mortgage loans and changes in real property values in northern Ohio and New York City impact the revenues of the Company's residential brokerage and mortgage origination businesses. Increases in mortgage interest rates, which have typically resulted in a weak environment for single-family home sales in the northern Ohio marketplace, adversely affect the revenues and profits of Realty One's home brokerage and mortgage origination business. Recent market trends have seen the decline of interest rates, resulting in the stabilization Realty One's operations in the first quarter of 2001 compared to the same period of 2000.

NATURE OF OPERATIONS

     Revenues from tenant representation, agency leasing, investment sales and residential brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and changes in business and capital market conditions. Such seasonal and other factors materially impact the Company's quarterly results, particularly revenues, earnings and cash flows. The SAB 101 accounting change may affect seasonality.

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

FORWARD LOOKING STATEMENTS

     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements which make reference to the expectations or beliefs of the Company or any of its management are such forward-looking statements. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding the results of litigation, Insignia's future financial performance, cash flows, expansion plans, estimated capital expenditures and statements concerning the performance of the U.S. and international commercial and residential brokerage markets. Such information also includes statements regarding the Company's plans to substantially limit its e-commerce business expenses. Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate and financing risks.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk
---------------------------------------------------------------

     Insignia is exposed to a variety of market risks, including foreign currency exchange rate fluctuations and changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates from the Company's operations in foreign jurisdictions. In addition to the United States, the Company conducts business in the following foreign jurisdictions: the U.K., Germany, Italy, Belgium, Ireland, the Netherlands, Hong Kong, China, Thailand, India and Mexico. The British Pound (Sterling) represents the only foreign currency of a material business operation, as more than 90% of Insignia's foreign operations are derived in the U.K.

     The Company's financial results could be significantly affected by factors such as fluctuations in foreign currency exchange rates and weak economic conditions in these foreign markets. These foreign factors have not had a material adverse effect on the Company; however, they could potentially have a material adverse affect on the Company's future financial position and results of operations. A 10% change in the British pound could have an estimated annual impact of approximately $10 million on revenues and $1 million on net earnings.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

     See Note 11 - "Material Contingencies" in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     a)  Exhibits

         None

     i)  Reports on Form 8-K filed during the quarter ended March 31, 2001:

         None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         INSIGNIA FINANCIAL GROUP, INC.



                            By:    /s/Andrew L. Farkas
                                   ---------------------------------------
                                   Andrew L. Farkas
                                   Chairman and Chief Executive Officer




                            By:    /s/James A. Aston
                                   ----------------------------------------
                                   James A. Aston
                                   Chief Financial Officer