Form 10-Q
period 2001-06-30
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2001-08-14
CIK 1067462

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to ________

                              --------------------

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

                              --------------------

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

At August 1, 2001, the Registrant had 22,074,808 shares of Common Stock outstanding.

================================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                   -----------
                                      INDEX
                                   -----------


                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION


      Item 1. Financial Statements

           Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 2001 and 2000 .........     2

           Condensed Consolidated Balance Sheets                              4
              at June 30, 2001 and December 31, 2000.....................

           Condensed Consolidated Statements of Cash Flows                    5
              for the Six Months Ended June 30, 2001 and 2000............

           Notes to Condensed Consolidated Financial Statements..........     7

      Item 2. Management's Discussion and Analysis of                        19
              Financial Condition and Results of Operations............

      Item 3. Quantitative and Qualitative Disclosure of Market Risk.....    27


PART II-- OTHER INFORMATION

      Item 1. Legal Proceedings..........................................    28

      Item 6. Exhibits and Reports on Form 8-K...........................    28


SIGNATURES ..............................................................    29

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30                           JUNE 30
                                                                  -------                           -------
                                                            2001             2000             2001             2000
                                                            ----             ----             ----             ----
REVENUES
   Real estate services                                  $ 200,998        $ 228,201        $ 392,702        $ 397,573
   Property operations                                       1,065            1,156            2,469            1,944
                                                         ---------        ---------        ---------        ---------
                                                           202,063          229,357          395,171          399,517
                                                         ---------        ---------        ---------        ---------
COSTS AND EXPENSES
   Real estate services                                    182,763          201,010          358,454          358,159
   Property operations                                         697            1,008            1,885            1,653
   Internet-based businesses                                     -            7,289                -           13,276
   Indemnity settlement                                      1,500                -            1,500                -
   Administrative                                            2,982            4,995            6,382            7,806
   Depreciation                                              4,720            4,089            9,096            6,591
   Property depreciation                                       146              417              494              537
   Amortization of intangibles                               6,906            6,355           13,678           12,777
                                                         ---------        ---------        ---------        ---------
                                                           199,714          225,163          391,489          400,799
                                                         ---------        ---------        ---------        ---------

    Operating income (loss)                                  2,349            4,194            3,682           (1,282)

OTHER INCOME AND EXPENSES:
   Interest and other income                                 1,410            1,469            3,539            2,812
   Interest expense                                         (4,129)          (3,069)          (7,296)          (5,788)
   Foreign currency gains                                      282              680              339            1,281
   Provisions for loss on Internet investments              (2,639)               -           (7,141)               -
   Equity earnings in real estate ventures                     630              911            1,054            2,641
    Minority interest in Internet-based businesses               -              900                -              900
                                                         ---------        ---------        ---------        ---------
                                                            (4,446)             891           (9,505)           1,846
                                                         ---------        ---------        ---------        ---------

(Loss) income before income taxes and cumulative
    effect of a change in accounting principle              (2,097)           5,085           (5,823)             564

    Benefit (provision) for income taxes                       652           (5,896)           1,844           (6,088)
                                                         ---------        ---------        ---------        ---------

Loss before cumulative effect of a change in
    accounting principle                                    (1,445)            (811)          (3,979)          (5,524)

Cumulative effect of a change in accounting
    principle, net of applicable taxes                           -                -                -          (30,420)
                                                         ---------        ---------        ---------        ---------

Net loss                                                    (1,445)            (811)          (3,979)         (35,944)

Preferred stock dividends                                     (250)            (250)            (500)            (390)
                                                         ---------        ---------        ---------        ---------

Net loss available to common shareholders                $  (1,695)       $  (1,061)       $  (4,479)       $ (36,334)
                                                         =========        =========        =========        =========

                         INSIGNIA FINANCIAL GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                     JUNE 30                  JUNE 30
                                                                                     -------                  -------
                                                                                 2001      2000           2001       2000
                                                                                 ----      ----           ----       ----
PER SHARE AMOUNTS:
  Earnings per common share - basic
     Earnings before cumulative effect of a change in accounting principle     $(0.08)    $(0.05)        $(0.21)    $(0.28)
                                                                               ======     ======         ======     ======
     Cumulative effect of a change in accounting principle                       -          -               -       $(1.45)
                                                                               ======     ======         ======     ======
     Net income                                                                $(0.08)    $(0.05)        $(0.21)    $(1.73)
                                                                               ======     ======         ======     ======

  Earnings per common share - assuming dilution:
     Earnings before cumulative effect of a change in accounting principle     $(0.08)    $(0.05)        $(0.21)    $(0.28)
                                                                               ======     ======         ======     ======
     Cumulative effect of a change in accounting principle                       -          -               -       $(1.45)
                                                                               ======     ======         ======     ======
     Net income                                                                $(0.08)    $(0.05)        $(0.21)    $(1.73)
                                                                               ======     ======         ======     ======

  Weighted average common shares and assumed conversions:
     - Basic and assuming dilution                                             21,890     21,138         21,789     20,972
                                                                               ======     ======         ======     ======

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      JUNE 30,         DECEMBER 31,
                                                                                        2001               2000
                                                                                        ----               ----
                                                                                    (Unaudited)           (Note)
ASSETS
  Cash and cash equivalents                                                          $  41,452          $ 124,527
   Receivables                                                                         151,686            183,819
   Mortgage loans held for sale                                                         24,176             11,443
   Restricted cash                                                                      25,621              6,555
   Property and equipment, net                                                          71,950             74,502
   Real estate interests                                                                69,477            102,170
   Investments                                                                           6,401             10,458
   Property management contracts                                                        18,511             22,357
   Costs in excess of net assets of acquired businesses, net of amortization           319,163            324,631
  Other assets                                                                          57,882             49,880
                                                                                     ---------          ---------
Total assets                                                                         $ 786,319          $ 910,342
                                                                                     =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                                   $  13,892          $  28,282
  Commissions payable                                                                   49,937             71,688
  Accrued incentives                                                                    28,350             89,963
  Accrued and sundry liabilities                                                        83,191            114,653
  Loss in excess of investment                                                           3,122              3,222
  Mortgage warehouse line of credit                                                     22,692              9,502
  Notes payable                                                                        165,467            135,782
   Real estate mortgage notes payable                                                   15,796             48,369
                                                                                     ---------          ---------
                                                                                       382,447            501,461

Stockholders' Equity:
   Common Stock, par value $.01 per share - authorized 80,000,000 shares,
    21,992,300 (2001) and 21,573,928 (2000) issued and outstanding shares,
    net of 1,502,600 (2001 and 2000) shares held in treasury                               220                216
   Preferred Stock, par value $.01 per share - authorized 20,000,000 shares,
    250,000 (2001 and 2000) issued and outstanding shares                                    3                  3
   Additional paid-in capital                                                          416,902            413,831
   Notes receivable for Common Stock                                                    (1,974)            (2,051)
   Retained (deficit) earnings                                                          (1,883)             2,846
   Accumulated other comprehensive loss                                                 (9,396)            (5,964)
                                                                                     ---------          ---------
Total stockholders' equity                                                             403,872            408,881
                                                                                     ---------          ---------
Total liabilities and stockholders' equity                                           $ 786,319          $ 910,342
                                                                                     =========          =========


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

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           SIX MONTHS ENDED
                                                                                                JUNE 30
                                                                                                -------
                                                                                        2001               2000
                                                                                        ----               ----
OPERATING ACTIVITIES
Net loss                                                                             $ (3,979)          $(35,944)
Cumulative effect of a change in accounting principle                                       -             30,420
                                                                                     --------           --------

Loss before cumulative effect of a change in accounting principle                      (3,979)            (5,524)

Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     23,268             19,905
     Equity earnings in real estate ventures                                           (1,054)            (2,641)
     Minority interest in Internet-based businesses                                         -               (900)
     Foreign currency gains                                                              (339)            (1,281)
     Provisions for loss on Internet investments                                        7,141                  -
    Changes in operating assets and liabilities:
       Receivables                                                                     28,906            (43,087)
       Other assets                                                                    (5,783)               295
       Accounts payable and accrued expenses                                          (85,152)           (14,173)
       Commissions payable                                                            (21,751)            16,400
                                                                                     --------           --------
Net cash used in operating activities                                                 (58,743)           (31,006)
                                                                                     --------           --------

INVESTING ACTIVITIES
     Additions to property and equipment, net                                          (7,188)           (13,769)
     Purchase of property for Internet-based businesses                                     -            (13,017)
     Investment in Internet-based businesses                                           (3,085)           (11,194)
     Payments made for acquisition of businesses                                       (7,283)            (7,868)
     Increase in mortgage loans held for sale                                         (12,733)            (8,627)
     Investment in real estate                                                         (7,215)           (14,101)
     Proceeds from sale of real estate properties                                      40,240                  -
     Distributions from real estate investments                                         4,000             14,426
     Net (increase) decrease in restricted cash                                       (19,454)             5,258
                                                                                     --------           --------
Net cash used in investing activities                                                 (12,718)           (48,892)
                                                                                     --------           --------

                         INSIGNIA FINANCIAL GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)
                                   (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30
                                                                                -------
                                                                         2001             2000
                                                                         ----             ----
FINANCING ACTIVITIES
     Proceeds from issuance of Common Stock                                953             1,621
     Proceeds from issuance of Preferred Stock                               -            24,949
     Proceeds from exercise of stock options                             1,657             1,668
     Proceeds from Internet stock offerings                                  -            37,103
     Dividend payments on Preferred Stock                                 (750)                -
     Net advances on mortgage warehouse line of credit                  13,190             9,041
     Payments on notes payable                                        (134,411)           (4,156)
     Proceeds from notes payable                                       143,999            15,776
     Debt issuance costs                                                (2,130)                -
     Payments on real estate mortgage notes payable                    (33,143)                -
     Proceeds from real estate mortgage notes payable                      569            12,009
                                                                     ---------         ---------
Net cash (used in) provided by financing activities                    (10,066)           98,011
                                                                     ---------         ---------

  Effect of exchange rate changes in cash                               (1,548)             (281)
  Net (decrease) increase in cash and cash equivalents                 (83,075)           17,832
  Cash and cash equivalents at beginning of period                     124,527            61,600
                                                                     ---------         ---------
  Cash and cash equivalents at end of period                         $  41,452         $  79,432
                                                                     =========         =========


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

     Insignia's real estate service businesses specialize in commercial real estate services, apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. The Company's principal real estate service businesses are Insignia/ESG, Inc. (U.S. commercial real estate services
- headquartered in New York), Insignia Richard Ellis (U.K. commercial real estate services - headquartered in London), Douglas Elliman (residential sales and rentals), Realty One, Inc. (single-family home brokerage and mortgage origination) and Insignia Residential Group, Inc. (condominium and cooperative apartment management).

     Insignia also has established commercial real estate service operations throughout Europe, Asia and Latin America in the following locations: Frankfurt, Germany; Milan, Italy; Madrid, Spain; Brussels, Belgium; Dublin, Ireland; Belfast, Northern Ireland; Amsterdam, the Netherlands; Shanghai and Beijing, China; Bangkok, Thailand; Tokyo, Japan; Hong Kong; Mumbai, Delhi, Bangalore and Hyderabad, India; and Mexico City.

     The combined strength of the Company's operations headquartered in New York and London gives Insignia a commanding position in two of the world's most important global business centers. The evolving global business environment and the prominence of New York and London as world financial capitals enhances the transatlantic cross-selling opportunities between the Company's U.S. and U.K. commercial operations. Insignia also enjoys overall market preeminence for commercial and residential real estate services in New York through the leading market positions of Insignia/ESG, Douglas Elliman and Insignia Residential Group.

     In addition to real estate services, Insignia invests in real estate assets through co-investment initiatives with institutional clients, principal development activities and real estate oriented investment funds. The Company's real estate service operations and real estate investment activities are more fully described below.


Real Estate Services

Commercial Real Estate Services

     The Company's commercial real estate services are provided through Insignia/ESG in the United States, Insignia Richard Ellis ("IRE") in the United Kingdom and other Insignia subsidiaries in Europe, Asia and Latin America. The Company's commercial services operations generated aggregate service revenues of $284.4 million in the first half of 2001, representing 72% of the Company's total service revenues for the period.


United States Operations

     All commercial real estate services in the U.S. are rendered under the Insignia/ESG brand. Through Insignia/ESG, the Company is among the leading providers of commercial real estate services in the U.S., with a leadership position in the New York metropolitan marketplace and significant positions in other major markets including Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and Miami. The Company delivers its real estate services throughout the U.S. across geographic markets, property types and disciplines. In all, the Company operates in 50 offices across the U.S.

     In order to broaden the geographic coverage of commercial services into select U.S. markets where the Company does not have company-owned operations, Insignia/ESG launched a Strategic Services Provider Program ("SSP") in June 2001. Under the SSP program, the Company forges strategic alliances with leading regional real estate services companies which agree to adopt the Company's branding, marketing and client service protocols, and to refer business outside its normal market to Insignia/ESG. The SSP program is a low-cost way for the Company to maintain consistency of service, while meeting clients' needs in small markets where the Company has elected not to acquire an existing business or start-up operations. The SSP program has been launched with three regional service providers: Miller Corporate Real Estate Services of Baltimore; Oxford Realty Services of Pittsburgh; and Morton G. Thalhimer of Richmond (with additional offices in Norfolk and Virginia Beach).

     The Company provides a broad spectrum of commercial real estate services throughout the U.S. to corporations and other major space users, property owners and investors. These services include tenant representation, property leasing and management, property acquisition and disposition services, investment sales, mortgage financing, equity co-investment, development, redevelopment and consulting services. The Company serves tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties, representing over 224 million square feet of commercial real estate. U.S. commercial real estate services operations comprise the Company's largest business unit, accounting for approximately 58%, or $227.6 million, of total service revenues for the first half of 2001.


United Kingdom and European Operations

     The Company's European businesses consist of commercial real estate service operations in the United Kingdom, Ireland, Germany, Italy, Belgium, the Netherlands and Spain. The Company's expansion in Europe began in 1998 with the acquisition of Richard Ellis Group Limited ("REGL") and was significantly enhanced through the acquisition of St. Quintin Holdings Limited ("St. Quintin") in 1999 and its successful integration with REGL into a single U.K. operation with a leading market position in London. The Company's U.K. subsidiary is among the three largest commercial real estate service providers in the United Kingdom and the largest, based on market share for leasing activity, in central London. The Company provides extensive coverage of the entire United Kingdom market through full-service offices in London, Glasgow, Birmingham, Leeds, Manchester, Liverpool and Jersey. The Company also holds an equity interest in an Irish real estate services company with offices in Ireland and Northern Ireland through offices in Dublin and Belfast. The Company's U.K. operation provides broad-ranging real estate services, including agency leasing, tenant representation, property sales and financing, consulting, project management, appraisal, zoning and other general services. The major income components are agency leasing, tenant representation and property sales and financing.

     The U.K. operations are viewed as the springboard for the Company's continued global expansion of the commercial real estate services platform. The U.K. operation has assisted in the establishment of service operations in Frankfurt, Germany, Dublin, Ireland, Milan, Italy, Brussels, Belgium, Amsterdam, the Netherlands and Madrid, Spain since 1998. The other European operations outside the U.K. are beginning to produce increasingly meaningful contributions through the maturation of operations and expansion of service capabilities throughout their markets. The Company's European commercial services operations generated aggregate service revenues of $55.4 million in the first half of 2001, representing 14% of the Company's total service revenues for the period. Approximately 90% of European operations continue to be derived from the Company's U.K. business.


Other International Operations

     Asia

     The Company commenced operations in Asia during 2000 with the establishment of an office in Tokyo, Japan in July 2000 and the acquisition of Brooke International, a Hong Kong based commercial real estate services company (founded in 1988), in December 2000. Insignia augmented its Asian reach in April 2001 with the acquisition of Brooke International's operations in India. This business now operates as Insignia Brooke and employs more than 120 real estate professionals and support personnel in eight offices in Hong Kong, China, Thailand and India. Insignia Brooke, along with the established presence in Japan, provides the Company with a strategic platform from which to serve existing clients in Asia, particularly in corporate real estate and investment services, and should also create international cross-selling opportunities with the U.S., U.K. and other European businesses. The Company anticipates further expansion in Asia as additional attractive opportunities are identified.


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


Residential Real Estate Services

     The Company's residential real estate services are performed in the U.S. through the collective operations of Douglas Elliman, Realty One and Insignia Residential Group. Through these businesses the Company provides a diversified array of residential real estate services throughout northern Ohio and the New York metropolitan area including apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services and condominium and cooperative apartment management. The Company's residential services operations generated aggregate service revenues of $108.3 million in the first half of 2001, representing 28% of the Company's total service revenues for the period.


Residential Sales and Rentals

     Through Douglas Elliman, the Company operates a residential cooperative, condominium and rental apartment brokerage and leasing firm in New York City. Douglas Elliman commands the number one market position for both residential sales and rentals in New York City according to the annual ranking in the March 2001 issue of Crain's New York Business. In addition, Douglas Elliman operates in upscale suburban markets through offices in Greenwich and Darien, Connecticut, Bernardsville/Basking Ridge, New Jersey, and Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Douglas Elliman has more than 900 brokers, supported by 130 corporate employees in 15 offices in the New York City area. Douglas Elliman's apartment brokerage and leasing business, which has been affected by lower transaction volume in 2001, closed transactions valued at over $1.2 billion during the first half of 2001, representing a 16% decline from the same period in 2000.


Single Family Home Brokerage and Mortgage Origination

     Through Realty One, the Company operates a full-service single-family residential brokerage, mortgage origination and title insurance business headquartered in Cleveland and having offices throughout northern Ohio. Realty One's current business operation is the result of nearly 60 separate mergers and acquisitions and constitutes the largest residential real estate brokerage firm in Ohio and the fourteenth largest (based on unit volume) in the United States according to Real Trends "Big Brokers Report" published in May 2001. Realty One employs approximately 1,500 sales associates and 600 corporate and support staff located in 46 offices throughout northern Ohio and represents more than 100 residential builders. Realty One's operating performance improved during the first half of 2001 with total transaction volume of $1.4 billion, representing a 4% increase over the same period of 2000.


Cooperative and Condominium Management

     Through Insignia Residential Group, the Company is the largest manager of cooperatives, condominiums and rental apartments in the New York metropolitan area, according to a survey in the February 2001 issue of The Cooperator. Insignia Residential Group provides full service third-party fee management for more than 300 properties, comprising approximately 72,000 residential apartment units, and employ's over 300 people located in offices throughout the greater New York metropolitan area. Among the notable properties currently managed by Insignia Residential Group in New York City are the San Remo, Worldwide Plaza, Fresh Meadows, Horizon House, West Village Houses and Metropolitan Life Insurance Company's Peter Cooper Village/Stuyvesant Town Complex. Manhattan is the largest market for Insignia Residential Group, although it does maintain a presence in each of the other four boroughs of New York City as well as Long Island, Westchester County and Northern New Jersey. In addition to property management, Insignia Residential Group also offers mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions. Insignia Residential Group's residential management and mortgage brokerage business generated $13.3 million in service revenues during the first half of 2001.

Real Estate Principal Investment Activities

Co-investment and Development

     Insignia pursues opportunities to invest in operating real estate assets. The Company identifies investment opportunities for select clients and invests alongside of those clients in the purchase of qualifying properties. Co-investment partners include Walton Street Real Estate Fund III, Citibank, ING Barings, Blackacre Capital Management, The Witkoff Group, Lennar, Lone Star Opportunity Fund, Prudential, GE Investments and Whitehall Street Real Estate. As of June 30, 2001, Insignia held ownership in 37 co-investment partnerships controlling over 10.6 million square feet of commercial property and approximately 5,300 multi-family apartment and hotel units. The Company's ownership interests in these partnerships range from 1% to 30%. The Company's carrying value of these investments totaled approximately $30 million at June 30, 2001.

     The Company is also the sole owner of two real estate properties with an aggregate carrying value of approximately $18 million at June 30, 2001. These properties, which are consolidated in the Company's financial statements, include Brookhaven Village, a 155,000 square foot retail facility located in Norman, Oklahoma, and Dolphin Village, a 136,000 square foot retail facility located in St. Petersburg, Florida. The Company holds ownership interests ranging from 25% to 33% in an office property under development and two parcels of land held for development and solely owns one parcel of land also held for development. The Carrying value of development assets totaled approximately $12 million at June 30, 2001. Insignia is directing development activities on all properties.


Insignia Opportunity Trust

     Insignia Opportunity Trust ("IOT") is an Insignia-sponsored private real estate investment trust ("REIT") formed in 1999. IOT, through its subsidiary operating partnership, Insignia Opportunity Partners ("IOP"), invests primarily in secured real estate debt instruments and, to a lesser extent, in other real estate debt and equity instruments, with a focus on below investment grade commercial mortgage-backed securities. At formation, IOT received aggregate capital commitments of $71 million (of which $9 million was committed by Insignia and the remainder committed by third-party investors), which IOT in turn committed to invest in IOP in exchange for an 88.75% general partner interest in IOP. Insignia also committed to invest an additional $1 million directly in IOP in exchange for (i) a 1.25% managing general partner equity interest and (ii) a 10% non-subordinated promoted equity interest in IOP. Approximately $67 million of the total capital commitments to IOT and IOP have now been contributed (including approximately $9.3 million funded by Insignia) and the remaining $5 million of capital commitments are expected to be funded later in 2001. Insignia maintains ownership interests of approximately 12% in IOT and 11% in IOP. Insignia accounts for its investment in IOT under the equity method, based on the significant influence derived from the general partner interest in IOP, and recorded earnings of approximately $786,000 in the first half of 2001 related to this investment.


Insignia Opportunity Partners II

     Insignia is nearing the conclusion of the capital-raising phase for a second securitized real estate debt fund. Insignia Opportunity Partners II ("IOP II"), currently expected to close in August 2001 with an estimated $50 million to $75 million of equity raised from Insignia and third-party investors. IOP II will invest primarily in collateralized mortgage-backed securities, similar to the investment initiatives of IOT.


Internet Initiatives

     At June 30, 2001, Insignia held remaining investments totaling approximately $6.4 million in third-party Internet-related businesses, including $2.9 million in projects sponsored by Octane, the industry consortium comprised of Insignia, CB Richard Ellis, Jones Lang LaSalle and Trammel Crow. During the first half of 2001, the Company recorded pretax impairment write-offs totaling $7.1 million of investments in nine third-party Internet-based businesses. The Company has now written off the majority of its Internet-based investments made during 1999 and 2000. While the Company currently maintains investments in twelve Internet-based businesses which continue to operate, their future performance is highly dependent upon the ability to raise incremental capital to fund the on-going development of their business plans. If these businesses are unsuccessful in raising the necessary capital, Insignia could incur further losses from impairment write-offs. The Company continues to monitor carefully the performance of these remaining Internet investments.

     The Company is not currently making material investments in new third-party Internet-oriented companies and has no intention of making material investments in Internet technology initiatives other than those developed or invested in by Octane.

     During the first half of 2000, Insignia incurred pretax operating losses of $13.2 million (net of $900,000 of minority interest) from internal Internet initiatives, including consolidated losses of $9.3 million in EdificeRex.com, Inc. ("EdificeRex"). These consolidated EdificeRex losses exceeded the Company's investment by approximately $3.1 million. EdificeRex, launched in February 2000, represented Insignia's first internally developed Internet-based business and was de-consolidated, beginning with the third quarter of 2000, due to a restructuring which reduced the Company's voting interest to 47%. The restructuring did not affect Insignia's ownership in EdificeRex, as the Company continues to hold an economic interest of approximately 50%. The $3.1 million excess loss is carried as a deferred credit on the Company's balance sheet until Insignia disposes of its interest in EdificeRex. The Company has no obligation or intention to provide additional funding to EdificeRex. All other internal Internet-based operations were terminated at December 31, 2000.


2.   Acquisitions

     Insignia continues to pursue an acquisition strategy that focuses on expansion both domestically and internationally. Insignia has acquired the following real estate services businesses in 2001:


     Inova

     In March 2001, Insignia acquired Inova, a commercial real estate service company headquartered in Mexico City. Inova provides acquisition advisory services and due diligence, project coordination and supervision, real estate valuations, tenant representation, asset management and strategic advisory services. Inova offers Insignia an operating platform, with quality real estate professionals, for the expansion of services in Latin America. The base purchase price was approximately $550,000 and was paid in cash.


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


3.   Change in Accounting Principle

     At December 31, 2000, the Company changed its method of accounting for revenue recognition for leasing commissions in compliance with Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements, effective as of January 1, 2000. Prior to the accounting change, the Company generally recognized leasing commissions upon execution of the underlying lease, unless significant contingencies existed. Under the new accounting method, adopted retroactive to January 1, 2000, the Company's leasing commissions that are payable upon certain events such as tenant occupancy or payment of rent are recognized upon the occurrence of such events.

     Operating results for the three and six month periods of 2001 and 2000 are presented herein in compliance with the requirements of this accounting change. The restatement of financial results for the 2000 year lowered net earnings (before the cumulative effect of the accounting change) by $3.6 million and $4 million, respectively, for the three and six months ended June 30, 2000. The previously reported results for these 2000 periods included net income of $2.8 million ($.11 per share) for the second quarter of 2000 and a net loss of $1.5 million ($.09 per share) for the first half of 2000. The cumulative effect of the accounting change on prior years resulted in a further reduction to income of $30.4 million (net of applicable taxes of $23.3 million), which is included in net earnings for the six months ended June 30, 2000.

     The Company recognized revenue of $8.7 million and $13.1 million, respectively, for the three and six month periods ended June 30, 2001 that was included in the $30.4 million cumulative effect adjustment at January 1, 2000. The effect of that revenue was to increase earnings by approximately $2 million and $3 million (net of applicable taxes), respectively, during the second quarter and six months of 2001. While this accounting change affects the timing of recognition of leasing revenues (and corresponding commission expense), it does not impact the Company's cash flow from operations.


4.   Credit Agreement

     On May 8, 2001, Insignia closed a new, three-year $230 million revolving credit facility, representing a $45 million increase over the prior $185 million facility. The revolving credit facility was arranged by First Union Securities, Lehman Brothers and Bank of America and involves a syndicate of ten national and international financial institutions. The credit facility will be used for working capital and acquisition needs. The Company has current borrowings of $134 million on the facility and outstanding letters of credit of $12.6 million.


5.   Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


6.   Seasonality

     Seasonal factors affecting the Company are disclosed in Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Nature of Operations."


7.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company will implement SFAS No. 141 and SFAS No. 142 beginning in the first quarter of 2002. Initial impairment tests of goodwill and other intangible assets with indefinite lives required by the Statements will be completed, with any measured impairment recorded through earnings as a cumulative effect of a change in accounting principal, during the first quarter of 2002. The Company's current policy for measuring goodwill impairment is based on an undiscounted cash flow basis and that method does not indicate any impairment. Amortization of goodwill for the second quarter and first half of 2001 was $4.9 million and $9.5 million, respectively. Elimination of this amortization would have improved diluted earnings per share for these 2001 periods by $0.20 and $0.38, respectively. Under the provisions of SFAS No. 142, it is possible that amounts currently carried as goodwill or other identified intangibles could be re-characterized and reclassified upon implementation of the Statement in 2002. Insignia does not expect to conclude an analysis of such reclassifications before the end of 2001. Accordingly, the potential impact of SFAS No. 142 on net income is uncertain.

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

                                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30                       JUNE 30
                                                                       -------                       -------
                                                                    2001          2000         2001           2000
                                                                    ----          ----         ----           ----
NUMERATOR:
Numerator for basic earnings per share - income available to
  common stockholders (before cumulative effect)                 $ (1,695)     $ (1,061)     $ (4,479)     $ (5,914)
Effect of dilutive securities:
  Preferred stock dividends                                             -             -             -             -
                                                                 --------      --------      --------      --------

Numerator for diluted earnings per share - income available
  to common stockholders after assumed conversions
  (before cumulative effect)                                     $ (1,695)     $ (1,061)     $ (4,479)     $ (5,914)
                                                                 ========      ========      ========      ========

DENOMINATOR:
Denominator for basic earnings per share - weighted
   average common shares                                           21,890        21,138        21,789        20,972
Effect of dilutive securities:
   Stock options, warrants and unvested restricted stock                -             -             -             -
   Convertible preferred stock                                          -             -             -             -
                                                                 --------      --------      --------      --------

Denominator for diluted earnings per share - weighted
  average common shares and assumed conversions                    21,890        21,138        21,789        20,972
                                                                 ========      ========      ========      ========


9.   Comprehensive Income (Loss)

     Comprehensive loss for the six months ended June 30, 2001 totaled approximately $7.4 million and was comprised of a $4 million net loss and other comprehensive losses of $3.4 million. The following tables set forth the components of accumulated other comprehensive income (loss) for the periods indicated:

                                                         FOREIGN         UNREALIZED       ACCUMULATED OTHER
                                                        CURRENCY           GAINS            COMPREHENSIVE
  SIX MONTHS ENDED - JUNE 30, 2001                    TRANSLATION      ON SECURITIES        INCOME (LOSS)
                                                    ---------------  -----------------  ---------------------
                                                                         (In thousands)

  Balance - December 31, 2000                            $(6,007)          $    43             $(5,964)

  Comprehensive (loss) income                             (6,067)              104              (5,963)
  Income tax benefit (provision)                           2,574               (43)              2,531
                                                         -------           -------             -------
                                                          (3,493)               61              (3,432)

                                                         -------           -------             -------
  Ending Balance - June 30, 2001                         $(9,500)          $   104             $(9,396)
                                                         =======           =======             =======

                                                                               UNREALIZED       ACCUMULATED OTHER
                                                         FOREIGN CURRENCY    GAINS (LOSSES)       COMPREHENSIVE
 SIX MONTHS ENDED - JUNE 30,  2000                          TRANSLATION      ON SECURITIES        INCOME (LOSS)
                                                        ------------------  ----------------  ---------------------
                                                                             (In thousands)
 Balance - December 31, 1999                                  $(1,333)          $ 1,215             $  (118)

 Comprehensive loss                                            (6,663)           (1,383)             (8,046)
 Income tax benefit                                             2,706               599               3,305
                                                              -------           -------             -------
                                                               (3,957)             (784)             (4,741)

                                                              -------           -------             -------
 Ending Balance - June 30, 2000                               $(5,290)          $   431             $(4,859)
                                                              =======           =======             =======


10.  Industry Segment Data

     Insignia's operating activities encompass three reportable segments. These segments include (i) commercial real estate services and principal investment activities; (ii) residential real estate services; and (iii) Internet-based e-commerce initiatives. The Company's reportable segments are business units that offer similar products and services and are managed separately because of the distinction between such services. The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development, consulting and other services and is comprised of the operations of Insignia/ESG in the U.S., IRE in the U.K. and other businesses in Europe, Asia and Latin America. The commercial segment's principal real estate investment activities are comprised of investments in real estate assets (through co-investment ventures with institutional clients), principal development activities and real estate oriented funds. The residential segment provides services including apartment brokerage and leasing, single-family home brokerage services, property management services, mortgage origination and other services and is comprised of the operations of Douglas Elliman, Realty One and Insignia Residential Group. The Company's Internet-based initiatives segment in 2000 comprised equity investments in third-party Internet-oriented businesses and the internally developed Internet-related businesses of EdificeRex and PowerChooser. The Company terminated all internally developed Internet initiatives and substantially ceased equity financing activities with third-party Internet-based businesses in 2000. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.

The following tables summarize certain financial information by industry segment:

                                                                                    INTERNET
SIX MONTHS ENDED - JUNE 30, 2001                   COMMERCIAL     RESIDENTIAL      INITIATIVES        OTHER           TOTAL
                                                   ----------     -----------      -----------        -----           -----
                                                                                 (In thousands)
REVENUES:
   Real estate services                             $ 284,437       $ 108,265       $       -       $       -       $ 392,702
   Property operations                                  2,469               -               -               -           2,469
                                                    ---------       ---------       ---------       ---------       ---------
                                                      286,906         108,265               -               -         395,171
                                                    ---------       ---------       ---------       ---------       ---------

COSTS AND EXPENSES:
   Real estate services                               254,627         103,827               -               -         358,454
   Property operations                                  1,885               -               -               -           1,885
   Administrative                                           -               -               -           6,382           6,382
   Indemnity settlement                                     -           1,500               -           1,500
   Depreciation                                         5,916           3,144               -              36           9,096
   Property depreciation                                  494               -               -               -             494
   Amortization of intangibles                         10,642           3,036               -               -          13,678
                                                    ---------       ---------       ---------       ---------       ---------
                                                      273,564         111,507               -           6,418         391,489
                                                    ---------       ---------       ---------       ---------       ---------

   Operating income (loss)                             13,342          (3,242)              -          (6,418)          3,682

OTHER INCOME AND EXPENSE:
   Provisions for loss on Internet investments              -               -          (7,141)              -          (7,141)
   Interest and other income                            1,100             709               -           1,730           3,539
   Interest expense                                      (311)           (694)              -          (6,291)         (7,296)
   Foreign currency gains                                   -               -               -             339             339
   Equity earnings in real estate ventures              1,054               -               -               -           1,054
                                                    ---------       ---------       ---------       ---------       ---------

Income (loss) before income taxes                      15,185          (3,227)         (7,141)        (10,640)         (5,823)

   (Provision) benefit for income taxes                (6,833)          1,290           2,503           4,884           1,844
                                                    ---------       ---------       ---------       ---------       ---------

Net income (loss)                                   $   8,352       $  (1,937)      $  (4,638)      $  (5,756)      $  (3,979)
                                                    =========       =========       =========       =========       =========

Total assets                                        $ 564,936       $ 174,151       $   6,401       $  40,831       $ 786,319
Real estate interests                                  69,477               -               -               -          69,477

                                                                                 INTERNET
 SIX MONTHS ENDED - JUNE 30, 2000                COMMERCIAL      RESIDENTIAL    INITIATIVES       OTHER           TOTAL
                                                 ----------      -----------    -----------       -----           -----
                                                                              (In thousands)
 REVENUES
    Real estate services                          $ 282,978       $ 114,595       $      -       $      -       $ 397,573
    Property operations                               1,944               -              -              -           1,944
                                                  ---------       ---------       --------       --------       ---------
                                                    284,922         114,595              -              -         399,517
                                                  ---------       ---------       --------       --------       ---------

COSTS AND EXPENSES
    Real estate services                            251,744         106,415              -              -         358,159
    Property operations                               1,653               -              -              -           1,653
    Internet-based businesses                             -               -         13,276              -          13,276
    Administrative                                        -               -              -          7,806           7,806
    Depreciation                                      3,765           1,960            837             29           6,591
    Property depreciation                               537               -              -              -             537
    Amortization of intangibles                       9,768           3,009              -              -          12,777
                                                  ---------       ---------       --------       --------       ---------
                                                    267,467         111,384         14,113          7,835         400,799
                                                  ---------       ---------       --------       --------       ---------

    Operating income (loss)                          17,455           3,211        (14,113)        (7,835)         (1,282)

 OTHER INCOME AND EXPENSE:
    Interest and other income                         1,024             471              -          1,317           2,812
    Interest expense                                   (422)           (574)             -         (4,792)         (5,788)
    Foreign currency gains                                -               -              -          1,281           1,281
    Equity earnings in real estate ventures           2,641               -              -              -           2,641
    Minority interest in Internet                         -               -            900              -             900
                                                  ---------       ---------       --------       --------       ---------

 Income (loss) before income taxes and
    cumulative effect of a change in
    accounting principle                             20,698           3,108        (13,213)       (10,029)            564

    (Provision) benefit for income taxes            (10,198)         (1,120)         1,547          3,683          (6,088)
                                                  ---------       ---------       --------       --------       ---------

 Income (loss) before cumulative effect of a
    change in accounting principle                   10,500           1,988        (11,666)        (6,346)         (5,524)

 Cumulative effect of a change in accounting
    principle, net of applicable taxes              (30,391)            (29)             -              -         (30,420)
                                                  ---------       ---------       --------       --------       ---------

 Net income (loss)                                $ (19,891)      $   1,959       $(11,666)      $ (6,346)      $ (35,944)
                                                  =========       =========       ========       ========       =========

 Total assets                                     $ 643,073       $ 162,230       $ 63,909       $ 43,152       $ 912,364
 Real estate interests                               81,080               -              -              -          81,080

    Certain geographic information is as follows:

                                         SIX MONTHS ENDED
                              JUNE 30, 2001             JUNE 30, 2000
                              -------------             -------------
                                       LONG-LIVED                LONG-LIVED
                           REVENUES      ASSETS      REVENUES      ASSETS
                           --------    ----------    --------    ----------
                                             (In thousands)

United States              $338,309    $295,967      $344,337   $313,793
United Kingdom               49,986     105,936        53,390     95,233
Other countries               6,876       7,721         1,790      3,375
                           --------    --------      --------   --------
                           $395,171    $409,624      $399,517   $412,401
                           ========    ========      ========   ========


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

     Insignia acquired Realty One in October 1997. In connection with the acquisition, the sellers of Realty One agreed to indemnify the Company for any loss arising from the Re/Max International litigation up to the amount of the acquisition price of approximately $40 million. The Re/Max International case was tried before a jury in 2000, resulting in a mistrial. The parties subsequently settled Re/Max International's claims in July 2000, whereby Realty One agreed to cease to impose reduced commission splits on the Re/Max plaintiffs, subject to reinstatement in accordance with the terms of the settlement. In September 2000, the court entered a judgment against Realty One in the amount of approximately $6.7 million, as agreed to by the parties; however, also included in its judgment were several terms governing Realty One's conduct to which the parties had not agreed. In 2000, the sellers of Realty One funded the initial cash portion of the settlement, totaling approximately $3.6 million, on behalf of Realty One pursuant to their indemnification obligations to Insignia.

     In the course of defending the Re/Max suit, Insignia incurred certain legal fees for which the sellers of Realty One had agreed to reimburse to Insignia under the terms of the indemnification. In July 2001, Insignia reached a settlement in principle with the sellers of Realty One regarding the Company's indemnity claim. The terms of the settlement will require the sellers to pay $2 million to Insignia as reimbursement for certain professional fees incurred in connection with the Re/Max suit. Insignia expects to collect this payment during the third quarter of 2001. As a condition to the settlement agreement, the sellers of Realty One agreed to fund the remaining $3 million cash portion of the Re/Max settlement on behalf of Realty One pursuant to the indemnification to Insignia. The remaining payment is to be made by the sellers of Realty One in semi-annual installments over five years.


     Litigation Claims

     Insignia and certain subsidiaries are defendants in other lawsuits arising in the ordinary course of business. Management does not expect that the results of any such lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.


     Indemnification

     In 1998, the Company's former parent entered into a Merger Agreement with Apartment Investment and Management Company ("AIMCO"), and one of AIMCO's subsidiaries, pursuant to which the former parent was merged into AIMCO. Shortly before the merger, the former parent distributed the stock of Insignia to its shareholders in a Spin-Off transaction. As a requirement of the Merger Agreement, Insignia entered into an Indemnification Agreement with AIMCO. In the Indemnification Agreement, Insignia agreed generally to indemnify AIMCO against all losses exceeding $9.1 million that result from: (i) breaches by the Company or former parent of representations, warranties or covenants in the Merger Agreement; (ii) actions taken by or on behalf of former parent prior to the merger, and (iii) the spin-off. The Company also agreed generally to indemnify AIMCO against all losses, without regard to any dollar value limitation, that result from: (i) amounts AIMCO paid to employees of former parent that were not retained as employees of AIMCO; (ii) pre-merger obligations for goods, services, taxes or indebtedness except for those that AIMCO agreed to assume; and (iii) the businesses of former parent that Insignia now owns and operates as a result of the Spin-Off.

     Since the merger transaction in October 1998, there have been no related claims except for an examination of the federal income tax returns of the former parent being conducted by the Internal Revenue Service for the years ended December 31, 1996 and 1997 and the period ended October 1, 1998. AIMCO has notified the Company that it is seeking indemnity from Insignia for any liability as a result of this examination. Insignia agreed to indemnify AIMCO for taxes, penalties, interest and professional fees for which it is liable as a result of this audit and has reimbursed over $500,000 to AIMCO for professional fees incurred in connection with the audit. No determinations have been made or can be made at this time as to any potential tax liability that may arise as a result of this examination.


12.  Equity

     During the six month period ended June 30, 2001, the Company had the following changes in stockholders' equity:

     a)   Net Loss of $3,979,000 for the six months ended June 30, 2001.

     b)   Payment of $750,000 in Preferred Stock dividends.

     c) Exercise of stock options to purchase 289,546 shares of Common Stock at exercise prices ranging from $3.74 to $11.59 per share.

     d) Sale of 103,476 shares of Common Stock under the Company's Employee Stock Purchase Program at an average price of approximately $9.21.

     e) Issuance of 25,350 shares of Common Stock for vested restricted stock awards.

     f)   Accrued compensation of $465,000 relating to restricted stock awards.

     g)   Payments of $77,000 on notes receivable for Common Stock.

     h) Other comprehensive losses of $3,432,000 for the six months ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

     The Company's total assets declined $126 million from $910.3 million at December 31, 2000 to $786.3 million at June 30, 2001 and was substantially due to the following factors: (i) an $83 million decline in cash arising principally from $75 million of incentive payments for the 2000 year and the securing of approximately $22 million in cash for final purchase consideration of the U.K. businesses; (ii) a $32 million decline in receivables; and (iii) a $33 million decline in real estate interests resulting from the sale of real estate properties developed by the Company.

     Liabilities were lowered approximately $121 million from $501.5 million at December 31, 2000 to $382.4 million at June 30, 2001. This decrease reflects the aforementioned payment of accrued incentives for the 2000 year and the retirement of $33 million in real estate mortgage notes payable from proceeds received upon the sale of development properties. In addition, commissions payable declined $21.8 million, consistent with the decline in receivables. Stockholders' equity was lowered by $5 million to $403.9 million at June 30, 2001, reflecting the $4 million net loss for the 2001 period, foreign currency translation losses and other comprehensive losses of $3.4 million and stock issuance's of more than $3 million.


RESULTS OF OPERATIONS

     An exceptionally strong first quarter and a second quarter that suffered from the effects of a softening U.S. economy have characterized the Company's operating performance for 2001. As a result, the Company's results for the first half of 2001 fell short of the robust results achieved in the first half of 2000, yet were consistent with the expectations of management outlined at the beginning of the 2001 year. It is important to point out that comparative results for 2000 have been restated in compliance with the SAB101 accounting change, which lowered service revenues and EBITDA by $21.6 million and $6.9 million, respectively, from results previously reported for this first half of 2000.

     For the second quarter of 2001, the Company's service revenues declined 12% to $201 million, compared with $228.2 million for the second quarter of 2000. For the first six months of 2001, service revenues declined modestly to $392.7 million from $397.6 million for the same period in 2000. Net EBITDA for the second quarter of 2001 totaled $13 million, compared with $22.4 million for the second quarter of 2000. For the first six months of 2001, Net EBITDA declined 18% to $26.0 million, compared with $31.8 million for the same period in 2000. Lower transaction levels for U.S. commercial leasing and New York residential sales and rentals adversely affected performance for 2001. These declines were partially mitigated by continued strong performance of the Company's European group, which reported EBITDA growth of 140% over the second quarter of 2000.

     Net EBITDA and pretax earnings for the second quarter and first half of 2001 were lowered by a $1.5 million one-time expense for unrecovered costs stemming from an indemnity claim against the sellers from whom Insignia acquired Realty One. In July 2001, Insignia reached a formal settlement in principle with the sellers of Realty One, who had agreed to indemnify the Company from a lawsuit pre-dating Insignia's acquisition of Realty One in 1997.

     Earnings for the quarter and first half of 2001 included pretax impairment write-offs of $2.6 million and $7.1 million, respectively, of investments in third-party Internet-based businesses. Results for 2000 included pretax operating losses from internal Internet initiatives totaling $7.1 million in the second quarter and $13.2 million for the first half. On an after-tax basis, the internal Internet losses for the first half of 2000 totaled $11.7 million, reflecting the non-deductible nature of all operating losses attributable to EdificeRex. The after-tax impact of Internet-related write-offs amounted to $4.6 million for the first six months of 2001.

     As a result of the foregoing, the Company posted a net loss of $1.45 million, or $0.08 per share, for the second quarter of 2001, compared with a net loss of $811,000, $0.05 per share, for the second quarter of 2000. The Company's net loss for the first six months of 2001 narrowed to $4.0 million, or $0.21 per share, from a loss of $5.5 million, or $0.28 per share (before the cumulative effect of the SAB 101 accounting change), for the first six months of 2000.

     The $30.4 million cumulative effect of the SAB 101 accounting change at January 1, 2000 increased the net loss for the first half of 2000 to $35.9 million, or $1.73 per share. It is important to note that the adverse effect of SAB 101 adoption on the first quarter of 2000 constituted a change in the timing of recognition of leasing revenues and had no impact on cash flow from operations.

    The Company's outlook for the remainder of 2001 depends on the extent to which the current uncertainty in real estate markets continues. Unless the current slowdown in the U.S. and European economies worsens, the Company remains confident that 2001 will be among the more successful years in its history, though short of the exceptional results of 2000.

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

     The following table sets forth financial data derived from the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, respectively.

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30                         JUNE 30
                                                             -------                         -------
                                                       2001           2000            2001            2000
                                                       ----           ----            ----            ----
                                                                           (In thousands)
REAL ESTATE REVENUES
     United States commercial                      $ 107,036       $ 133,257       $ 227,575       $ 227,798
     International commercial                         31,734          27,093          56,862          55,180
     Residential                                      62,228          67,851         108,265         114,595
                                                   ---------       ---------       ---------       ---------
         Total real estate revenues                  200,998         228,201         392,702         397,573
                                                   ---------       ---------       ---------       ---------

COSTS AND EXPENSES
     Real estate services                            182,763         201,010         358,454         358,159
     Indemnity settlement                              1,500               -           1,500               -
     Administrative                                    2,982           4,995           6,382           7,806
                                                   ---------       ---------       ---------       ---------

EBITDA - REAL ESTATE SERVICES(1)                      13,753          22,196          26,366          31,608

     Real estate FFO(2)                                1,703           1,145           3,023           1,913
     Interest and other income                         1,410           1,469           3,539           2,812
     Foreign currency gains                              282             680             339           1,281
     Interest expense                                 (4,129)         (3,069)         (7,296)         (5,788)
                                                   ---------       ---------       ---------       ---------

NET EBITDA(1)                                         13,019          22,421          25,971          31,826

     Applicable income tax provision                     (85)         (6,402)           (473)         (6,510)
                                                   ---------       ---------       ---------       ---------

AFTER TAX NET EBITDA                                  12,934          16,019          25,498          25,316

     Gains on sale of real estate                        464             890             464           2,812
     Tax on real estate                                 (186)           (356)           (186)         (1,125)
     Depreciation - FF&E                              (4,720)         (3,384)         (9,096)         (5,754)
     Amortization of intangibles                      (6,906)         (6,355)        (13,678)        (12,777)
     Depreciation - real estate                       (1,315)         (1,393)         (2,343)         (2,330)
                                                   ---------       ---------       ---------       ---------

INCOME FROM REAL ESTATE OPERATIONS                       271           5,421             659           6,142

   Internet-based businesses                               -          (6,389)              -         (12,376)
   Provision for loss of Internet Investments         (2,639)              -          (7,141)              -
   Internet depreciation                                   -            (705)              -            (837)
   Benefit for income taxes                              923             862           2,503           1,547
                                                   ---------       ---------       ---------       ---------
                                                      (1,716)         (6,232)         (4,638)        (11,666)
                                                   ---------       ---------       ---------       ---------

NET LOSS(3)                                        $  (1,445)      $    (811)      $  (3,979)      $  (5,524)
                                                   =========       =========       =========       =========


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

(2) Funds From Operations ("FFO") is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. This measure is not defined by GAAP and Insignia's usage of this term may differ from other companies' usage of the same or similar terms. Management uses this supplemental measure in the evaluation of principal real estate investment activities and believes that it provides a measure of generated cash flows for the Company's real estate property operations.

(3) Represents loss before cumulative effect of the accounting change on prior years.


Real Estate Services

Commercial Real Estate Operations

     Insignia's commercial real estate service operations - including Insignia/ESG in the United States, IRE in the United Kingdom and other businesses in Germany, Italy, Belgium, the Netherlands, Asia and Latin America - produced results for the second quarter and first half of 2001 which lagged behind the robust levels in 2000. For the second quarter of 2001, these commercial businesses collectively produced service revenues of $138.8 million and EBITDA of $13 million, versus $160.4 million of revenues and $19.5 million of EBITDA in 2000. However, results for the first half of 2001 approximate those achieved in last year's first half. For the first six months of 2001, revenues totaled $284.4 million, up from $283.0 million a year earlier, and EBITDA reached $29.8 million, compared with $31.2 million for the first half of 2000. The commercial performance in the first half of 2001 was in line with management's previously stated expectations that 2001 would not repeat the exceptional operating levels experienced in 2000. In fact, the 2001 performance is strong in light of the current state of the U.S. economy.

     In the U.S., commercial performance at Insignia/ESG reflected the effects of the slowdown of U.S. economic activity in the second quarter. For the 2001 second quarter, Insignia/ESG produced U.S. service revenues of $107 million and EBITDA of $8 million, representing declines of 20% for revenues and 53% for EBITDA compared to the second quarter of 2000. This quarterly performance follows a first quarter of 2001 which produced strong U.S. gains of 27% for revenues and 98% for EBITDA compared to the same period of 2000. The first quarter of 2001 was bolstered by continued strong showings by the Company's bellwether New York region and real estate principal development activities. For the first half of 2001, U.S. operations generated service revenues of $227.6 million, virtually break-even with 2000, and EBITDA of $24.2 million, down a modest 4% from $25.2 million in 2000.

     In contrast with U.S. results, European operations generated service revenues and EBITDA of $30.7 million and $5.8 million, respectively, for the second quarter of 2001, compared with revenues of $27.1 million and EBITDA of $2.4 million for the same period of 2000. For the first half of 2001, European services produced $55.4 million of service revenues, equal to the 2000 performance, while EBITDA improved to $7.2 million from $6.0 million in 2000. The Company's operations in the United Kingdom, Germany and the Netherlands each exceeded year-earlier performance by wide margins and IRE's U.K. operation continued to generate the substantial majority of Europe's production. Although market activity has fallen below last year's exceptionally high level, the fee-based businesses out-performed expectations in both the United Kingdom and mainland Europe.

     The Company's developing commercial operations in Asia and Latin America, launched in late 2000 and early 2001, respectively, lowered Net EBITDA and pretax earnings for 2001 through aggregate operating losses of approximately $800,000 and $1.6 million for the second quarter and first half of 2001, respectively. These losses remain in line with management's expectations for the initial start-up periods of operation.


Residential Real Estate Operations

     The Company's residential real estate services operations - comprised of Douglas Elliman, Realty One and Insignia Residential Group - generated group service revenues of $62.2 million and $108.3 million for the second quarter and first half of 2001, respectively, representing an 8% decline for the quarter and a 6% decline for the first half compared to 2000. Residential EBITDA declined 33% to $5.2 million for the second quarter of 2001 and 46% to $4.4 million for the first half of 2001 (excluding the $1.5 million one-time charge related to the Realty One indemnity settlement). In comparison, residential EBITDA was $7.7 million for the second quarter of 2000 and $8.2 million for the first half. Residential performance in 2001 has been characterized by a modest recovery in Realty One's single-family brokerage and mortgage origination business and sharp declines in transactional activity levels in residential sales at Douglas Elliman.

     Douglas Elliman generated service revenues and EBITDA of $24.7 million and $1.6 million, respectively, for the second quarter of 2001, down from service revenue and EBITDA of $32 million and $5.2 million, respectively, in 2000. Sales transaction volume fell by 24% to $633.1 million for the second quarter of 2001 from $834 million for 2000. For the first half of 2001, Douglas Elliman produced service revenues of $47.6 million and EBITDA of $2.9 million. For the first half of 2000, Douglas Elliman reported exceptionally strong results with $55.3 million in service revenues and $7.8 million of EBITDA. Activity levels for the first half of 2001 reflected a 16% decline in gross transaction volume to $1.2 billion, compared to the first half of 2000. That said, average sales prices have remained relatively constant compared to 2000 at over $800,000 per unit. Douglas Elliman's declines in 2001 are consistent with the experience throughout Manhattan's residential market, which saw the number of transactions drop by 19% from 2000's robust level.

     Realty One's operating performance rebounded during the first half of 2001 over the same period in 2000. The catalyst for the rebound has been declining interest rates, which boosted home sales and the mortgage origination activity. Conversely, during the first half of 2000 Realty One suffered from the erosion of demand for single-family housing and mortgage services caused by rising mortgage rates. Realty One reported year-over-year increases of 6% to $30.7 million for service revenues and 40% to $3.3 million for EBITDA in the second quarter of 2001. The quarterly improvement included an increase of 5% in sales transaction volume to $896.3 million and a 4% increase in average sales price to $162,000. Total mortgage origination volume grew 23% to $126.4 million for the second quarter of 2001. For the first half of 2001, Realty One produced service revenue of $47.3 million and EBITDA of $860,000, reflecting strong gains over $45.7 million of revenues and $63,000 of EBITDA in the first half of 2000. For the first half of 2001, transaction volume rose 4% to $1.4 billion and the average sales price increased 5% to $159,500 over the same period of 2000. Realty One's 2001 performance is consistent with the continued strength in the single-family home sector nationally.

     Insignia Residential Group continued to improve its portion of residential production with EBITDA of $279,000 for the second quarter of 2001 and $637,000 for the first half of 2001, representing an improvement of 105% for each period compared to 2000. It is noteworthy to add that Insignia Residential Group's operations were recently augmented by its selection by Metropolitan Life Insurance Company as property manager and leasing agent for Peter Cooper Village and Stuyvesant Town, a 12,000 unit apartment portfolio in Manhattan. This assignment increases Insignia Residential Group's management portfolio in the New York area by approximately 15% to more than 70,000 units.


Real Estate Principal Investment Activities

     The Company's real estate principal investment operations produced equity earnings of $630,000 and $1.1 million for the second quarter and first half of 2001, respectively. This 2001 performance represented declines of 31% and 60%, respectively, compared with the second quarter and six months of 2000. These declines in net earnings are entirely the result of decline in pre-tax gains from property sales during the second quarter and six months of 2001, as compared to 2000. For the first six months of 2001, pretax gains from property sales totaled $464,000 from the sale of a single 125,000 square foot office building in southern California. For the same six months of 2000, pretax gains totaled $2.8 million from the sale of four properties in the co-investment portfolio. The sales of investment assets are irregular and the timing of such sales is not easily predicted. That said, for the 2001 year as a whole Insignia expects gains from property sales to exceed 2000 levels.

     Principal real estate operations in 2001 produced marked improvement in FFO performance for the second quarter and six months compared to 2000. FFO grew 49% to $1.7 million for the second quarter of 2001 and 58% to $3 million for the first half of 2001, demonstrating the continued strong performance of the Company's co-investment property portfolio despite the onset of an economic slowdown in the United States. FFO is defined as income or loss from real estate operations before depreciation, gains or losses on property sales and provisions for impairment. This measure is not defined by GAAP and the Company's usage of this term may differ from other companies' usage of the same or similar terms. The Company believes this supplemental disclosure provides a measure of cash generated by property operations.


Internet Operations

     In 2001, the Company recorded impairment write-offs of $2.6 million for the second quarter and $7.1 million for the first half. During the comparable periods of 2000, the Company reported pre-tax operating losses of $7.1 million and $13.2 million for the second quarter and first half, respectively, incurred in connection with the development of internal Internet-based businesses. The 2000 losses include the operations of EdificeRex, the Company's internally developed Internet-based business launched in February 2000, and other internal Internet exchanges and consisted substantially of advertising and marketing campaigns, web content, consulting and personnel costs. All of the Company's internal Internet-based operations were terminated in 2000; therefore, results for 2001 do not include any internet-related operating losses.

     The impairment write-downs in 2001 were determined based on information from new financing activity of the third-party Internet-based businesses or dissolution's resulting from a lack of necessary funding required to continue operations. The Company continues to monitor carefully the performance of its remaining Internet-oriented investments for evidence of impairment. If these businesses are unable to attain profitability or are unsuccessful in raising the necessary capital to continue the development of their business plans, the Company is likely to incur further impairment write-offs.


Other Items Affecting Net Income

     Administrative expenses declined 40% to $3 million for the second quarter of 2001 and 18% to $6.4 million for the first six months of 2001, as compared to the same periods of 2000. The year-over-year decreases were substantially attributable to lower executive incentive compensation compared to 2000. In the first half of 2000, all executive incentive targets were exceeded as a result of exceptionally robust operating performance of the core service businesses; conversely, none of the incentive targets were achieved during the second quarter of 2001.

     Interest and other income declined 4% to $1.4 million and increased 26% to $3.5 million, respectively, for the second quarter and first half of 2001, as compared to 2000. The first half increase was fueled by significantly higher cash holdings during the first quarter of 2001, compared to 2000, prior to the March 2001 payment of approximately $75 million in employee bonuses earned for the 2000 year.

     Interest expense increased 35% to $4.1 million for the second quarter of 2001 and 26% to $7.3 million for the first half of 2001, compared with the same periods of 2000. These increases were attributed to interest on credit facility borrowings of $15 million to finance e-commerce initiatives and cash secured loan notes issued in March 2001 in satisfaction of remaining U.K. purchase consideration.

     Depreciation expense (excluding consolidated property depreciation) rose 15% to $4.7 million for the second quarter of 2001 and 38% to $9.1 million for the first half of 2001, compared to 2000. These increases reflect the successful implementation of new information technology platforms at Insignia/ESG and Realty One and leasehold improvements in connection with the upgrade and relocation of offices in key U.S. markets over the past two years. The Company expended over $60 million on capital improvements for these initiatives and other normal replacement needs over the course of 1999 and 2000.

    Amortization of intangibles increased 9% to $6.9 million and 7% to $13.7 million for the second quarter and first half of 2001, respectively, compared to the same periods of 2000. These increases are the result of payments for contingent earnouts achieved and acquisitions substantially comprised of purchased intangibles.

     Earnings for the second quarter and six months of 2001 reflected income tax benefits of $652,000 and $1.8 million, respectively, as a result of the pretax losses for the periods. Income taxes of $5.9 million and $6.1 million for the second quarter and six months of 2000, respectively, were attributed to the adverse affects of $9.3 million in operating losses of EdificeRex, for which no tax benefit was currently available.


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

     Unrestricted cash at June 30, 2001 totaled $41.5 million, representing a sharp decline from $124.5 million at December 31, 2000. A substantial portion of the available unrestricted cash at December 31, 2000 was used to pay approximately $75 million in incentive compensation pertaining to the 2000 year and $22 million for remaining purchase consideration for the U.K. businesses. The Company's total debt at June 30, 2001 and December 31, 2000 was comprised of the following:

                                                    JUNE 30,       DECEMBER 31,
                                                      2001             2000
                                                      ----             ----
                                                         (In thousands)

       Credit facility borrowings                   $134,000        $122,350
       Cash-secured acquisition indebtedness          24,402           6,219
       Other debt of subsidiaries                      7,065           7,213
                                                    --------        --------
            Notes payable                            165,467         135,782

       Mortgage warehouse line of credit              22,692           9,502
       Real estate mortgage notes payable             15,796          48,369
                                                    --------        --------
            TOTAL DEBT                              $203,955        $193,653
                                                    ========        ========


     The real estate mortgages, mortgage warehouse line and cash-secured acquisition indebtedness are all self-liquidating from the related assets. Other debt of $141 million at June 30, 2001 (together with approximately $12.6 million in letters of credit supporting real estate investments) represents the outstanding obligations under facilities aggregating approximately $245 million. In May 2001, Insignia completed a renewal and expansion of its revolving credit facility, resulting in a new three-year $230 million credit facility. With the expanded facility, the Company had nearly $100 million in unused borrowing capacity at June 30, 2001.

     Cash used in operating activities increased to approximately $58.7 million for the first six months of 2001, up from $31 million for the same period of 2000. Cash from operations is generally negative during the first half of each year due to the payment of annual incentive compensation pertaining to the preceding year and seasonal factors affecting transactional revenues (see also "Nature of Operations"). The increase in cash usage from operations during 2001 is principally the result of materially higher incentive payments as compared to the same period of 2000. Cash flows from investing and financing activities for the first half of 2001 were characterized primarily by $40 million in proceeds from the sale of two real estate development properties and the corresponding payoff of $33 million of real estate debt financing their development. Other prominent investing and financing activities during the first half of 2001 included increases in mortgage loans and borrowings on the related warehouse line (of Realty One's mortgage lending unit) and a $19 million increase in restricted cash due principally to the securing of loan notes issued to former shareholders of IRE in satisfaction of remaining U.K. purchase consideration.

     Insignia had $7.2 million of capital expenditures during the first half of 2001 and projects approximately $15 million in capital expenditures for the 2001 year. All capital expenditures are to be funded from operations. The Company believes that its cash on hand, available credit and anticipated cash flows from operations are sufficient for its short term and long term operating and capital requirements.


RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company will implement SFAS No. 141 and SFAS No. 142 beginning in the first quarter of 2002. Initial impairment tests of goodwill and other intangible assets with indefinite lives required by the Statements will be completed, with any measured impairment recorded through earnings as a cumulative effect of a change in accounting principal, during the first quarter of 2002. The Company's current policy for measuring goodwill impairment is based on an undiscounted cash flow basis and that method does not indicate any impairment. Amortization of goodwill for the second quarter and first half of 2001 was $4.9 million and $9.5 million, respectively. Elimination of this amortization would have improved diluted earnings per share for these 2001 periods by $0.20 and $0.38, respectively. Under the provisions of SFAS No. 142, it is possible that amounts currently carried as goodwill or other identified intangibles could be re-characterized and reclassified upon implementation of the Statement in 2002. Insignia does not expect to conclude an analysis of such reclassifications before the end of 2001. Accordingly, the potential impact of SFAS No. 142 on net income is uncertain.


IMPACT OF INFLATION AND CHANGING PRICES

     Inflation has not had a significant impact on the results of operations of Insignia in recent years and is not anticipated to have a significant impact in the foreseeable future. Insignia's exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations, real estate property values and foreign currency fluctuations of its European operations.

     The revenues associated with the commercial services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive.

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

     Changes in market interest rates on residential mortgage loans and changes in real property values in northern Ohio and New York City impact the revenues of the Company's residential brokerage and mortgage origination businesses. Increases in mortgage interest rates typically result in a weak environment for single-family home sales in the northern Ohio marketplace, thereby adversely affecting the revenues and profits of Realty One's home brokerage and mortgage origination business.

     Recent economic trends in 2001 have been characterized by a general slowdown in U.S. commercial leasing volume and New York residential sales volume. That said, the economic slowdown in the U.S. marketplace has not adversely affected commission fees. Market trends during 2001 have seen the decline of interest rates, resulting in the enhancement of Realty One's operations in the first half of 2001 compared to the same period of 2000.


NATURE OF OPERATIONS

     Revenues from tenant representation, agency leasing, investment sales and residential brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and changes in business and capital market conditions. Such seasonal and other factors materially impact the Company's quarterly results, particularly revenues, earnings and cash flows. The SAB 101 accounting change affects the timing of revenue recognition and may have an effect on historical seasonality.

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

     A significant portion of the expenses associated with transactional activities in the commercial and residential segments is directly correlated to revenue. As a consequence of the seasonality of revenues, the Company's income has historically been lowest in the first quarter and highest in the fourth quarter of each year. Neither the 2001 nor

2000 years have followed this typical seasonal pattern. As evidence, second quarter of 2000 was abnormally robust and even surpassed the good third quarter of that year. In 2001, the Company realized its best ever first quarter, yet produced a much lower second quarter than the preceding year due to the aforementioned U.S. economic slowdown.

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


Item 3.  Quantitative and Qualitative Disclosure of Market Risk

     Insignia is exposed to a variety of market risks, including foreign currency exchange rate fluctuations and changes in interest rates. The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates from the Company's operations in foreign jurisdictions. In addition to the United States, the Company conducts business in the following foreign jurisdictions: the U.K., Germany, Italy, Belgium, Ireland, the Netherlands, Spain, Hong Kong, China, Thailand, India and Mexico. The British Pound (Sterling) represents the only foreign currency of a material business operation, as almost 90% of Insignia's foreign operations are derived in the U.K.

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

     The Company's interest income and expense are most sensitive to the changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. Interest rates are sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. A 100 basis point change in interest rates at current cash and debt levels would have an estimated annual net impact of approximately $1 million on the Company's results of operations. Additionally, changes in interest rates can have a material adverse effect on Realty One's home brokerage and mortgage origination business in northern Ohio.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note 11 - "Material Contingencies" in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits

         10.2(a) Amendment to Employment Agreement, effective as of August 3, 2001, by and among Insignia and James A. Aston.

         10.2(b) Amendment to Second Amended and Restated Employment Agreement, effective as of June 21, 2001, by and among Insignia and Stephen B. Siegel.

         10.2(c) Promissory Note, effective as of June 21, 2001, by and among Insignia and Stephen B. Siegel.

         10.6(a) Amendment No. 6 to Warrant Agreement, dated as of July 31, 2001, between Insignia and APTS Partners L.P., providing for the issuance of warrants to purchase 293,333 shares of common stock of Insignia.

         10.6(b) Amendment No. 6 to Warrant Agreement, dated as of July 31, 2001, between Insignia and APTS Partners L.P., providing for the issuance of warrants to purchase 266,667 shares of common stock of Insignia.

         10.6(c) Amendment No. 7 to Warrant Agreement, dated as of July 31, 2001, between Insignia and APTS Partners L.P., providing for the issuance of warrants to purchase 316,667 shares of common stock of Insignia.

         10.6(d) Amendment No. 8 to Warrant Agreement, dated as of July 31, 2001, between Insignia and APTS V, LLC, providing for the issuance of warrants to purchase 51,944 shares of common stock of Insignia.

     b)  Reports on Form 8-K filed during the quarter ended June 30, 2001:

          1. Form 8-K dated and filed May 29, 2001, disclosing the closing of a new three-year $230 million revolving credit agreement arranged by First Union Securities, Lehman Brothers and Bank of America and involving a syndicate of ten national and international financial institutions.

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