Form 10-Q
period 2001-09-30
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2001-11-14
CIK 1067462

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                               -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

At November 1, 2001, the Registrant had 22,410,863 shares of Common Stock outstanding.

--------------------------------------------------------------------------------

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                -----------------
                                      INDEX
                                -----------------

                                                                                     Page
                                                                                     ----
PART I--FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2001 and 2000 ............     2

           Condensed Consolidated Balance Sheets                                       4
               at September 30, 2001 and December 31, 2000........................

           Condensed Consolidated Statements of Cash Flows                             5
               for the Nine Months Ended September 30, 2001 and 2000..............

           Notes to Condensed Consolidated Financial Statements...................     7

      Item 2.  Management's Discussion and Analysis of                                20
                 Financial Condition and Results of Operations....................

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk.............    28

PART II--OTHER INFORMATION

      Item 1.  Legal Proceedings..................................................    29

      Item 4.  Submission of Matters to a Vote of Security Holders................    29

      Item 6.  Exhibits and Reports on Form 8-K...................................    29

SIGNATURES                                                                            30

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
----------------------------

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30                     SEPTEMBER 30
                                                                 ------------                     ------------
                                                            2001             2000             2001            2000
                                                            ----             ----             ----            ----
                                                                            (Note)                           (Note)
REVENUES
  Real estate services                                    $ 176,784       $  202,343       $  569,486      $  599,916
  Property operations                                           720            1,509            3,189           3,453
                                                        ------------     ------------     ------------    ------------
                                                            177,504          203,852          572,675         603,369
                                                        ------------     ------------     ------------    ------------
COSTS AND EXPENSES
  Real estate services                                      167,954          179,032          526,408         537,191
  Property operations                                           491            1,193            2,376           2,846
  Internet-based businesses                                      --            2,984               --          15,211
  Indemnity settlement                                           --               --            1,500              --
  Administrative                                              2,399            3,757            8,781          11,563
  Depreciation                                                4,875            2,356           13,971           9,996
  Property depreciation                                         316              476              810           1,013
  Amortization of intangibles                                 6,342            6,533           20,020          19,310
                                                        ------------     ------------     ------------    ------------
                                                            182,377          196,331          573,866         597,130
                                                        ------------     ------------     ------------    ------------
  Operating income (loss)                                    (4,873)           7,521           (1,191)          6,239

OTHER INCOME AND EXPENSES:
  Gain on life insurance proceeds                                --           19,100               --          19,100
  Gain on sale of marketable securities                          --              888               --             888
  Provisions for loss on Internet investments                (1,779)          (2,294)          (8,920)         (2,294)
  Interest and other income                                   1,380            1,854            4,919           4,666
  Interest expense                                           (3,385)          (3,629)         (10,681)         (9,417)
  Foreign currency gains                                         17            1,167              356           2,448
  Equity earnings in real estate ventures                       234              250            1,288           2,891
  Minority interests                                             --               --                              900
                                                        ------------     ------------     ------------    ------------
                                                             (3,533)          17,336          (13,038)         19,182
                                                        ------------     ------------     ------------    ------------
Income (loss) before income taxes and cumulative
  effect of a change in accounting principle                 (8,406)          24,857          (14,229)         25,421

(Provision) benefit for income taxes                          3,936           (1,067)           5,780          (7,155)
                                                        ------------     ------------     ------------    ------------
Income (loss) before cumulative effect of a change in
  accounting principle                                       (4,470)          23,790           (8,449)         18,266

Cumulative effect of a change in accounting principle,
  net of applicable taxes                                        --               --               --         (30,420)
                                                        ------------     ------------     ------------    ------------
Net income (loss)                                            (4,470)          23,790           (8,449)        (12,154)
                                                        ------------     ------------     ------------    ------------
Preferred stock dividends                                      (250)            (250)            (750)           (640)
                                                        ------------     ------------     ------------    ------------
Net income (loss) available to common shareholders        $  (4,720)       $  23,540       $   (9,199)     $  (12,794)
                                                        ============     ============     ============    ============

                         INSIGNIA FINANCIAL GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                     SEPTEMBER 30                 SEPTEMBER 30
                                                                                     ------------                 ------------
                                                                                  2001          2000           2001          2000
                                                                                  ----          ----           ----          ----
                                                                                               (Note)                       (Note)
PER SHARE AMOUNTS:
  Earnings per common share - basic
                                                                                $ (0.21)       $  1.10       $ (0.42)      $   0.84
    Earnings before cumulative effect of a change in accounting principle      ==========     ==========    ==========    ==========
    Cumulative effect of a change in accounting principle                          --             --            --            (1.45)
                                                                               ==========     ==========    ==========    ==========
    Net income (loss)                                                           $ (0.21)       $  1.10       $ (0.42)      $  (0.61)
                                                                               ==========     ==========    ==========    ==========

  Earnings per common share - assuming dilution:
    Earnings before cumulative effect of a change in accounting principle       $ (0.21)       $  0.98       $ (0.42)      $   0.75
                                                                               ==========     ==========    ==========    ==========
    Cumulative effect of a change in accounting principle                          --             --            --            (1.25)
                                                                               ==========     ==========    ==========    ==========
    Net income (loss)                                                           $ (0.21)       $  0.98       $ (0.42)      $  (0.50)
                                                                               ==========     ==========    ==========    ==========

  Weighted average common shares and assumed conversions:
    Basic                                                                        22,214         21,338        21,932         21,095
                                                                               ==========     ==========    ==========    ==========
    Assuming dilution                                                            22,214         24,317        21,932         24,353
                                                                               ==========     ==========    ==========    ==========

NOTE: The Statements of Operations for the three and nine months of 2000 have been restated in compliance with the adoption of a change in accounting principle (see Note 4).

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                      2001                 2000
                                                                                      ----                 ----
                                                                                  (Unaudited)             (Note)
ASSETS
   Cash and cash equivalents                                                       $   50,086            $  124,527
   Receivables                                                                        137,302               183,819
   Mortgage loans held for sale                                                        14,458                11,443
   Restricted cash                                                                     26,651                 6,555
   Property and equipment, net                                                         71,500                74,502
   Real estate interests                                                               70,390               102,170
   Investments                                                                          5,332                10,458
   Property management contracts, net of amortization                                  17,302                22,357
   Costs in excess of net assets of acquired businesses, net of amortization          319,226               324,631
   Other assets                                                                        61,831                49,880
                                                                                -----------------     ----------------
Total assets                                                                       $  774,078            $  910,342
                                                                                =================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                                 $   11,093            $   28,282
  Commissions payable                                                                  43,285                71,688
  Accrued incentives                                                                   35,381                89,963
  Accrued and sundry liabilities                                                       82,229               114,653
  Loss in excess of investment                                                          3,110                 3,222
  Mortgage warehouse line of credit                                                    12,527                 9,502
  Notes payable                                                                       167,671               135,782
  Real estate mortgage notes payable                                                   15,796                48,369
                                                                                -----------------     ----------------
Total liabilities                                                                     371,092               501,461

Stockholders' Equity:
   Common Stock, par value $.01 per share - authorized 80,000,000 shares,
    22,382,602 (2001) and 21,573,928 (2000) issued and outstanding shares,
    net of 1,502,600 (2001 and 2000) shares held in treasury                              224                   216
   Preferred Stock, par value $.01 per share - authorized 20,000,000 shares,
    250,000 (2001 and 2000) issued and outstanding shares                                   3                     3
   Additional paid-in capital                                                         417,755               413,831
   Notes receivable for Common Stock                                                   (1,932)               (2,051)
   Retained (deficit) earnings                                                         (6,603)                2,846
   Accumulated other comprehensive loss                                                (6,461)               (5,964)
                                                                                -----------------     ----------------
Total stockholders' equity                                                            402,986               408,881
                                                                                -----------------     ----------------
Total liabilities and stockholders' equity                                         $  774,078            $  910,342
                                                                                =================     ================


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

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                           ------------
                                                                    2001                   2000
                                                                    ----                   ----
                                                                                          (Note)
OPERATING ACTIVITIES
Net loss                                                         $  (8,449)            $  (12,154)
Cumulative effect of a change in accounting principle                   --                 30,420
                                                               ---------------       --------------
Income (loss) before cumulative effect of a change in
accounting principle                                                (8,449)                18,266

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                                   34,801                 30,319
    Equity earnings in real estate ventures                         (1,288)                (2,891)
    Minority interests                                                  --                   (900)
    Foreign currency gains                                            (356)                (2,448)
    Gain on life insurance proceeds                                     --                (19,100)
    Gain on sale of marketable securities                               --                   (888)
    Provisions for loss on Internet investments                      8,920                  2,468
    Changes in operating assets and liabilities:
      Receivables                                                   45,547                (38,209)
      Other assets                                                 (11,314)                 2,777
      Accounts payable and accrued expenses                        (85,434)                 5,222
      Commissions payable                                          (28,406)                20,018
                                                               ---------------       --------------
Net cash (used in) provided by operating activities                (45,979)                14,634
                                                               ---------------       --------------
INVESTING ACTIVITIES
   Additions to property and equipment, net                        (11,494)               (24,390)
   Purchase of property for Internet-based businesses                   --                 (6,084)
   Investment in Internet-based businesses                          (3,795)               (14,813)
   Proceeds from sale of marketable securities                          --                  1,293
   Payments made for acquisition of businesses                      (9,753)                (9,953)
   Increase in mortgage loans held for sale                         (3,015)                (2,880)
   Investment in real estate                                        (7,157)               (30,195)
   Proceeds from sale of real estate properties                     40,240                     --
   Distributions from real estate investments                        4,821                 14,697
   Net increase in restricted cash                                 (19,371)                 7,346
                                                               ---------------       --------------
Net cash used in investing activities                           $   (9,524)            $  (64,979)
                                                               ---------------       --------------

                         INSIGNIA FINANCIAL GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (In thousands)
                                   (Unaudited)


                                                                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                                     ------------
                                                                 2001            2000
                                                                 ----            ----
                                                                                (Note)
FINANCING ACTIVITIES
    Proceeds from issuance of Common Stock                   $    1,243        $    2,032
    Proceeds from issuance of Preferred Stock, net                   --            24,949
    Proceeds from exercise of stock options                       2,077             1,813
    Dividend payments on Preferred Stock                         (1,000)               --
    Net advances on mortgage warehouse line of credit             3,025             3,429
    Payments on notes payable                                  (134,484)           (7,557)
    Proceeds from notes payable                                 145,168            16,374
    Debt issuance costs                                          (2,130)               --
    Payments on real estate mortgage notes payable              (33,086)               --
    Proceeds from real estate mortgage notes payable                513            17,211
                                                            -------------     -------------
Net cash (used in) provided by financing activities             (18,674)           58,251
                                                            -------------     -------------
  Effect of exchange rate changes in cash                           (14)           (1,081)
  Net (decrease) increase in cash and cash equivalents          (74,441)            6,825
  Cash and cash equivalents at beginning of period              124,527            61,600
                                                            -------------     -------------
  Cash and cash equivalents at end of period                 $   50,086        $   68,425
                                                            =============     =============


NOTE: The Statement of Cash Flows for the nine months ended September 30, 2000 has been restated in compliance with the adoption of a change in accounting principle (see Note 4).


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
----------------------------------------------------------------

1.   Business

Organization

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is an international real estate services company with operations throughout the United States and United Kingdom as well as in continental Europe, Asia and Latin America. Insignia's principal executive offices are located at 200 Park Avenue in New York, New York and the telephone number there is (212) 984-8033.

     Insignia's real estate service businesses specialize in commercial real estate services, apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services, condominium and cooperative apartment management, real estate oriented financial services, fee-based development and redevelopment and other services. The Company's principal real estate service businesses are Insignia/ESG, Inc. (U.S. commercial real estate services - headquartered in New York), Insignia Richard Ellis (U.K. commercial real estate services - headquartered in London), Insignia Douglas Elliman (residential sales and rentals), Realty One, Inc. (single-family home brokerage and mortgage origination) and Insignia Residential Group, Inc. (condominium and cooperative apartment management).

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

     The combined strength of the Company's operations headquartered in New York and London gives Insignia a commanding position in two of the world's most important global business centers. The evolving global business environment and the prominence of New York and London as world financial capitals enhances the transatlantic cross-selling opportunities between the Company's U.S. and U.K. commercial operations. Insignia also enjoys overall market preeminence for commercial and residential real estate services in New York through the leading market positions of Insignia/ESG, Insignia Douglas Elliman and Insignia Residential Group.

     In addition to traditional real estate services, Insignia engages in real estate oriented investing through co-investment with institutional clients in select real estate assets, principal development activities and real estate oriented investment funds. In addition to asset related returns, the Company's U.S. commercial services operations also generate revenues from fee-based services provided to these real estate investment entities. The Company's real estate service operations and real estate principal investment activities are more fully described below.

Commercial Real Estate Services

     The Company's commercial real estate services are provided through Insignia/ESG in the United States, Insignia Richard Ellis ("IRE") in the United Kingdom and other Insignia subsidiaries in Europe, Asia and Latin America. The Company's commercial services operations generated aggregate service revenues of $399.4 million in the first nine months of 2001, representing 63% of the Company's total service revenues for the period.

     United States

     All commercial real estate services in the U.S. are rendered under the Insignia/ESG brand. Through Insignia/ESG, the Company is among the leading providers of commercial real estate services in the U.S., with a leadership position in the New York metropolitan marketplace and significant positions in other major markets including Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and Miami. The Company delivers its real estate services throughout the U.S. across geographic markets, property types and disciplines. In all, the Company has more than 50 commercial offices across the U.S.

     In order to broaden the geographic coverage of commercial services into select U.S. markets where the Company does not have company-owned operations, Insignia/ESG launched a Strategic Services Provider ("SSP") program in June 2001. Under the SSP program, the Company forges strategic alliances with leading regional real estate services companies which agree to adopt the Company's branding, marketing and client service protocols, and to refer business outside its normal market to Insignia/ESG. The SSP program is a low-cost way for the Company to maintain consistency of service, while meeting clients' needs in small markets where the Company has elected not to acquire an existing business or start a new operation. The SSP program has been launched with three regional service providers: Miller Corporate Real Estate Services of Baltimore, MD; Oxford Realty Services of Pittsburgh, PA; and Morton G. Thalhimer of Richmond, VA (with additional offices in Norfolk and Virginia Beach).

     The Company provides a broad spectrum of commercial real estate services throughout the U.S. to corporations and other major space users, property owners and investors. These services include tenant representation, property leasing and management, property acquisition and disposition services, investment sales, mortgage financing, equity co-investment, development, redevelopment and consulting services. The Company serves tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties, representing over 224 million square feet of commercial real estate. U.S. commercial real estate services operations comprise the Company's largest business unit, accounting for approximately 55%, or $315 million, of total service revenues for the first nine months of 2001.

     United Kingdom and Mainland Europe

     The Company's European businesses consist of commercial real estate service operations in the United Kingdom, Ireland, Germany, Italy, Belgium, the Netherlands and Spain. The Company's expansion in Europe began in 1998 with the acquisition of Richard Ellis Group Limited ("REGL") and was significantly enhanced through the acquisition of St. Quintin Holdings Limited ("St. Quintin") in 1999 and its successful integration with REGL into a single U.K. operation with a leading market position in London. The Company's U.K. subsidiary is among the three largest commercial real estate service providers in the United Kingdom and the largest, based on market share for leasing activity, in central London. The Company provides extensive coverage of the entire United Kingdom market through full-service offices in London, Glasgow, Birmingham, Leeds, Manchester, Liverpool and Jersey. The Company also holds an equity interest in an Irish real estate services company with offices in in Dublin and Belfast. The Company's U.K. operation provides broad-ranging real estate services, including agency leasing, tenant representation, property sales and financing, consulting, project management, appraisal, zoning and other general services. The major income components are agency leasing, tenant representation and property sales and financing.

     The U.K. operations are viewed as the springboard for the Company's continued global expansion of the commercial real estate services platform. Since 1998, the U.K. operation has assisted in the establishment of service operations in Frankfurt, Germany; Dublin, Ireland; Milan, Italy; Brussels, Belgium; Amsterdam, the Netherlands and Madrid, Spain. The other European operations outside the U.K. are beginning to produce increasingly meaningful contributions through the maturation of operations and expansion of service capabilities throughout their markets. The Company's European commercial services operations generated aggregate service revenues of $81.9 million in the first nine months of 2001, representing 14% of the Company's total service revenues for the period. The Company's U.K. operation continues to produce the substantial majority of total European operations with 2001 revenues of $73.8 million through September.

     Asia

     The Company commenced operations in Asia during 2000 with the establishment of an office in Tokyo, Japan in July 2000 and the acquisition of Brooke International, a Hong Kong based commercial real estate services company (founded in 1988), in December 2000. Insignia augmented its Asian reach in April 2001 with the acquisition of Brooke International's affiliated operations in India. This business now operates as Insignia Brooke and employs more than 120 real estate professionals and support personnel in eight offices in Hong Kong, China, Thailand and India. Insignia Brooke, along with the established presence in Japan, provides the Company with a strategic platform from which to serve existing clients in Asia, particularly in corporate real estate and investment services, and is expected to create international cross-selling opportunities with the U.S., U.K. and other European businesses.

     Latin America

     The Company extended its service capability into Latin America with the March 2001 acquisition of Grupo Inmobiliario Inova S.A de C.V. ("Inova"). Inova, headquartered in Mexico City and founded in 1992, is a commercial real estate service company which provides acquisition advisory and due diligence services, project coordination and supervision, real estate valuations, tenant representation, asset management and strategic advisory services. Inova conducts business throughout the major markets in Mexico and other leading business centers of

South America, including Buenos Aires, Rio de Janeiro and Sao Paulo. The Company views Inova as the platform from which to service its clients throughout Latin America. This business now operates as Insignia/ESG de Mexico.

Real Estate Principal Investment Activities

     Co-investment and Development

     Insignia pursues opportunities to invest in operating real estate assets. The Company identifies investment opportunities for select clients and invests alongside of those clients in the purchase of qualifying properties. Co-investment partners include Walton Street Real Estate Fund III, Citibank, ING Barings, Blackacre Capital Management, The Witkoff Group, Lennar, Lone Star Opportunity Fund, Prudential, GE Investments and Whitehall Street Real Estate. As of September 30, 2001, Insignia held ownership in 36 co-investment partnerships controlling over 10.4 million square feet of commercial property and approximately 5,100 multi-family apartment and hotel units. The Company's ownership interests in these partnerships range from 1% to 30%. The Company's carrying value of these investments totaled approximately $29 million at September 30, 2001.

     The Company is also the sole owner of two real estate properties with an aggregate carrying value of approximately $18 million at September 30, 2001. These properties, which are consolidated in the Company's financial statements, include Brookhaven Village, a 155,000 square foot retail facility located in Norman, Oklahoma, and Dolphin Village, a 136,000 square foot retail facility located in St. Petersburg, Florida. The Company holds ownership interests ranging from 25% to 33% in an office property under development and two parcels of land held for development and solely owns one parcel of land also held for development. The carrying value of development assets totaled approximately $13 million at September 30, 2001. Insignia is directing development activities on all properties.

     Real Estate Investment Funds

       Insignia Opportunity Trust

     Insignia Opportunity Trust ("IOT") is an Insignia-sponsored private real estate investment trust ("REIT") formed in 1999. IOT, through its subsidiary operating partnership, Insignia Opportunity Partners ("IOP"), invests primarily in secured real estate debt instruments and, to a lesser extent, in other real estate debt and equity instruments, with a focus on below investment grade commercial mortgage-backed securities. At formation, IOT received aggregate capital commitments of $71 million (of which $9 million was committed by Insignia and the remainder committed by third-party investors), which IOT in turn committed to invest in IOP in exchange for an 88.75% general partner interest in IOP. Insignia also committed to invest an additional $1 million directly in IOP in exchange for (i) a 1.25% managing general partner equity interest and (ii) a 10% non-subordinated promoted equity interest in IOP. All capital commitments to IOT and IOP have been called and funded. Insignia has an ownership interest of approximately 12% in IOT. Insignia's allocable earnings in IOT totaled approximately $1.7 million for the nine months of 2001.

       Insignia Opportunity Partners II

     In September 2001, Insignia closed the capital-raising phase for a second real estate investment fund, Insignia Opportunity Partners II ("IOP II"), with $50 million of equity capital commitments from Insignia and third-party investors. IOP II will invest primarily in collateralized mortgage-backed securities, similar to the investment initiatives of IOT.

Residential Real Estate Services

     The Company's residential real estate services are performed in the U.S. through the collective operations of Insignia Douglas Elliman, Realty One and Insignia Residential Group. Through these businesses the Company provides a diverse array of residential real estate services throughout northern Ohio and the New York metropolitan area, including apartment brokerage and leasing, single-family home brokerage, mortgage origination, title services, escrow agency services and condominium and cooperative apartment management. The Company's residential services operations generated aggregate service revenues of $170.1 million in the first nine months of 2001, representing 30% of the Company's total service revenues for the period.

     Residential Sales and Rentals

     Through Insignia Douglas Elliman, the Company operates a residential cooperative, condominium and rental apartment brokerage and leasing firm in New York City. Insignia Douglas Elliman commands the number one market position for both residential sales and rentals in New York City according to the annual ranking in the March 2001 issue of Crain's New York Business. In addition, Insignia Douglas Elliman operates in upscale suburban markets through offices in Greenwich and Darien, Connecticut, Bernardsville/Basking Ridge, New Jersey, and Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Insignia Douglas Elliman has more than 900 brokers, supported by 130 corporate employees in 15 offices in the New York City area. Insignia Douglas Elliman's apartment brokerage and leasing business, which has been affected by lower transaction volume in 2001, closed transactions valued at over $1.9 billion during the first nine months of 2001, representing a 15% decline from the same period in 2000.

     Single Family Home Brokerage and Mortgage Origination

     Through Realty One, the Company operates a full-service single-family residential brokerage, mortgage origination and title insurance business headquartered in Cleveland and having offices throughout northern Ohio. Realty One's current business operation is the result of nearly 60 separate mergers and acquisitions and constitutes the largest residential real estate brokerage firm in Ohio and the fourteenth largest (based on unit volume) in the United States according to Real Trends "Big Brokers Report" published in May 2001. Realty One employs approximately 1,500 sales associates and 600 corporate and support staff located in 46 offices throughout northern Ohio and represents more than 100 residential builders. Realty One's operating performance improved during the first nine months of 2001 with total transaction volume of $2.3 billion, representing a 4% increase over the same period of 2000.

     Cooperative and Condominium Management

     Through Insignia Residential Group, the Company is the largest manager of cooperatives, condominiums and rental apartments in the New York metropolitan area, according to a survey in the February 2001 issue of The Cooperator. Insignia Residential Group provides full service third-party fee management for more than 300 properties, comprising approximately 70,000 residential apartment units, and employs over 300 people located in offices throughout the greater New York metropolitan area. Among the notable properties currently managed by Insignia Residential Group in New York City are the Worldwide Plaza, Fresh Meadows, Horizon House, West Village Houses and Metropolitan Life Insurance Company's Peter Cooper Village/Stuyvesant Town Complex. Manhattan is the largest market for Insignia Residential Group, although it does maintain a presence in each of the other four boroughs of New York City as well as Long Island, Westchester County and Northern New Jersey. In addition to property management, Insignia Residential Group also offers mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions. Insignia Residential Group's residential management and mortgage brokerage business generated $19.7 million in service revenues during the first nine months of 2001.

 Internet Initiatives

     At September 30, 2001, Insignia held remaining investments totaling approximately $5.3 million in third-party Internet-related businesses, including $3.3 million invested in 2001 in ventures sponsored by Octane, the industry consortium comprised of Insignia, CB Richard Ellis, Jones Lang LaSalle and Trammel Crow. During the first nine months of 2001, the Company recorded pre-tax impairment write-offs totaling $8.9 million of investments in thirteen third-party Internet-based businesses. The Company has now written off the majority of its Internet-based investments made during 1999 and 2000. While the Company currently maintains investments in seven Internet-based businesses which continue to operate, their future performance is highly dependent upon the ability to raise incremental capital to fund the on-going development of their business plans. If these businesses are unsuccessful in raising the necessary capital, Insignia could incur further losses from impairment write-offs. The Company continues to monitor carefully the performance of all remaining Internet investments and has ceased making material investments in new third-party Internet-oriented initiatives other than those developed or sponsored by Octane.

     During the first nine months of 2000, Insignia incurred pretax operating losses of $15.2 million (before depreciation and minority interests) from internal Internet initiatives, including consolidated losses of $9.3 million in EdificeRex.com, Inc. ("EdificeRex"). In addition, the Company recorded $2.3 million of pretax impairment write-offs during the third quarter of 2000. The above-mentioned EdificeRex losses exceeded the Company's investment by approximately $3.1 million. EdificeRex, launched in February 2000, represented Insignia's first internally developed Internet-based business and was de-consolidated, beginning with the third quarter of 2000, due to a restructuring which reduced the Company's voting interest to 47%. The restructuring did not affect Insignia's ownership in EdificeRex, as the Company continues to hold an economic interest of approximately 50%. The $3.1 million excess loss is carried as a deferred credit on the Company's balance sheet until Insignia disposes of its interest in EdificeRex. The Company has no obligation or intention to provide additional funding to EdificeRex, which disposed of all of its operating divisions in 2001. All other internal Internet-based operations were terminated at December 31, 2000.

2.   Acquisitions

     Insignia continues to pursue an acquisition strategy that focuses on expansion both domestically and internationally. Insignia has acquired the following real estate services businesses in 2001:

     Baker Commercial

     In October 2001, Insignia acquired Baker Commercial Realty, Inc. ("Baker"), a leading provider of commercial real estate services in the greater Dallas area. Baker provides tenant representation, land and investment property sales, and strategic real estate planning. The Baker acquisition will augment Insignia's existing regional tenant representation and investment sales capabilities in the greater Dallas area. The base purchase price was approximately $2 million and was paid in cash. Additional purchase consideration of up to $1.5 million, payable over three years, is contingent on the future performance of the Dallas operations.

     Brooke International

     In April 2001, Insignia further expanded its Asian presence through the acquisition of Brooke International's operation in India. The purchase price for the Indian operation was approximately $700,000, all of which was paid in cash. The Indian purchase follows the December 2000 acquisition of Hong Kong based Brooke International and its offices in China and Thailand. Brooke International is a commercial real estate company specializing in corporate and investment services.

    Inova

    In March 2001, Insignia acquired Inova, a commercial real estate service company headquartered in Mexico City. Inova provides acquisition advisory services and due diligence, project coordination and supervision, real estate valuations, tenant representation, asset management and strategic advisory services. Inova offers Insignia an operating platform, with quality real estate professionals, for the expansion of services in Latin America. The purchase price was approximately $550,000 and was paid in cash.

3.   Other Events

     In August 2001, Insignia announced its intention to acquire Groupe Bourdais ("Bourdais"), headquartered in Paris, France, with closing expected in late fourth quarter. Founded in 1954, Bourdais is one of France's premier commercial real estate services companies with operations in eight offices, including five in Greater Paris (Ile-de-France region) and wholly owned regional offices in Lyon, Aix-en-Provence and Marseille.

4.   Change in Accounting Principle

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

     Operating results for the three and nine month periods of 2001 and 2000 are presented herein in compliance with the requirements of this accounting change. The restatement of financial results for 2000 lowered net earnings (before the cumulative effect of the accounting change) by $3.2 million and $7.2 million, respectively, for the three and nine month periods ended September 30, 2000. The previously reported results for these 2000 periods included net income of $27 million ($1.11 per share) for the third quarter of 2000 and net income of $25.5 million ($1.05 per share) for the first nine months of 2000. The cumulative effect of the accounting change on prior years resulted in a further reduction to income of $30.4 million (net of applicable taxes of $23.3 million), which is included in net earnings for the nine months ended September 30, 2000.

     The Company recognized revenue of $1.5 million and $14.6 million, respectively, for the three and nine month periods ended September 30, 2001 that was included in the $30.4 million cumulative effect adjustment at January 1, 2000. The effect on revenue was to increase earnings by approximately $400,000 and $3.4 million (net of applicable taxes), respectively, during the third quarter and nine months of 2001. While this accounting change affects the timing of recognition of leasing revenues (and corresponding commission expense), it does not impact the Company's cash flow from operations.

5.   Credit Agreement

     On May 8, 2001, Insignia entered into a new, three-year $230 million revolving credit facility, representing a $45 million increase over the prior $185 million facility. The revolving credit facility was arranged by First Union Securities, Lehman Brothers and Bank of America and involves a syndicate of ten national and international financial institutions. The credit facility will be used for working capital and acquisition needs. The Company had borrowings of $134 million on the facility and outstanding letters of credit of $12.3 million at September 30, 2001.

6.   Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

7.   Seasonality

     Seasonal factors affecting the Company are disclosed in Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Nature of Operations."

8.   Recent Accounting Pronouncements

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

     The Company has adopted SFAS No. 141 for all business combinations completed after July 1, 2001 and will fully implement SFAS No. 141 and SFAS No. 142 beginning in the first quarter of 2002. Initial impairment tests of goodwill and other intangible assets with indefinite lives required by the Statements will be completed, with any measured impairment recorded through earnings as a cumulative effect of a change in accounting principal, during the first quarter of 2002. The Company's current policy for measuring goodwill impairment is based on an undiscounted cash flow basis and that method does not indicate any impairment. Amortization of goodwill for the three and nine months of 2001 was $5.1 million and $14.6 million, respectively. Elimination of this amortization would have improved diluted earnings per share for these 2001 periods by $0.23 and $0.67, respectively, before applicable tax effects. Under the provisions of SFAS No. 142, it is possible that amounts currently carried as goodwill or other identified intangibles could be re-characterized and reclassified upon implementation of the Statement in 2002. Insignia does not expect to conclude an analysis of such reclassifications before the end of 2001. Accordingly, the potential impact of SFAS No. 142 on net income is uncertain.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". It also supersedes the accounting and reporting of APB Opinion No. 50 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

9.   Earnings Per Share

     The following table sets forth the computation of the numerator and denominator used to compute, basic and diluted earnings (loss) per share for the periods indicated. The potential dilutive shares from the conversion of preferred stock and the exercise of options, warrants and unvested restricted stock is not assumed for the three and nine month periods of 2001 because the inclusion of such shares would be antidilutive.

                                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          SEPTEMBER 30                 SEPTEMBER 30
                                                                          ------------                 ------------
                                                                      2001           2000           2001           2000
                                                                      ----           ----           ----           ----
                                                                                        (In thousands)
NUMERATOR:
Numerator for basic earnings per share - income available to
  common stockholders (before cumulative effect)                    $ (4,720)      $ 23,540       $ (9,199)      $ 17,626
Effect of dilutive securities:
  Preferred stock dividends                                               --            250             --            640
                                                                   -----------    -----------    -----------    -----------
Numerator for diluted earnings per share - income available
to common stockholders after assumed conversions
  (before cumulative effect)                                        $ (4,720)      $ 23,790       $ (9,199)      $ 18,266
                                                                   ===========    ===========    ===========    ===========
DENOMINATOR:
Denominator for basic earnings per share - weighted
  average common shares                                               22,214         21,338         21,932         21,095
Effect of dilutive securities:
  Stock options, warrants and unvested restricted stock                   --          1,193             --          1,472
  Convertible preferred stock                                             --          1,786             --          1,786
                                                                   -----------    -----------    -----------    -----------
Denominator for diluted earnings per share - weighted
  average common shares and assumed conversions                       22,214         24,317         21,932         24,353
                                                                   ===========    ===========    ===========    ===========


10.  Comprehensive Income (Loss)

     Comprehensive loss for the nine month periods ended September 30, 2001 totaled approximately $8.9 million and was comprised of a $8.4 million net loss and other comprehensive losses of $497,000. The following tables set forth the components of accumulated other comprehensive income (loss) for the periods indicated:

                                                             FOREIGN           UNREALIZED        ACCUMULATED OTHER
                                                            CURRENCY             GAINS             COMPREHENSIVE
NINE MONTHS ENDED - SEPTEMBER 30, 2001                     TRANSLATION        ON SECURITIES        INCOME (LOSS)
                                                        ------------------------------------------------------------
                                                                             (In thousands)
Balance - December 31, 2000                                 $  (6,007)          $     43            $   (5,964)

Comprehensive (loss) income                                      (909)                 9                  (900)
Income tax benefit (provision)                                    407                 (4)                  403
                                                        ------------------------------------------------------------
                                                                 (502)                 5                  (497)
                                                        ------------------------------------------------------------
Ending Balance - September 30, 2001                         $  (6,509)          $     48            $   (6,461)
                                                        ============================================================

                                                                           UNREALIZED       ACCUMULATED OTHER
                                                     FOREIGN CURRENCY    GAINS (LOSSES)    COMPREHENSIVE INCOME
NINE MONTHS ENDED - SEPTEMBER 30,  2000                 TRANSLATION       ON SECURITIES          (LOSS)
                                                     ----------------------------------------------------------
                                                                         (In thousands)
Balance - December 31, 1999                             $    (1,333)       $     1,215        $     (118)
Comprehensive loss                                          (10,850)            (1,000)          (11,850)
Reclassification Adjustment for Realized Gains                   --               (888)             (888)
Income tax benefit                                            4,487                831             5,318
                                                     ----------------------------------------------------------
                                                             (6,363)            (1,057)           (7,420)
                                                     ----------------------------------------------------------
Ending Balance - September 30, 2000                     $    (7,696)       $       158        $   (7,538)
                                                     ==========================================================


11.  Industry Segment Data

     Insignia's operating activities encompass three reportable segments. These segments include (i) commercial real estate services and principal investment activities; (ii) residential real estate services; and (iii) Internet-based e-commerce initiatives. The Company's reportable segments are business units that offer similar products and services and are managed separately because of the distinction between such services. The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development, consulting and other services and is comprised of the operations of Insignia/ESG in the U.S., IRE in the U.K. and other businesses in Europe, Asia and Latin America. The commercial segment's principal real estate investment activities are comprised of investments in real estate assets (through co-investment ventures with institutional clients), principal development activities and real estate oriented funds. The residential segment provides services including apartment brokerage and leasing, single-family home brokerage services, property management services, mortgage origination and other services and is comprised of the operations of Insignia Douglas Elliman, Realty One and Insignia Residential Group. The Company's Internet-based initiatives segment in 2000 comprised equity investments in third-party Internet-oriented businesses and the internally developed Internet-related businesses of EdificeRex and PowerChooser. The Company terminated all internally developed Internet initiatives and substantially ceased equity financing activities with third-party Internet-based businesses in 2000. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.

The following tables summarize certain financial information by industry segment:

                                                                                   INTERNET
NINE MONTHS ENDED - SEPTEMBER 30, 2001              COMMERCIAL    RESIDENTIAL     INITIATIVES       OTHER          TOTAL
                                                -----------------------------------------------------------------------------
                                                                                (In thousands)
REVENUES:
   Real estate services                             $  399,415    $   170,071      $       --     $     --      $  569,486
   Property operations                                   3,189             --              --           --           3,189
                                                -----------------------------------------------------------------------------
                                                       402,604        170,071              --           --         572,675
                                                -----------------------------------------------------------------------------
COSTS AND EXPENSES:
   Real estate services                                365,535        160,873              --           --         526,408
   Property operations                                   2,376             --              --           --           2,376
   Administrative                                           --             --              --        8,781           8,781
   Indemnity settlement                                     --          1,500              --           --           1,500
   Depreciation                                          9,094          4,820              --           57          13,971
   Property depreciation                                   810             --              --           --             810
   Amortization of intangibles                          15,452          4,568              --           --          20,020
                                                -----------------------------------------------------------------------------
                                                       393,267        171,761              --        8,838         573,866
                                                -----------------------------------------------------------------------------
   Operating income (loss)                               9,337         (1,690)             --       (8,838)         (1,191)

OTHER INCOME AND EXPENSE:
   Provisions for loss on Internet investments                                         (8,920)                      (8,920)
   Interest and other income                             1,532          1,122              --        2,265           4,919
   Interest expense                                       (461)          (999)             --       (9,221)        (10,681)
   Foreign currency gains                                   --             --              --          356             356
   Equity earnings in real estate ventures               1,288             --              --           --           1,288
                                                -----------------------------------------------------------------------------
Income (loss) before income taxes                       11,696         (1,567)         (8,920)     (15,438)        (14,229)

   (Provision) benefit for income taxes                 (6,082)         1,017           3,126        7,719           5,780
                                                -----------------------------------------------------------------------------
Net income (loss)                                   $    5,614    $      (550)     $   (5,794)   $  (7,719)     $   (8,449)
                                                =============================================================================
Total assets                                        $  555,095    $   164,052      $    5,332    $  49,599      $  774,078
Real estate interests                                   70,390                                                      70,390

                                                                               INTERNET
NINE MONTHS ENDED - SEPTEMBER 30, 2000           COMMERCIAL    RESIDENTIAL    INITIATIVES       OTHER        TOTAL
                                               -----------------------------------------------------------------------
                                                                           (In thousands)
REVENUES
   Real estate services                          $  420,975    $  178,941      $      --      $     --    $  599,916
   Property operations                                3,453            --             --            --         3,453
                                               -----------------------------------------------------------------------
                                                    424,428       178,941             --            --       603,369
                                               -----------------------------------------------------------------------
 COSTS AND EXPENSES
   Real estate services                             372,904       164,287             --            --       537,191
   Property operations                                2,846            --             --            --         2,846
   Internet-based businesses                             --            --         15,211            --        15,211
   Administrative                                        --            --             --        11,563        11,563
   Depreciation                                       5,827         3,078          1,049            42         9,996
   Property depreciation                              1,013            --             --            --         1,013
   Amortization of intangibles                       14,790         4,520             --            --        19,310
                                               -----------------------------------------------------------------------
                                                    397,380       171,885         16,260        11,605       597,130
   Operating income (loss)                           27,048         7,056        (16,260)      (11,605)        6,239

OTHER INCOME AND EXPENSE:
   Gain on life insurance proceeds                       --            --             --        19,100        19,100
   Gain on sale of marketable securities                 --            --            888            --           888
   Provision for loss on Internet investments            --            --         (2,294)           --        (2,294)
   Interest and other income                          1,517           896             --         2,253         4,666
   Interest expense                                    (689)       (1,014)            --        (7,714)       (9,417)
   Foreign currency gains                                --            --             --         2,448         2,448
   Equity earnings in real estate ventures            2,891            --             --            --         2,891
   Minority interests                                    --            --            900            --           900
                                               -----------------------------------------------------------------------
Income (loss) before income taxes and
   cumulative effect of a change in
   accounting principle                              30,767         6,938        (16,766)        4,482        25,421

   (Provision) benefit for income taxes             (12,949)       (4,040)         4,279         5,555        (7,155)
                                               -----------------------------------------------------------------------
Income (loss) before cumulative effect of a
   change in accounting principle                    17,818         2,898        (12,487)       10,037        18,266

Cumulative effect of a change in accounting
   principle, net of applicable taxes               (30,391)          (29)            --            --       (30,420)
                                               -----------------------------------------------------------------------
Net income (loss)                                $  (12,573)   $    2,869      $ (12,487)     $ 10,037    $  (12,154)
                                               =======================================================================
Total assets                                     $  688,472    $  163,143      $  25,824      $ 50,519    $  927,958
Real estate interests                                98,792            --             --            --        98,792

    Certain geographic information is as follows:

                               SEPTEMBER 30, 2001              SEPTEMBER 30, 2000
                          ---------------------------------------------------------------
                                            LONG-LIVED                       LONG-LIVED
                              REVENUES        ASSETS         REVENUES          ASSETS
                          ---------------------------------------------------------------
                                                 (In thousands)
United States                $ 488,225      $ 290,139       $ 512,236        $ 309,921
United Kingdom                  73,825        109,261          85,123           90,677
Other countries                 10,625          8,628           6,010            3,002
                          ---------------------------------------------------------------
                             $ 572,675      $ 408,028       $ 603,369        $ 403,600
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

     Insignia acquired Realty One in October 1997. In connection with the acquisition, the sellers of Realty One agreed to indemnify the Company for any loss arising from the Re/Max International litigation up to the amount of the acquisition price of approximately $40 million. The Re/Max International case was tried before a jury in 2000, resulting in a mistrial. The parties subsequently settled Re/Max International's claims in July 2000, whereby Realty One agreed to cease to impose reduced commission splits on the Re/Max plaintiffs, subject to reinstatement in accordance with the terms of the settlement. In September 2000, the court entered a judgment against Realty One in the amount of approximately $6.7 million, as agreed to by the parties; in November 2001, the Sixth Circuit affirmed the terms of that judgment. In 2000, the sellers of Realty One funded the initial cash portion of the settlement, totaling approximately $3.7 million, on behalf of Realty One pursuant to their indemnification obligations to Insignia.

     In the course of defending the Re/Max suit, Insignia incurred certain legal fees for which the sellers of Realty One had agreed to reimburse to Insignia under the terms of the indemnification. In July 2001, Insignia reached a settlement with the sellers of Realty One regarding the Company's indemnity claim. The terms of the settlement required the sellers to pay $2 million to Insignia as reimbursement for certain professional fees incurred in connection with the Re/Max suit and this payment was collected in October 2001. The Company incurred a one-time charge of $1.5 million in the second quarter of 2001 for unrecovered costs stemming from the Re/Max suit. As a condition to the settlement agreement, the sellers of Realty One agreed to fund the remaining $3 million cash portion of the Re/Max settlement on behalf of Realty One pursuant to the indemnification to Insignia. The remaining payment is to be made by the sellers of Realty One in semi-annual installments over the remaining four years.

     As part of the indemnity settlement, Insignia also agreed to share with the Sellers in the costs and expenses and any potential judgment or settlement of two similar cases brought by individual Re/Max franchises. Realty One is vigorously defending these actions, and Insignia does not believe that the results of these two cases will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     Ordinary Course of Business Claims

     Insignia and certain subsidiaries are defendants in other lawsuits arising in the ordinary course of business. Management does not expect that the results of any such lawsuits will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

     Indemnification

     In 1998, the Company's former parent entered into a Merger Agreement with Apartment Investment and Management Company ("AIMCO"), and one of AIMCO's subsidiaries, pursuant to which the former parent was merged into AIMCO. Shortly before the merger, the former parent distributed the stock of Insignia to its shareholders in a Spin-Off transaction. As a requirement of the Merger Agreement, Insignia entered into an Indemnification Agreement with AIMCO. In the Indemnification Agreement, Insignia agreed generally to indemnify AIMCO against all losses exceeding $9.1 million that result from: (i) breaches by the Company or former parent of representations, warranties or covenants in the Merger Agreement; (ii) actions taken by or on behalf of former parent prior to the merger, and (iii) the spin-off. The Company also agreed generally to indemnify AIMCO against all losses, without regard to any dollar value limitation, that result from: (i) amounts AIMCO paid to employees of the former parent that were not retained as employees of AIMCO; (ii) pre-merger obligations for goods, services, taxes or indebtedness except for those that AIMCO agreed to assume; and (iii) the businesses of the former parent that Insignia now owns and operates as a result of the Spin-Off.

     Since the merger transaction in October 1998, there have been no related claims except for an examination of the federal income tax returns of the former parent being conducted by the Internal Revenue Service for the years ended December 31, 1996 and 1997 and the period ended October 1, 1998. AIMCO has notified the Company that it is seeking indemnity from Insignia for any liability as a result of this examination. Insignia agreed to indemnify AIMCO for taxes, penalties, interest and professional fees for which it is liable as a result of this audit and has made payments of more than $500,000 for professional fees incurred in connection with the audit. This examination remains in progress and no determinations can be made at this time as to any potential tax liability that may arise as a result of this examination.

13.  Equity

     During the nine month period ended September 30, 2001, the Company had the following changes in stockholders' equity:

     a) Net Loss of $8,449,000 for the nine months ended September 30, 2001.

     b) Payments of $1,000,000 in Preferred Stock dividends.

     c) Issuance of 649,348 shares of Common Stock upon exercise of stock options and warrants at exercise prices ranging from $3.74 to $11.59 per share.

     d) Sale of 133,976 shares of Common Stock under the Company's Employee Stock Purchase Program at an average price of approximately $9.28.

     e) Issuance of 25,350 shares of Common Stock for vested restricted stock awards.

     f) Accrued compensation of $612,000 relating to restricted stock awards.

     g) Collections of $119,000 on notes receivable for Common Stock.

     h) Other comprehensive losses of $497,000 for the nine months ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

     The Company's total assets declined more than $136 million, from $910.3 million at December 31, 2000 to $774.1 million at September 30, 2001. The decline was substantially due to (i) a $74 million reduction in cash arising principally from significant payments of prior year incentives in early 2001;
(ii) a $47 million decline in receivables; and (iii) a $32 million decline in real estate interests resulting from the sale of real estate properties developed by the Company.

     Liabilities decreased more than $130 million, from $501.5 million at December 31, 2000 to $371.1 million at September 30, 2001. This decrease reflects the aforementioned payment of year 2000 accrued incentives and a $28 million reduction in commissions payable, consistent with the decline in receivables. Also contributing to the decline in liabilities was the retirement of $33 million of real estate mortgage notes payable upon the sale of real estate properties developed by Insignia. Stockholders' equity decreased almost $6 million to approximately $403 million at September 30, 2001, primarily as a result of a $8.4 million net loss for the nine months of 2001. Also affecting stockholders equity were stock issuance's of $4 million and the payment of $1 million in preferred stock dividends during 2001.

RESULTS OF OPERATIONS

     The Company's operating performance for 2001 has been characterized by an exceptionally strong first quarter, followed by second and third quarters that suffered from the effects of a softening U.S. economy and the tragic events of September 11, 2001. In particular, the U.S. commercial real estate operations have been adversely affected in 2001 by a "wait and see" attitude adopted by many businesses in light of the growing economic uncertainty, which has been exacerbated by the incidents on September 11th. No operating unit has been immune to the effects of the events on September 11th as business activity in all service areas and across all geographic boundaries was stalled, delayed or in some cases cancelled following September 11th. As a result, the Company's results for the first nine months of 2001 lagged behind the exceptionally robust results achieved during the same period of 2000. For the first nine months of 2001, service revenues declined to $569.5 million from $599.9 million for the same period of 2000. Reported Net EBITDA was more significantly affected, declining 38% for the nine months of 2001 to $32.2 million, down from $51.8 million for the same period of 2000.

     The Company's operating results for the third quarter of 2001 were predictably poor, reflecting the combined effects of the above mentioned events of September and the weakening U.S. and global economies. For the third quarter of 2001, service revenues declined to $176.8 million from $202.3 million for the same period in 2000. Net EBITDA for the third quarter of 2001 totaled a modest $6.3 million, compared to $19.9 million for the third quarter of 2000. Transaction levels in 2001 for U.S. commercial leasing and New York residential sales and rentals continue to be adversely affected by these uncontrollable events. Further, the Company's European operations began to feel the effects of the geographically expanding economic slowdown during the third quarter of 2001 as EBITDA production tapered off from the red hot transaction levels experienced in 2000, particularly in the U.K.

    Net EBITDA and pre-tax earnings for the nine months of 2001 were lowered by the second quarter $1.5 million one-time charge for unrecovered costs stemming from an indemnity claim against the sellers from whom Insignia acquired Realty One. In July 2001, Insignia reached a settlement with the sellers of Realty One, who had agreed to indemnify the Company from a lawsuit pre-dating Insignia's acquisition of Realty One in 1997. Conversely, pre-tax earnings for the third quarter and nine months of 2000 were materially enhanced by a one-time $19.1 million gain from proceeds due under a key-man life insurance policy.

     Earnings for the third quarter and nine months of 2001 included pretax impairment write-offs of $1.8 million and $8.9 million, respectively, of remaining third-party Internet-based business investments, representing capital committed by Insignia predominantly in 1999 and 2000. Results for 2000 included pretax Internet operating losses and write-offs totaling $3.6 million in the third quarter and $16.8 million for the nine months (net of minority interests and a gain from the sale of an Internet investment).

     The Company posted a net loss of $4.5 million ($0.21 per diluted share) for the third quarter of 2001, compared with net income of $23.8 million ($0.98 per diluted share), for the same period of 2000. For the nine months of 2001, the Company incurred a net loss of $8.4 million ($.042 per diluted share) compared to net income of $18.3 million ($0.75 per diluted share) for the third quarter of 2000 (before the cumulative effect of accounting change).

     The $30.4 million cumulative effect of the SAB 101 accounting change at January 1, 2000 resulted in a reported net loss of $12.2 million ($0.50 per diluted share) for the first nine months of 2000. It is important to note that the lowering effect of SAB 101 adoption on 2000 net earnings solely represented a modification in the timing of recognition for leasing revenues and had no impact on cash flow from operations.

        Despite the poor financial performance of the second and third quarters of 2001 and the challenging and unpredictable times facing the real estate industry, the Company remains optimistic in its ability to deliver solid results for the 2001 year as a whole. The fourth quarter should represent the Company's strongest quarter of 2001, although it cannot be expected to fully mitigate the soft performance of the second and third quarters. The Company is already experiencing a resurgence in transactional activity in the early stages of the fourth quarter, particularly in New York commercial property services. This expected improvement stems in part from the completion of transactions delayed by general business disruption in September and relocation of displaced companies that occupied space in the World Trade Center.

     It is noteworthy to add that the Company remains extremely cognizant of the importance of expense management, particularly in trying times like these. To this end, the Company has already implemented cost cuts, salary freezes and hiring freezes and other cost containment programs that eliminate more than $15 million of fixed overhead on an annualized basis, including base salary reductions of 10% for most members of senior management. Prudent cost control is a high priority that will aid in augmenting the Company's operating performance for the remainder of 2001 and into the next year.

     In addition to net income, Insignia uses EBITDA (defined as real estate services revenues less direct expenses and administrative costs) and Net EBITDA (defined as income before depreciation, amortization, income taxes and non-recurring one-time charges) as indicators of the Company's financial performance. As compared to net income, these measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangibles and other non-recurring charges. Neither EBITDA nor Net EBITDA, as disclosed above, should be construed to represent cash provided by operations pursuant to accounting principles generally accepted in the United States ("GAAP"), as neither is defined by GAAP. Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. The Company's results of operations are more fully discussed below.

     The following table sets forth financial data derived from the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, respectively.

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30                      SEPTEMBER 30
                                                             ------------                      ------------
                                                         2001             2000             2001           2000
                                                         ----             ----             ----           ----
                                                                             (In thousands)
REAL ESTATE REVENUES
     United States commercial                       $     87,390      $   102,140       $  314,965     $  329,938
     International commercial                             27,588           35,953           84,450         91,133
     Residential                                          61,806           64,250          170,071        178,845
                                                   ----------------  ---------------   -------------  -------------
         Total real estate revenues                      176,784          202,343          569,486        599,916
                                                   ----------------  ---------------   -------------  -------------
COSTS AND EXPENSES
     Real estate services                                167,954          179,032          526,408        537,191
     Indemnity settlement                                     --               --            1,500             --
     Administrative                                        2,399            3,757            8,781         11,563
                                                   ----------------  ---------------   -------------  -------------
EBITDA - REAL ESTATE SERVICES (1)                          6,431           19,554           32,797         51,162

     Real estate FFO(2)                                    1,807              998            4,830          2,911
     Interest and other income                             1,380            1,854            4,919          4,666
     Foreign currency gains                                   17            1,167              356          2,448
     Interest expense                                     (3,385)          (3,629)         (10,681)        (9,417)
                                                   ----------------  ---------------   -------------  -------------
NET EBITDA(1)                                              6,250           19,944           32,221         51,770
     Applicable income tax (provision) benefit             3,377           (4,021)           2,904        (10,531)
                                                   ----------------  ---------------   -------------  -------------
AFTER TAX NET EBITDA                                       9,627           15,923           35,125         41,239

     Gains on sale of real estate                            161              391              625          3,203
     Tax on real estate                                      (64)            (156)            (250)        (1,281)
     Depreciation - FF&E                                  (4,875)          (3,193)         (13,971)        (8,947)
     Amortization of intangibles                          (6,342)          (6,533)         (20,020)       (19,310)
     Depreciation - real estate                           (1,821)          (1,299)          (4,164)        (3,629)
                                                   ----------------  ---------------   -------------  -------------
INCOME (LOSS) FROM REAL ESTATE OPERATIONS                 (3,314)           5,133           (2,655)        11,275

   Life Insurance Proceeds                                    --           19,100               --         19,100
   Internet-based businesses                                  --           (1,047)              --        (13,423)
   Provision for loss of Internet investments             (1,779)          (2,294)          (8,920)        (2,294)
   Internet depreciation                                      --             (212)              --         (1,049)
   Benefit for income taxes                                  623            3,110            3,126          4,657
                                                   ----------------  ---------------   -------------  -------------
                                                          (1,156)          18,657           (5,794)         6,991
                                                   ----------------  ---------------   -------------  -------------
NET INCOME (LOSS) (3)                               $     (4,470)     $    23,790       $   (8,449)    $   18,266
                                                   ================  ===============   =============  =============

(1) EBITDA and Net EBITDA, as disclosed above, should not be construed to represent cash provided by operations determined pursuant to GAAP. These measures are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. As compared to net income, the EBITDA and Net EBITDA measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management believes that the presentation of these supplemental measures enhance a reader's understanding of the Company's operating performance as they provide a measure of generated cash.

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

Commercial Real Estate Services

     Insignia's commercial real estate service operations include Insignia/ESG in the United States, IRE in the United Kingdom and other businesses in Germany, Italy, Belgium, the Netherlands, Spain, Asia and Latin America. These businesses collectively produced results for the third quarter and nine months of 2001 which was well below the Company's expectations and the results achieved for the same periods of 2000. Activity levels, particularly in third quarter, lagged behind the robust levels in 2000 as both the U.S. and Europe began to feel the full effects of economic slowdown. The poor performance in the third quarter 2001 was magnified by the disruption of the normal business pattern following the tragic attacks on the U.S. in September. The Company's third quarter is typically characterized by the development of business during the months of July and August followed by transaction closings generally after Labor Day. Predictably, the vast majority of scheduled transaction closings for September were lost, particularly in New York commercial services. Accordingly, the commercial businesses collectively produced service revenues of $115 million and EBITDA of $4 million for the third quarter of 2001, versus $138.1 million of revenues and $16.9 million of EBITDA for same quarter of 2000. For the nine months of 2001, commercial services generated $399.4 million of service revenues and $33.9 million of EBITDA, down slightly from $421.1 million and $48.1 million, respectively, for the same period of 2000.

     In the U.S., commercial services of Insignia/ESG generated service revenues of $87.4 million and EBITDA of $2.9 million, representing a revenue decline of 14% from $102.1 million and an EBITDA decline of 66% from $9.4 million, compared to the third quarter of 2000. For the nine months of 2001, U.S. commercial services produced service revenues of $315 million, a 5% decline from $329.9 million in 2000, and EBITDA of $27.2 million, down 22% from $34.6 million in 2000. Again, the performance of U.S. commercial services for the third quarter and nine months of 2001 has been hampered by general economic uncertainty and the deferral of major transactions originally slated to close in September. While most of those transactions were not related to the terrorist incidents, they were caught in the general business disruption of post September 11th.

     Results for European operations declined in the third quarter of 2001, compared to 2000, as the economic slowdown in the U.S. expanded geographically and began to impact the U.K. and mainland European markets. European revenues and EBITDA for the third quarter of 2001 dropped to $26.5 million and $2.4 million, respectively, compared to $35.9 million and $7.5 million. For the nine months of 2001, European operations generated $81.9 million of service revenues and $9.5 million of EBITDA, compared to $91.1 million and $13.5 million for the same period of 2000. The Company's U.K. operation continued to generate the substantial majority of Europe's production, with generated service revenues and EBITDA of $73.8 million and $2.3 million, respectively. For the comparable third quarter of 2000, the U.K. business produced service revenues and EBITDA of $31.7 million and $6 million, respectively. For the nine months of 2001, U.K. operations produced service revenues of $73.8 million and EBITDA of $8.6 million, compared to revenues of $85.1 million and EBITDA of $12.9 million for the same period of 2000. Although market activity has fallen, as anticipated, below the exceptionally high levels of 2000, the U.K. and mainland European businesses continued to outperform expectations for the nine months of 2001.

     The Company's start-up commercial operations in Asia and Latin America, launched in 2000 and early 2001, respectively, incurred combined EBITDA losses in 2001 of $1.2 million for the third quarter and $2.8 million for the nine months. These losses remain in line with the Company's expectations for their initial start-up periods. The Company anticipates positive contributions from these operations beginning in 2002.

Real Estate Principal Investment Activities

     The Company's real estate principal investment operations continue to represent a bright spot for the Company, as overall performance for the third quarter and nine months of 2001 exceeds the levels experienced during the same periods of 2000. Principal investment operations reported marked improvement in Funds From Operations ("FFO") for the third quarter and nine months of 2001, compared to 2000. FFO rose 81% to $1.8 million for the third quarter of 2001 and 66% to $4.8 million for the nine months of 2001, demonstrating continued strong performance of the Company's co-investment property portfolio, despite the deepening economic slowdown in the U.S., and a decrease in the number of property sales (compared to 2000). FFO is defined as income or loss from real estate operations before depreciation, gains or losses on property sales and provisions for impairment. This measure is not defined by GAAP and the Company's usage of this term may differ from other companies' usage of the same or similar terms. The Company believes this supplemental disclosure provides a measure of cash generated by property operations.

     The Company's co-investment and development assets generated equity earnings of $234,000 and $1.3 million for the third quarter and nine months of 2001, respectively. For the same periods of 2000, these operations produced equity earnings of $250,000 and $2.9 million, primarily as a result of gains realized from sales of co-investment properties. For the nine months of 2001, pretax gains from property sales totaled a modest $625,000, compared to pretax gains totaling $3.2 million for the nine months of 2000. Sales of investment assets are sporadic and the timing of such sales is not easily predicted.

Residential Real Estate Services

     The Company's residential real estate services are provided through Insignia Douglas Elliman, Realty One and Insignia Residential Group. Results from residential real estate services in 2001 remain off from 2000's exceptionally strong pace, particularly in the New York co-op and condo market. Total service revenues declined 4% to $61.8 million for the third quarter of 2001, compared with $64.3 million for the same period of 2000. Residential EBITDA declined to $4.8 million for the third quarter of 2001, compared with $6.4 million for the third quarter of 2000. For the nine months of 2001, residential revenues totaled $170.1 million, compared with $178.9 million in the same period of 2000, while EBITDA was $9.2 million versus $14.6 million a year earlier. The 2001 residential performance has been characterized by a modest rebound in both Realty One's single-family brokerage and mortgage origination business and Insignia Residential Group's coop management business and material erosion in sales activity levels at Insignia Douglas Elliman.

     Insignia Douglas Elliman generated service revenues and EBITDA of $24.9 million and $2 million, respectively, for the third quarter of 2001, down from $29.3 million and $3.2 million, respectively, for the third quarter of 2000. Overall business activity lagged behind last year's strong third quarter, with gross transaction volume falling 10% to $677 million in the third quarter of 2001, down from $756 million for the same period of 2000. The average sales price declined slightly in the third quarter of 2001 to approximately $839,000 from $862,000 in 2000, reflecting the softer sales market. For the nine months of 2001, Insignia Douglas Elliman produced service revenues of $72.6 million and EBITDA of $4.9 million, respectively, representing a revenue decline of 14% from $84.6 million and an EBITDA decline of 55% from $11 million in 2000. Activity levels for the nine months of 2001 reflected a 15% decline in gross transaction volume to $1.9 billion, compared to 2000. In contrast, average sales prices increased 1% to $833,000 for the nine months of 2001 from $822,000 in 2000.

     Realty One's operating performance rebounded during the first nine months of 2001, compared to the sub-par 2000, fueled by declining interest rates which boosted home sales and mortgage origination activity. For the nine months of 2001, total transaction volume increased 4% to $2.3 billion and the average sales price increased 3% to $160,000, compared to 2000. Lower interest rates continued to fuel heavy re-financing activity in the Company's mortgage finance unit, First Ohio Mortgage Corporation. As a result, total mortgage origination volume grew 25% to $312 million for the nine months of 2001, compared to 2000. For the nine months of 2001, Realty One reported improved results over 2000 with service revenues up 5% to $77.8 million and EBITDA up 10% to $3.5 million. For the third quarter of 2001, total transaction volume increased 4% to $893 million and the average sales price increased 1% to $161,000, compared to 2000. Total mortgage origination volume grew 26% to $106.3 million for the third quarter of 2001, compared to 2000. As a result, Realty One revenues increased 7% to $30.5 million in the third quarter of 2001, compared to 2000.

     Insignia Residential Group contributed positively to residential profits with EBITDA of $138,000 for the third quarter and $775,000 for the nine months of 2001, representing improvement of 13% and 79%, respectively, over 2000. These improvements in EBITDA were achieved in part through the implementation of a reorganization plan that called for the termination of non-profitable property management engagements and prudent expense reductions. Another noteworthy contributing factor to the improved performance was Insignia Residential Group's second quarter 2001 engagement as property manager and leasing agent for Peter Cooper Village and Stuyvesant Town, a 12,000 unit apartment portfolio in Manhattan.

Internet

     Internet losses continued to adversely affect net income in the third quarter and nine months of 2001 despite the termination of all internal internet-based initiatives and the curtailing of all material third-party investment in Internet companies in 2000. The Company's results for the third quarter of 2001 included pre-tax write-downs of $1.8 million in seven of the Company's remaining third-party Internet-based business investments. For the nine months of 2001, Internet write-downs in thirteen investments amounted to an aggregate $8.9 million.

     For 2000, net pre-tax Internet losses and impairment write-offs totaled $3.6 million and $16.8 million (including applicable depreciation) for the third quarter and nine months, respectively. These losses included $9.3 million attributable to EdificeRex operations for the first half of 2000 and operating losses of $2.0 million and $5.9 for the third quarter and nine months of 2000 attributable to the development of the PowerChooser Internet exchange and other internal Internet initiatives. In addition, the third quarter and nine months of 2000 included a $2.3 million write-off of an investment in a private Internet-based business and a one-time gain of $888,000 on the sale of the Company's equity investment in Homestore.com. EdificeRex represented the Company's first internally developed Internet-based business, which was de-consolidated in the third quarter of 2000 due to a restructuring that reduced the Company's voting interest below 50%. The PowerChooser development and all other internal Internet initiatives were abandoned in 2000.

Other Items Affecting Net Income

     Administrative expenses declined 36% to $2.4 million for the third quarter of 2001 and 24% to $8.8 million for the nine months of 2001, as compared to the same periods of 2000. These administrative expense reductions are primarily attributable to sharply lower incentive compensation compared to 2000 and prudent expense management. As an example, 10% reductions in annual base compensation for senior management is being applied over the second half of 2001.

     Interest and other income declined 26% to $1.4 million and increased 5% to $4.9 million, respectively, for the third quarter and nine months of 2001, as compared to 2000. Interest income for the third quarter of 2001 was affected by lower interest rates and modest cash levels, as compared to 2000. Conversely, interest earnings for the nine months of 2001 was enhanced by higher average cash holdings in 2001, particularly during the first quarter prior to payment of incentives for the 2000 year.

     Interest expense declined 7% to $3.4 million in the third quarter of 2001 as a result of material declines in borrowing rates. For the nine months of 2001, interest expense increased 13% to $10.7 million reflecting higher average borrowings compared to 2000.

     Depreciation expense (excluding property depreciation) rose 43% to $4.9 million for the third quarter of 2001 and 40% to $14 million for the nine months of 2001, compared to 2000. The increases are attributed to more than $60 million in capital improvements over the past two years for new information technology platforms and leasehold improvements in connection with the upgrade and relocation of offices in key U.S. markets.

     Amortization of intangibles decreased 3% to $6.3 million for the third quarter of 2001 due to certain intangibles becoming fully amortized during 2001. Conversely, amortization of intangibles increased 4% to $20 million for the nine months of 2001 primarily as a result of payments in 2001 for achieved contingent earnouts and acquisitions substantially comprised of purchased intangibles.

     Income taxes for the three and nine months of 2001 reflected tax benefits of $3.9 million and $5.8 million, respectively, due to pre-tax operating losses incurred in those periods. Conversely, the same periods of 2000 included income tax expense due to the reported levels of pre-tax income; however, the level of income tax is lowered by the non-taxable nature of the $19.1 million gain from life insurance proceeds.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its unrestricted cash on hand, available credit under its credit facilities and cash provided by operations and investment activities. The Company utilizes cash holdings and available credit for general corporate purposes, expansion of the service platform through acquisitions and office expansion and to fund ongoing principal investment initiatives.

     Unrestricted cash at September 30, 2001 totaled $50.1 million, representing a significant decline from $124.5 million at December 31, 2000. Unrestricted cash at December 31, 2000 included approximately $75 million of funds used in early 2001 for payment of 2000 incentive compensation and more than $22 million utilized to secure loan notes issued in satisfaction of the remaining purchase consideration for the U.K. businesses. The Company's total debt at September 30, 2001 and December 31, 2000 was comprised of the following:

                                            SEPTEMBER 30,       DECEMBER 31,
                                                2001                2000
                                                ----                ----
                                                     (In thousands)
Credit facility borrowings                    $ 134,000           $ 122,350
Cash-secured acquisition indebtedness            25,436               6,219
Other debt of subsidiaries                        8,235               7,213
                                            ---------------------------------
     Total notes payable                        167,671             135,782

Mortgage warehouse line of credit                12,527               9,502
Real estate mortgage notes payable               15,796              48,369
                                            ---------------------------------
     TOTAL DEBT                               $ 195,994           $ 193,653
                                            =================================

     The real estate mortgages, mortgage warehouse line and cash-secured acquisition indebtedness are all self-liquidating from the related assets. Other debt of $142 million at September 30, 2001 (together with approximately $12.3 million in letters of credit supporting real estate investments) represents the outstanding obligations under facilities aggregating approximately $245 million. In May 2001, Insignia completed a renewal and expansion of its revolving credit facility, resulting in a new three-year $230 million credit facility. With the expanded facility, the Company had nearly $100 million in unused borrowing capacity available for acquisitions and general corporate purposes. The Company remains comfortably above all required covenant levels despite the effects of the further weakening U.S. and European economies during 2001.

     Cash used in operating activities totaled $45.9 million for the first nine months of 2001, compared to positive cash flows totaling $14.6 million for the same period of 2000. Cash from operations in 2001 is negative as a result of payment in the first quarter of 2001 of incentive compensation earned in 2000. Cash flows from investing and financing activities for the nine months of 2001 were characterized by lower levels of real estate investment and capital expenditures (compared to 2000), coupled with $40 million in proceeds from the sale of two real estate properties developed by Insignia and the corresponding payoff of $33 million of real estate debt financing their development.

     Capital expenditures totaled $11.5 million for the nine months of 2001 and are expected to exceed $15 million for the 2001 year. The Company believes that its cash on hand, available credit and anticipated cash flows from operations and investment activities are sufficient for its short term and long term operating and capital requirements.

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

     The Company has adopted SFAS No. 141 for all business combinations completed after July 1, 2001 and will fully implement SFAS No. 141 and SFAS No. 142 beginning in the first quarter of 2002. Initial impairment tests of goodwill and other intangible assets with indefinite lives required by the Statements will be completed, with any measured impairment recorded through earnings as a cumulative effect of a change in accounting principal, during the first quarter of 2002. The Company's current policy for measuring goodwill impairment is based on an undiscounted cash flow basis and that method does not indicate any impairment. Amortization of goodwill for the three and nine months of 2001 totaled approximately $5.1 million and $14.6 million, respectively. Elimination of this amortization would have improved diluted earnings per share for these 2001 periods by $0.23 and $0.67, respectively, before applicable tax effects. Under the provisions of SFAS No. 142, it is possible that amounts currently carried as goodwill or other identified intangibles could be re-characterized and reclassified upon implementation of the Statement in 2002. Insignia does not expect to conclude an analysis of such reclassifications before the end of 2001. Accordingly, the potential impact of SFAS No. 142 on net income is uncertain.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". It also supersedes the accounting and reporting of APB Opinion No. 50 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Company.

IMPACT OF INFLATION AND CHANGING PRICES

     Inflation has not had a significant impact on the results of operations of Insignia in recent years and is not anticipated to have a significant impact in the foreseeable future. Insignia's exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations, real estate property values and foreign currency fluctuations affecting operating results in Europe, Asia and Latin American.

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

     Recent economic trends in 2001 have been characterized by general slowdowns in commercial leasing volume in the U.S. and European markets and New York residential sales volume. Despite the effects of a weakening economy on the Company's operations, commission fees and property values have not been materially adversely affected in 2001. Continual declines in interest rates throughout 2001 have contributed to the improved operations of Realty One compared to the same period of 2000.

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

     Consistent with the industry in general, the commercial services segment has historically experienced its lowest quarterly operating results in the first quarter of each year as a result of the desire of clients to complete transactions by calendar year-end. This phenomenon generally results in higher revenues and income in the last half of the year and a gradual slowdown in transactional activity and corresponding operating results during the first quarter. Neither the 2001 nor 2000 years have followed this typical seasonal pattern. As evidence, second quarter of 2000 was abnormally robust and even surpassed the good third quarter of that year. In 2001, the Company realized its best ever first quarter, yet produced much lower second and third quarters than the preceding year due to the deteriorating effects of economic slowdown on transaction volume.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk
--------------------------------------------------------------

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

     The Company's interest income and expense are most sensitive to the changes in the general level of interest rates. In this regard, changes in interest rates affect the interest earned on the Company's cash equivalents and short-term investments as well as interest paid on its debt. Interest rates are sensitive to many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. A 100 basis point change in interest rates at current cash and debt levels would have an estimated annual net impact of approximately $1 million on the Company's results of operations. Additionally, changes in interest rates can have a material effect on Realty One's home brokerage and mortgage origination business in northern Ohio.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 12 - "Material Contingencies" in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     The Annual Meeting of Stockholders of the Company was held on May 23, 2001, at 9:00 a.m., Eastern Time, to vote on the following items:

1. Election of three nominees for election to the Company's Board of Directors, each for a term of three years expiring in 2004, all of which were elected.

                                 NUMBER OF             NUMBER OF             NUMBER OF       % OF VOTES
            NAME             SHARES APPROVING       SHARES WITHHELD      BROKER NON-VOTES       CAST
      --------------------------------------------------------------------------------------------------
      Andrew L. Farkas          16,330,424              779,948                 --              95.4%
      Stephen B. Siegel         16,330,500              779,872                 --              95.4%
      Stephen M. Ross           16,777,743              332,629                 --              98.1%

2. Ratification of appointment of Ernst & Young, LLP as the Company's independent auditors for the year ending December 31, 2001.

                                   NUMBER OF       % OF VOTES
                                     SHARES            CAST
                                --------------------------------
      For                          17,080,173         99.8%
      Against                          17,054
      Withheld                         13,145
      Broker Non-Votes                     --
                                -------------
                                   17,110,372
                                =============


There were no other matters brought to a vote before the security holders.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     a)  Exhibits

         10.2(a) Amendment to Employment Agreement, effective as of August 3, 2001, by and among Insignia and Ronald Uretta.

     b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

         1. Form 8-K dated and filed August 28, 2001, disclosing the announcement that Insignia entered into a definitive agreement to acquire Groupe Bourdais, headquartered in Paris, France.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INSIGNIA FINANCIAL GROUP, INC.



                                        By: /s/Andrew L. Farkas
                                            ------------------------------------
                                            Andrew L. Farkas
                                            Chairman and Chief Executive Officer




                                        By: /s/James A. Aston
                                            ------------------------------------
                                            James A. Aston
                                            Chief Financial Officer