Form 10-K
period 2001-12-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2002-03-21
CIK 1067462

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                        --------------------------------

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

                        --------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 1, 2002, there were 22,892,356 shares of common stock outstanding. Based on the reported closing price of $10.58 per share on the New York Stock Exchange on such date, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $200 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.


================================================================================

                                     PART I

ITEM 1 - BUSINESS

ORGANIZATION

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is an international real estate services company with market leading operations in the United States, the United Kingdom and France, as well as other growing operations in continental Europe, Asia and Latin America. Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 984-8033.

     Insignia's real estate service businesses specialize in commercial leasing, sales brokerage, corporate real estate consulting, property management, property development and re-development, apartment brokerage and leasing, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. Insignia's real estate service businesses include the following: Insignia/ESG, Inc. (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Insignia Bourdais (French commercial real estate services; acquired in December
2001), Insignia Douglas Elliman (apartment brokerage and leasing) and Insignia Residential Group, Inc. (condominium and cooperative apartment management). Insignia also offers commercial real estate services in other key markets throughout continental Europe, Asia and Latin America in the following locations: Madrid, Spain; Frankfurt, Germany; Milan, Italy; Brussels, Belgium; Dublin, Ireland; Belfast, Northern Ireland; Amsterdam, the Netherlands; Tokyo, Japan; Hong Kong, Beijing and Shanghai, China; Bangkok, Thailand; Mumbai, Hyderabad, Chennai and New Delhi, India; Manila, Philippines; and Mexico City, Mexico.

     In addition to traditional real estate services, Insignia deploys its own capital, together with the capital of third party investors, in principal real estate oriented ventures, including co-investment in existing property assets, real estate development and managed private investment funds. In addition to venture related investment returns, Insignia generates revenues from fee-based services provided to these minority owned real estate investment entities.

     With the December 2001 acquisition of Insignia Bourdais in France, Insignia now enjoys an unrivaled position in the New York-London-Paris axis. These cities represent key centers for international investing and global corporate headquarters. In addition, Insignia enjoys a unique position in New York, where it is the preeminent service provider of real estate services in New York City through market leading positions of Insignia/ESG in commercial real estate services and Insignia Douglas Elliman and Insignia Residential Group in residential real estate services. The Company's real estate services operations and real estate principal investment activities are more fully described below.

REAL ESTATE SERVICES

Commercial Real Estate Services

     The Company's commercial real estate services are performed through Insignia/ESG in the United States, Insignia Richard Ellis in the United Kingdom, Insignia Bourdais in France and other subsidiaries in continental Europe, Asia and Latin America. Insignia Bourdais, headquartered in Paris, France, is the new name of the recently acquired Groupe Bourdais and is a leading real estate service provider in France. The Company's commercial services operations generated aggregate service revenues of $618.5 million in 2001, representing 84% of the Company's total service revenues for the year. The 2001 results do not include any contribution from Insignia Bourdais, which commenced operations as a part of the Insignia group beginning in January 2002. For the 2001 calendar year, Groupe Bourdais generated revenues and pre-tax earnings of approximately $39 million and $5 million, respectively.

     United States

     The Company's U.S. commercial real estate services operations commenced in 1991. The move into full-service brokerage commenced in 1996 with the acquisition of Edward S. Gordon Company Incorporated and subsequent expansion of brokerage operations nationwide. All commercial real estate services in the U.S. are rendered under the Insignia/ESG brand. Through Insignia/ESG, the Company is among the leading providers of commercial real estate services in the U.S. with a leadership position in the New York metropolitan marketplace and a significant presence in other major markets, including Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and Miami. The Company's growth in the late 1990's was fueled largely by acquisitions of regional commercial real estate service companies. Domestic growth over the past two years has been achieved predominately through the organic expansion of Insignia/ESG's client base. In 2001, Insignia acquired Baker Commercial Realty Inc., a leading service provider in the Dallas marketplace. The Baker Commercial Realty operations have been combined with the existing Insignia/ESG local operations - augmented by recruitment of superior new talent in tenant representation and property services - to significantly fortify the Company's presence in the greater Dallas area.

     Insignia's U.S. commercial real estate services operation represents the Company's largest business unit, accounting for approximately 68% of the Company's total service revenues for the 2001 year. U.S. commercial service operations generated service revenues of approximately $498.1 million in 2001, relatively unchanged from $500.2 million in 2000 - an exceptionally strong year
- and up from $389.2 million in 1999.

     The Company provides a broad spectrum of commercial real estate services throughout the U.S. to corporations and other major space users, property owners and investors. These services include tenant representation, property leasing and management, property acquisition and disposition services, investment sales, mortgage financing, equity co-investment, development, redevelopment and corporate real estate consulting services. The Company serves tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. During 2001, the Company completed U.S. sales and leasing transactions valued at approximately $33 billion, including more than $4.3 billion of commercial property sales and financing transactions. Insignia/ESG's major corporate clients include JP Morgan Chase, Lehman Brothers, The New York Times Company, Marsh & McLennan, Empire Blue Cross Blue Shield, Deutsche Bank, Metropolitan Life Insurance, and Credit Suisse First Boston. The Company provides services for approximately 235 million square feet of commercial real estate including 161 million square feet of office properties, 55 million square feet of industrial properties, 15 million square feet of retail properties and 4 million square feet of mixed-use properties. The Company's 20 largest institutional clients account for approximately 40% of its national property services revenues. These clients include The Irvine Company, Metropolitan Life Insurance Co., Teachers Insurance and Annuity Association, JP Morgan Chase, and UBS Brinson.

     During 2001, Insignia/ESG sustained its market-leading position in New York City with responsibility for 22 of Manhattan's 50 largest office-leasing transactions, including the top two, according to a list published in the February 2002 issue of Crain's New York Business. This represents the fifth consecutive year that Insignia/ESG held the number one position in this survey.

     The Company prides itself on the consistent, high-quality delivery of its services across geographic markets, property types and disciplines. The Company is active to varying degrees in 56 U.S. markets, including markets in which it has affiliate relationships with local service providers. Affiliate relationships are established in secondary markets where Insignia wants to offer services for its multi-market clients without owning the local operations. The Company currently has affiliations in the Richmond, Baltimore, Pittsburgh and Seattle markets. In addition, specialized divisions within the U.S. commercial services business include Capital Advisors (investment sales and financing activities), Hotel Partners (hotel/hospitality brokerage services), Multi Housing Properties (sales and financing of multifamily properties) and the Development Group (fee-based development and redevelopment services).

     The Company's reputation and success throughout the U.S. serves as the primary catalyst for growth and expansion of commercial real estate services both domestically and internationally. The Company's growth strategy combines targeted acquisitions of companies that offer complementary skill sets as well as the expansion of servicing capabilities in select markets through broker recruitment initiatives. Expansion is primarily focused on first tier markets (those comprising 75 million square feet or more) and secondarily on opportunities in second tier U.S. and international markets (those comprising 25 million to 74 million square feet). Since the late 1990s, the Company has expanded its U.S. commercial real estate services organization significantly through acquisitions in Chicago, Philadelphia, Boston, Washington, DC, and Dallas and has expanded its service capabilities in Los Angeles, San Francisco, Atlanta and Miami through office openings and broker hiring initiatives.

     United Kingdom and Continental Europe

     The Company's European businesses consist of commercial real estate operations in the United Kingdom, France, Germany, Italy, Belgium, Spain, Ireland and the Netherlands. European operations, which accounted for 16% of Insignia's total service revenues in 2001, produced approximately $116.4 million in service revenues for the 2001 year. The European operations concluded sales and lease transactions valued in excess of $14.3 billion during 2001. For the 2000 and 1999 years, Insignia's European operations generated service revenues of $141.8 million and $108.6 million, respectively. For 2001, the British pound continued to represent the sole foreign currency of a material business operation, as more than 90% of Insignia's foreign operations were derived in the U.K. in 2001 and 2000. The continental European businesses contributed positive results for 2001 with more than $10.5 million of service revenues, representing 10% growth over 2000.

     The Company's European operations were enhanced materially with the December 2001 acquisition of Groupe Bourdais, one of France's premier real estate service companies. Groupe Bourdais adopted the name Insignia Bourdais from the date of closing.

Insignia Bourdais has five offices in the greater Paris region. The Company also maintains offices in the Aix-en-Provence, Lyon and Marseille markets and has affiliate relationships in 20 additional markets throughout France. Insignia Bourdais's major clients include AOL Time Warner, Siemens, GE Capital, France Telecom, Unibail, Renault and Groupe AMA. For the calendar year 2001, the French business completed sales and leasing transactions valued in excess of $685 million. The addition of Bourdais to the Insignia family provides the Company with an unparalleled leadership position in three of the world's foremost international business capitals - New York, London and Paris - and is expected to lead to increased cross-market business activity among continental Europe, the United Kingdom and the United States. The Company's unique competitive position in the U.K., France and the U.S. is central to its global strategy. Almost half of the Fortune global 500 companies are headquartered in these three countries, and the U.K. and France account for 40% of all direct foreign investment capital flowing into the U.S.

     The Company's U.K. subsidiary, Insignia Richard Ellis, is among the three largest commercial real estate service providers in the United Kingdom. Through Insignia Richard Ellis, the Company provides extensive coverage of the entire United Kingdom market through full-service offices in London, Glasgow, Birmingham, Leeds, Manchester, Liverpool and Jersey, and holds a minority equity interest in an Irish real estate services company with offices in the Republic of Ireland and Northern Ireland. The Company's U.K. operation provides broad-ranging real estate services, including agency leasing, tenant representation, investment sales and financing, consulting, project management, appraisal, zoning and other general property services. The major income components are agency leasing, tenant representation, investment sales and financing and valuation consulting.

     Insignia Richard Ellis directs the Company's European expansion. The U.K. operation spearheaded the acquisition of Groupe Bourdais as well as the establishment of service operations in Frankfurt, Germany, Milan, Italy, Brussels, Belgium, Madrid, Spain and Amsterdam, the Netherlands since 1998.

     Asia and Latin America

     The Company commenced operations in Asia in late 2000 with the establishment of an office in Tokyo, Japan and the acquisition of Brooke International, a Hong Kong based commercial real estate services company (founded in 1988). Insignia augmented its Asian reach in April 2001 with the acquisition of Brooke International's affiliated operations in India. The Brooke businesses now operate under the Insignia Brooke name and collectively employ approximately 190 real estate professionals and support personnel in eleven offices in Hong Kong, China, Thailand, the Philippines and India.

     The Company extended its service capability into Latin America with the March 2001 acquisition of Grupo Inmobiliario Inova ("Inova"). Inova, headquartered in Mexico City and founded in 1992, is a commercial real estate service company that provides acquisition advisory and due diligence services, project coordination and supervision, real estate valuations, tenant representation, asset management and strategic advisory services. Inova now operates as Insignia/ESG de Mexico and conducts business throughout the major markets in Mexico and other leading business centers of South America, including Buenos Aires, Rio de Janeiro and Sao Paulo.

     Insignia Brooke along with the Japan operation and Insignia/ESG de Mexico represent the Company's strategic platforms of choice from which to serve existing clients in Asia and Latin America. They are expected to create increasing international cross-selling opportunities with the U.S., the U.K. and other European operations. The Asian and Latin American businesses remained in the start-up mode during 2001, incurring operating losses of an aggregate $3.9 million for the year. Insignia expects further losses in Asia and Latin America in the first half of 2002, but expects to break even for the full 2002 year as these operations begin to mature and benefit from their access to the Company's global network of clients.

Services

     The full range of commercial services provided by the Company world-wide include the following:

     Tenant Representation-- acquisition or disposition of leased or owned space on behalf of space users

     Corporate Real Estate Consulting -- specialization in large, multi-faceted transactions (usually 50,000 square feet or more) requiring in-depth planning, analysis and execution

     Investment Sales-- sale or acquisition of all types of commercial property on behalf of owners

     Mortgage Financing -- arrangement of financing (either debt or equity) on behalf of owners of all types of commercial properties

     Agency Leasing -- marketing of available space within commercial properties on behalf of owners/landlords and the consummation of leases with tenants

     Property Management -- responsibility for the financial and operational aspects of a commercial property, which sometimes involve specialized services such as construction management, engineering or energy management

     Facilities Management -- responsibility for the delivery of services for properties owned and occupied by corporations, institutions, government agencies, hospitals, colleges and universities

     Industrial Services -- specialized services performed for the owners and/or users of manufacturing, warehouse, distribution or flex-space (combining office and industrial uses) facilities

     Multi Housing Services - sale and/or financing of income-producing multi-family housing assets

     Property Development and Redevelopment -- fee-based development and construction services for owners of office, industrial and retail properties, and the re-development/re-positioning of properties for owners looking to create enhanced value

     Real Estate Investment -- primarily through ownership in equity co-investment partnerships and development property with select clients

Market Trends

     United States

     Activity in most of the Company's U.S. markets was hampered in 2001 by the national recession, punctuated by the terrorist attacks of September 11th. These two events caused companies to become more hesitant about real estate plans, delaying or canceling new space commitments, and in many instances, putting surplus space on the market for sublease. The exception to the nationwide pullback was New York City, which saw a sudden surge of fourth quarter leasing activity precipitated by loss of the World Trade Center complex. Companies dislocated from the World Trade Center area scrambled to find replacement space on a temporary and permanent basis.

     Europe

     Activity also slowed markedly in the United Kingdom and Europe, as the U.S. recession spread globally. The same forces that affected U.S. markets - decreased corporate expansion, reduced flows of investment capital into real property and general hesitancy in an uncertain environment - became increasingly evident in Europe during the second half of 2001. This was exacerbated by the events of September 11th with global corporations deferring real estate decisions.

     The consensus forecast for the U.K. economy projects continued slowdown of overall growth in the commercial real estate sector in 2002. Economic assumptions are that the U.K. will avoid an outright recession and GDP growth will be 1% or better, due mainly to sustained retail spending and increased public expenditure. Tenant representation is expected to decline in 2002 due to increased supply, weaker demand and longer transaction periods. Investment market activity is projected to be weaker overall for 2002, although the favorable interest rate/yield gap may provide some upside in this part of the market. Consulting services, which accounts for over one-third of the Company's U.K. business, remain robust.

     In France, the real estate market for 2001 showed a marked decrease in activity levels; however, there are encouraging signs that 2002 will be more robust than 2001, though not up to the extraordinary levels of 2000. The demand/supply equation for office space is relatively stable, although rental levels remain soft. The French investment market remains a key target for international investors and this sector of the market is expected to be strong in 2002. In Germany, space released by companies from the banking and technology sectors is causing increases in office vacancy rates and corresponding declines in rental rates. Yields for office buildings are low compared to the rest of Europe; however, investment activities, mainly from local German investors, is continuing in the major cities.

     Holland is anticipating no change in office rents during 2002 compared to 2001 levels. This is due to the downturn of demand in the technology sector and economic expectations generally. Vacancy levels in the major markets are increasing fast. In 2000, vacancy levels stood at 1% to 1.5%, whereas they now stand at the 9% mark, and may increase further.

     After rapid growth in 2000 and the first half of 2001, the Italian office market stabilized following the events of September 11th and the general slowing of the world economy. The investment market remains strong with interest coming from international investors, particularly Germany, the U.S. and the U.K.

     In Spain, the weak and worsening office leasing market is expected to result in low levels of transactional activity in 2002. Generally, the retail and industrial markets are more robust than the office market, largely attributable to their early stage of evolution in the Spain.

     In Belgium, the Company began 2002 with considerable project work in backlog. Activity in the investment market is expected to be strong in 2002, remaining relatively constant with 2001 levels. The leasing market in 2002 is expected to be difficult due to a lack of demand, which is expected to adversely affect transactional activity by 10% to 15%.

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

       o entrepreneurial corporate culture, which allows it to respond quickly to opportunities

       o unique methodologies for implementing large, complex transactions

       o complete array of services, which allows it to both meet existing client needs and take advantage of cross-selling opportunities

       o extensive property services portfolio, which provides significant economies of scale

       o proven mergers and acquisitions capability to enhance and expand the platform

       o market leadership in three of the world's most important financial centers -- New York, London and Paris

       o ability to attract, retain, support and promote the highest quality, most skilled personnel in the industry

       o resources and expertise to deploy the Company's capital to create transactional and property services opportunities.

     United States

     Competition is intense in the U.S. commercial property services industry, particularly in the areas of tenant representation, agency leasing and property management. Historically, most competitors have been regional or local companies specializing in one or more aspects of the business (e.g., property management, tenant representation, etc.). However, the consolidation trend has spawned fewer, larger international competitors that are integrated across property types and disciplines. The Company competes increasingly with these full-service national competitors, including Jones Lang LaSalle, Trammel Crow, CB Richard Ellis, Cushman & Wakefield and Grubb & Ellis.

     Different factors weigh heavily in the competition for tenant representation and property services assignments. For major tenant representation assignments, competition is based on quality of services, demonstrated track record, breadth of resources, analytical skills and market knowledge. The Company has a distinct methodology for executing major tenant representation assignments, which combines brokerage and consulting disciplines. This methodology, honed in New York over the past decade, is being exported to top tier markets throughout the United States. Further, the Company has an outstanding track record in completing major tenant representation assignments. The Company, as tenant representative, has arranged major transactions over the past three years for such well-known entities as the following: JP Morgan Chase, Lehman Brothers, Credit Suisse First Boston,

Barclay's, Marsh & McLennan, Metropolitan Life Insurance, Deutsche Bank, The New York Times Company, Empire Blue Cross Blue Shield, Waterhouse Securities, Citigroup, Sidley Austin Brown & Wood and Martha Stewart Enterprises.

     As previously noted, the Company participated in the top two office-leasing transactions and 22 of Manhattan's 50 largest office-leasing transactions for the 2001 year, according to a list published in the February 2002 issue of Crain's New York Business. Insignia's creativity and transaction-structuring expertise have been recognized by a leading trade group, which annually recognizes two New York City transactions as its "Deals of the Year." The Company has been the recipient of such awards in five of the past six years, including in 2001 (awarded for the Company's representation of Arthur Andersen and Boston Properties in connection with a new corporate headquarters development). The Company believes that its outstanding track record provides a distinct competitive advantage.

     Competition for third-party commercial property services is based principally on the cost and the quality of service, including the ability to enhance asset values. The Company's personnel are experienced in managing a wide variety of property types in locations throughout the country. This enables Insignia to offer an owner of a large diversified portfolio the ability to obtain experienced management for most or all of its properties through one organization. The Company believes that it has demonstrated an ability to effectively manage, lease and improve the value of properties. In addition, the Company believes that it has developed a reputation for quality service and attention to detail for clients, investors and tenants alike. The Company also believes that its economies of scale and state-of-the-art management information systems allow it to offer services efficiently and at an overall cost that is competitive with or less expensive than those offered by other property service companies. Because of its size and diversity, the Company is able to control operating costs by spreading fixed overhead expenses across its large service base, which enhances profitability and enables Insignia to pass cost savings on to the property owners for which it provides services. Major property owner clients include The Irvine Company, JP Morgan Chase, Metropolitan Insurance Company, Teachers Insurance and Annuity Association and UBS-Brinson.

     United Kingdom and Continental Europe

     Competition is also intense among commercial service providers in Europe. The Company's U.K. subsidiary has established itself as a market leader with a "top three" position in the U.K. in commercial property markets, along with DTZ and Jones Lang LaSalle. In 2001, the Company retained the number one position in the highly competitive central London market for leasing and acquisition services according to a survey published in the March 9, 2002 issue of Estates Gazette. The Company believes that its U.K. subsidiary's operations and reputation place Insignia at a strategic advantage over other primary competitors including CB Hillier Parker, Knight Frank, Cushman & Wakefield and FPD Savills. In France, the real estate marketplace is dominated by Vendome Rome Auguste Thouard and Insignia Bourdais. Based on a survey published by L'Immobiliere d'enterprise Magazine, these two firms collectively control approximately 60% of leasing and investment activity in France, with Insignia Bourdais maintaining almost a 20% share. DTZ Jean Thouard, Soprec and Keops are other key players in France, but each maintains considerably less market share.

Residential Real Estate Services

     The Company's residential real estate services are focused on the New York City marketplace through the operations of Insignia Douglas Elliman and Insignia Residential Group. Through these businesses, the Company provides apartment brokerage and leasing and condominium and cooperative apartment management. The Company's residential services operations generated aggregate service revenues of $119.2 million in 2001, or approximately 16% of the Company's total service revenues.

     New York City Apartment Sales and Rentals

     Insignia Douglas Elliman, founded in 1911 and acquired by Insignia in June 1999, provides sales and rental services in the New York City residential cooperative, condominium and rental apartment market. Through Insignia Douglas Elliman, the Company commands the number two position in this market, according to the March 11, 2002 issue of Crain's New York Business, with gross sales volume of approximately $2.4 billion in 2001. Insignia Douglas Elliman also operates in upscale suburban markets in Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Insignia Douglas Elliman has approximately 850 brokers, supported by approximately 120 corporate employees in 12 offices in the New York City area. In 2001, Insignia Douglas Elliman generated service revenues of approximately $92.9 million, or 13% of the Company's total service revenues for the year.

     New York City Apartment Management

     Insignia Residential Group is the largest manager of cooperative, condominium and rental apartments in the New York metropolitan area, according to a survey in the February 2002 issue of The Cooperator. Insignia Residential Group provides full service third-party fee management for more than 300 properties, comprising in excess of 60,000 residential units, and employs more than 300 people located in offices throughout the greater New York metropolitan area. Among the notable properties currently managed by Insignia Residential Group in New York City are the Worldwide Plaza, Fresh Meadows and Horizon House. In 2001, Insignia was engaged to manage Stuyvesant Town/Peter Cooper Village, an 11,000-unit residential community owned by Metropolitan Life - one of the single largest property services assignments ever awarded in New York City. Manhattan is the largest market for Insignia Residential Group, although it also maintains a presence in three other boroughs of New York City as well as Long Island, Westchester County and Northern New Jersey. In addition to property management, Insignia Residential Group also offers mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions. Insignia Residential Group's residential management and mortgage brokerage business generated total service revenues of $26.3 million in 2001.

Services

     The residential services provided by the Company include the following:

     Residential Apartment Brokerage -- agency representation of both buyers and sellers in the purchase and sale of residential housing, including assisting the seller in pricing the property, marketing and advertising the property, showing the property to prospective buyers, assisting the parties in negotiating the terms of the sale and closing the transaction

     Leasing -- marketing of available space on behalf of owners/landlords of properties and the consummation of leases with tenants

     Rental Brokerage -- agency representation of rental clients in the procurement of suitable apartment housing

    Property Management -- accounting services on a cash or accrual basis, lease administration, central purchasing, cash management, insurance oversight, collections and compliance monitoring and construction management

    Mortgage Brokerage Services -- mortgage brokerage services including resale and financing arrangements for customers through third-party financial institutions

Market Trends

     The New York City co-op and condo market soared throughout the late 1990's and into 2000, fueled by a robust economy and exceptional performance of the nation's financial markets. The average sale price for a New York City apartment grew from $531,000 in the first quarter of 1999 to $787,000 at year-end 2000. The gross value of apartments sold reached a peak of $7.2 billion in 2000. Sales of New York co-op and condo apartments began to slow in 2001 from the record pace of 2000. Sales activity had been trending lower for most of 2001, mirroring the weakening economy and contraction of the financial services sector. These trends were magnified in the immediate aftermath of September 11th. New contract signings declined significantly as apartment buyers put purchases on hold. Over the course of the fourth quarter of 2001, the moderate-priced market segment (units valued at less than $1 million) began to recover as buyer confidence was slowly restored. Subsequently, the recovery began spreading to higher priced market segments, but the high-end of the market - apartments listing for $5 million or more - had yet to show any appreciable recovery at year-end, as buyers continued to put off lifestyle driven purchases.

Competitive Position/Competition

     The Company believes its competitive strengths in the residential real estate marketplace include the following:

       o exceptional reputation and recognition of the Company's residential brand names

       o market leadership in the New York City  residential market

       o superior service capabilities

       o inherent synergies between co-op/condo sales and rental activities and management of residential properties

       o developing synergies with the Company's commercial real estate services operations

       o leading edge use of information technology platforms tailored to the specific needs of residential clients

       o full range of residential services and innovative marketing practices

     Apartment Sales and Rentals

     Through Insignia Douglas Elliman, the Company enjoys a long-established leadership presence in the New York City marketplace with a well-recognized brand name and strong market share. Insignia Douglas Elliman's primary competitors in New York City include, most notably, Terra Holdings, The Corcoran Group, Inc. and Sotheby's International Realty. In 2001, Insignia Douglas Elliman achieved the number two ranking in New York City, according to a survey published in the March 11, 2002 issue of Crain's New York Business, based on total sales volume of approximately $2.4 billion. This ranking represents a fall from the number one position in 2000 and results solely from the combination of three competitors - the former Brown Harris Stevens, Halstead/Feathered Nest and Halstead Property Co. - under the ownership of Terra Holdings. Insignia Douglas Elliman's brand name, geographic reach in the New York marketplace and its alignment alongside the Company's other market leading New York operations of Insignia/ESG and Insignia Residential Group represent clear advantages over most competitors in the New York marketplace.

     Apartment Management

     Insignia Residential Group operates the largest cooperative and condominium management business in the New York metropolitan area. The cooperative, condominium and apartment management business is extremely competitive, with price and service-quality being the primary determinants of success. In addition to several large companies, including Charles Greenthal, Inc. and Brown, Harris and Stevens, Inc., there are many small entities that aggressively compete for business on price. Further, some owner associations have opted for self-management, which eliminates the need for third-party service providers. Despite the competitive landscape, the Company believes Insignia Residential Group has a proven record and that it has the capability to continue to compete successfully. Insignia Residential Group has grown to be a market leader by offering superior service while providing its clients cost benefits not available from smaller competitors. Examples are the lower cost of supplies, insurance and other items that Insignia Residential Group purchases on behalf of its clients using the buying power available because of its size volume.

REAL ESTATE PRINCIPAL INVESTMENT ACTIVITIES

Co-investment and Development

     Through Insignia Financial Services, the Company pursues opportunities to invest in operating real estate assets. The Company identifies investment opportunities for various clients and invests alongside of those clients or, in limited instances, by itself in the purchase of qualifying properties. The Company's co-investment partners include the following notable business entities: Citigroup, ING Barings, Blackacre Capital Management, The Witkoff Group, Lennar, Praedium, Lone Star Opportunity Fund, Prudential, GE Investments and Whitehall Street Real Estate. As of December 31, 2001, Insignia had invested capital of $29.3 million in 37 minority owned property assets. These properties own over 9.5 million square feet of commercial property, 950 multi-family apartment units and 875 hotel rooms. The Company's minority ownership interests in co-investment property range from 1% to 30%. The gross aggregate asset carrying value of these properties totaled more than $1 billion at December 31, 2001.

     As of December 31, 2001, wholly-owned subsidiaries of the Company owned three commercial properties. The carrying amount of these properties totaled $41.8 million and real estate mortgage notes encumbering the properties totaled $37.3 million. These properties, which are consolidated in the Company's financial statements, include the following: (i) Brookhaven Village, a 155,000 square foot retail facility located in Norman, Oklahoma; (ii) Dolphin Village, a 136,000 square foot retail facility located in St. Petersburg, Florida; and
(iii) Shinsen Place, an office building located in Tokyo, Japan that was acquired for, and is currently under contract to be sold to, a client in late March 2002. Insignia has invested capital of $5.5 million in these three properties and has no further obligations to the subsidiaries or their creditors.

     In addition, Insignia has an ownership interest in, and directs the development of, four office developments. The Company also owns a parcel of land, located adjacent to one of the developments, that is held for future development. The Company's total investment at December 31, 2001 in development assets was approximately $13.1 million. The four development properties have investment partners, with Insignia's ownership in each ranging from 25% to 33%. Insignia has not initiated any new development activities since mid-2000. The Company's obligations with respect to development assets, beyond its investment, is limited to $8.9 million in partial guarantees of construction financing.

Private Investment Funds

     Insignia Opportunity Trust

     Insignia Opportunity Trust ("IOT") is an Insignia-sponsored private real estate investment fund formed in late 1999. IOT, through its subsidiary operating partnership, Insignia Opportunity Partners ("IOP"), invests primarily in secured real estate debt instruments and, to a lesser extent, in other real estate debt and equity instruments, with a focus on below investment grade commercial mortgage-backed securities. At formation, IOT received aggregate equity capital commitments of $71 million (of which $9 million was committed by Insignia and the remainder committed by third-party investors), which IOT in turn committed to invest in IOP in exchange for an 88.75% general partner interest in IOP. Insignia also committed to invest an additional $1 million directly in IOP in exchange for (i) a 1.25% managing general partner equity interest and (ii) a 10% non-subordinated promoted equity interest in IOP. All capital commitments to IOT and IOP have been called and funded. Insignia has an aggregate ownership interest of approximately 13% in IOT and IOP. Insignia realized total earnings from IOT and IOP of approximately $2.8 million and $847,000 during 2001 and 2000, respectively.

     Insignia Opportunity Partners II

     In September 2001, Insignia closed the capital-raising phase for a second real estate investment fund, Insignia Opportunity Partners II ("IOP II"), with $50 million of equity capital commitments from Insignia and third-party investors. IOP II intends to invest primarily in secured real estate debt instruments, similar to the investment initiatives of IOT. Insignia holds a 10% ownership in IOP II and serves as its day-to-day advisor. The investment activities of IOP II commenced in December 2001 and no earnings were generated during the 2001 year.

     At year-end 2001, Insignia held investments totaling $11.6 million in IOT and IOP II and had commitments to invest an additional $4 million in IOP II. The gross carrying value of assets owned and managed by these two funds totaled approximately $125 million at December 31, 2001.

DISCONTINUED OPERATIONS

     In late December 2001, Insignia entered into a contract to sell its Realty One single-family home brokerage business and affiliated companies to Real Living, Inc., effective as of December 31, 2001. Real Living, Inc. is a privately held company formed by HER Realtors of Columbus, Ohio and Huff Realty of Cincinnati, Ohio. The sale formally closed on January 31, 2002. The sale price was approximately $33 million, including approximately $29 million in cash at closing and additional payments aggregating as much as $4 million. These payments include a $1 million reimbursement for Realty One operating losses in January 2002; a potential earn-out of as much as $2 million payable over the next two years (depending on the performance of the business); and a $1 million operating lease payable over four years for the use of proprietary software developed by Insignia for an Internet-based residential brokerage model. Realty One's operations were discontinued for financial reporting purposes at December 31, 2001 and the results of operations for Realty One are reported separately in the Company's financial statements for all periods presented for comparability. The Company recognized a loss in connection with the sale of Realty One of approximately $17.6 million (net of applicable taxes of $4 million) for the year ended December 31, 2001. Assets and liabilities of Realty One have been classified separately in the Company's consolidated balance sheets at December 31, 2001 and 2000. Further information on discontinued operations can be found in Note 3 to the Company's consolidated financial statements included in Item 14 of this Form 10-K.

2002 OUTLOOK

     As expected, activity levels in all segments of the Company's real estate service business declined in 2001 from the record levels of 2000. The breadth and depth of the global recession - punctuated by September 11 - took a sharp toll on nearly all the markets in which Insignia operates. The exception was the New York City office market, which received a short-term stimulus in the fourth quarter from the scores of businesses that were forced to procure new premises in the wake of the terrorist attack in lower Manhattan. Absent such a stimulus, the New York commercial market would have been characterized by the same deteriorating fundamentals - slowing leasing activity, negative absorption, decreased rents - as the rest of the nation.

     At the turn of 2002, U.S. commercial markets had yet to respond materially to signs of an emerging economic recovery. Companies continue to be slow to make occupancy decisions and excess supply continues to enter the markets in the form of sublease space, albeit at rates markedly decreased from late 2001. When the U.S. economy recovers, it will take time for U.S. commercial real estate markets to rebuild momentum. That said, Insignia expects to benefit from its leadership position in most first-tier U.S. central business districts, and should be able to continue expanding its market share in a recovering economy.

     In Europe, GNP growth forecasts of approximately 1% in the U.K. and 0.8% in France will present a challenging environment in 2002. However, any reduction in U.K. leasing activity can be expected to be offset by increased consulting assignments and a continuing favorable environment for investment activity. The interest rate/yield gap can be expected to generate continued investor interest in leveraged transactions. However, tightening credit standards will make acquisitions more difficult to close. The French investment market continues to attract a great deal of foreign capital, a trend that is expected to continue in 2002.

Roughly 16% of the drop in the Company's Net EBITDA (defined as income before depreciation, amortization, income taxes and non-recurring charges) from 2000 to 2001 was attributable to losses associated with the Company's emerging Asian and Latin American platform. The Company expects these operations to continue incurring losses during the first half of 2002 as Insignia invests in stabilizing these platforms. The Company expects these operations to achieve break-even status for the 2002 year.

     The Insignia Douglas Elliman operations accounted for approximately 28% in the year-to-year decrease in the Company's Net EBITDA. This business underwent a management, marketing and branding re-positioning in 2001, which is expected to improve market share and lower costs. To some extent, Insignia Douglas Elliman's performance will track the overall prosperity of the New York City residential real estate market. In early 2002, the market has shown signs of recovering from the lackluster period exacerbated by September 11th. New contract signings jumped 80% in January 2002 from December 2001. The continued strength of the New York residential market will be dependent on an economic recovery, stability in U.S. capital markets and the absence of new terrorist incidents.

     In the current environment, the Company has gone to great lengths to wring discretionary expenses out of its cost structure and to defer non-essential capital spending. As a result, the Company believes that it has aligned its cost structure with the reduced level of business activity. However, contingency expense reductions have been identified in the event that global real estate markets deteriorate further in 2002. At the same time, Insignia is highly conscious of maintaining and enhancing its essential platform - including, most significantly, the human capital - that drives its business.

ACQUISITIONS

     Over the past decade, Insignia has continually demonstrated the ability to recognize accretive acquisition opportunities and to successfully integrate them within the Company's existing infrastructure. Insignia continues to seek opportunities to align its business with other market leading real estate service firms that fit the Company's objectives for expansion. Insignia maintains an internal mergers and acquisitions staff comprised of experienced professionals in both the U.S. and the U.K. Insignia acquired the following commercial real estate services businesses during 2001:

Groupe Bourdais

     In late December 2001, Insignia completed the acquisition of Groupe Bourdais, one of France's premier commercial real estate services companies. Founded in 1954, Paris-based Bourdais has a total staff of 350 and operates eight offices, including five in the Ile de France region (Greater Paris) and regional offices in Lyon, Aix-en-Provence and Marseille. Bourdais also has strategic affiliations and franchise agreements with local companies in 20 markets throughout France. The purchase price consists of total potential consideration of approximately $49 million, including an initial payment of approximately $21.4 million in cash and stock and additional payments totaling up to approximately $28 million over the three years ending December 31, 2004, depending on the performance of the Bourdais operation. Groupe Bourdais now operates under the Insignia Bourdais name.

Baker Commercial

     In October 2001, Insignia acquired Baker Commercial Realty, Inc. ("Baker"), a leading provider of commercial real estate services in the greater Dallas area. Baker provides tenant representation, land and investment property sales and strategic real estate planning. The Baker acquisition will augment Insignia's existing regional tenant representation and investment sales capabilities in the greater Dallas area. The base purchase price was approximately $2.2 million and was paid in cash at closing. Additional purchase consideration of up to $1.5 million, payable over three years, is contingent on the future performance of the Dallas operations.

Brooke International - India

     In April 2001, Insignia further expanded its Asian presence through the acquisition of Brooke International's operation in India. The purchase price for the Indian operation was approximately $700,000, all of which was paid in cash at closing. The India purchase followed the December 2000 acquisition of Hong Kong based Brooke International and its offices in China and Thailand. Brooke International is a commercial real estate company specializing in corporate and investment services.

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

CREDIT AGREEMENT

     In May 2001, Insignia entered into a new, three-year $230 million revolving credit facility, representing a $45 million increase over the prior $185 million facility. The revolving credit facility was arranged by First Union Securities, Lehman Brothers and Bank of America and involves a syndicate of ten national and international financial institutions. The credit facility is used for working capital and acquisition needs. At December 31, 2001, Insignia had borrowings of $149 million on the facility and outstanding letters of credit of $12.3 million. The Company paid down $32 million of revolving credit facility debt in January 2002 and at March 20, 2002 had maximum remaining availability of more than $100 million.

INDUSTRY SEGMENT DATA

     Insignia's operating activities for 2001 encompass three reportable segments. The Company's segments include (i) commercial real estate services and principal investment activities; (ii) residential real estate services; and
(iii) Internet-based e-commerce initiatives. The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development and re-development, consulting and other services. The commercial segment also includes the Company's principal real estate investment activities. Insignia's commercial segment in 2001 comprises the operations of Insignia/ESG in the U.S., Insignia Richard Ellis in the U.K. and other businesses in continental Europe, Asia and Latin America. Insignia Bourdais, in France, commenced operations in January 2002. The residential segment provides services including apartment brokerage and leasing, rental brokerage, property management and mortgage brokerage services and consists of the New York based operations of Insignia Douglas Elliman and Insignia Residential Group. Insignia's Internet initiatives, which were launched in late 1999, have been terminated. The operating impact for 2001 is limited to $13.4 million of write-downs on equity Internet investments made during late 1999, 2000 and early 2001 and $3.2 million of income resulting from the liquidation of EdificeRex. The EdificeRex income represents the recognition of losses in excess of investment incurred during the first half of 2000, prior to de-consolidation of this once proprietary web-based business. Such excess losses had been carried on the Company's balance sheet as a deferred credit since de-consolidation in the third quarter of 2000. The Company terminated its internally developed Internet initiatives at December 31, 2000.

     The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting. Segment operations are disclosed in the notes to the accompanying consolidated financial statements of the Company included in Item 14 of this Form 10-K. These financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.

CHANGES IN ACCOUNTING PRINCIPLES

Revenue Recognition

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

     Operating results for the years ended December 31, 2001 and 2000 are presented in compliance with the requirements of this accounting change. The cumulative effect of the accounting change on prior years resulted in a reduction to income of $30.4 million (net of applicable taxes of $23.3 million), which is included in net earnings for the year ended December 31, 2000. The Company recognized revenue of $18.8 million and $80.4 million (before associated commission expenses) during 2001 and 2000, respectively, that was included in the cumulative effect adjustment at January 1, 2000. While this accounting change affects the timing of recognition of leasing revenues (and corresponding commission expense), it does not impact the Company's cash flow from operations.

Business Combinations and Goodwill and Other Intangibles

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

     The Company has adopted SFAS No. 141 for all business combinations completed after July 1, 2001 and will fully implement SFAS No. 141 and SFAS No. 142 beginning in the first quarter of 2002. Amortization of goodwill that would become non-amortizable under SFAS No. 142 totaled approximately $17.3 million for the 2001 year. Elimination of this amortization would have improved income by approximately $10 million (net of applicable taxes) and diluted earnings per share by approximately $0.43 for 2001. The Company's initial impairment tests on goodwill and other indefinite-lived intangible assets will be completed, with any measured impairment recorded through earnings as a cumulative effect of a change in accounting principle, during the first quarter of 2002. Insignia preliminarily estimates an aggregate impairment charge before tax effects of between $20 million and $50 million, based on current industry multiples. The Company is obtaining a third party valuation to support its estimates, and the amount of the impairment charge (together with related tax benefit) will not be determined until the end of the first quarter.

RISK FACTORS

Market Conditions

     Periods of economic slowdown or recession, rising interest rates or declining demand for real estate will adversely affect Insignia's business and may cause, among other things:

     o   a decline in leasing activity;
     o   a decline in consumer demand for Manhattan residences;
     o a declines in the availability of capital for investment in and mortgage financing for commercial real estate; and
     o a decline in rental rates and/or a decline in real estate prices, with a commensurate decline in real estate service revenues, such as leasing and brokerage commissions and management fees.

     The real estate market tends to be cyclical and related to the condition of the economy as a whole or, at least, to the public perception of the economic outlook. Capital availability also tends to be cyclical, leading to periods of excess supply or shortages. When supply is constrained or the economic outlook is poor, leasing volumes may decline. When capital is constrained or there is excess supply, property investment volume may decline.

Principal Investment Activities

     In addition to providing real estate services, Insignia invests in real estate assets and real estate debt. Generally, the Company's investment strategy involves identifying investment opportunities and investing as a minority owner in entities formed to acquire such assets. Accordingly, the Company's ability to make those kinds of investments depends in part on the supply of third party investment capital for commercial real estate and related assets.

     As of December 31, 2001, the Company held investments totaling approximately $29.3 million in 37 minority-owned entities that acquired existing real estate throughout the United States and, in one instance, in London. The Company's ownership interests in these entities ranged from 1% to 30%. In addition to its investment, the Company is obligated to fund $455,000 in additional capital contributions and has entered into a guarantee of $5.2 million with respect to a portion of the debt encumbering one of the assets.

     As of December 31, 2001, two wholly owned subsidiaries of the Company owned three commercial properties. The carrying amount of these assets was $41.8 million, and real estate mortgage notes totaling $37.3 million encumbered the assets. Two of these assets are shopping centers located in the United States, and the third is an office building in Japan that was acquired for, and is under contract to sell to, a client. The property sale is expected to close in late March 2002.

     In addition, the Company has an ownership interest in, and directs the development of, four office developments. The Company also owns a parcel of land, located adjacent to one of the developments, that is held for future development. The Company's total investment in these properties was approximately $13.1 million at December 31, 2001 for interests ranging from 25% to 100%. A subsidiary of the Company is obligated to complete construction of each asset, and the Company has further outstanding $8.9 million in guarantees of construction loans secured by letters of credit.

     Each entity in which the Company holds an investment is a single purpose entity, the assets of which are subject to the obligations only of that entity. Each entity's debt, except to the extent of the guarantees mentioned above, is either (i) non-recourse except to the real estate assets of the subject entity (subject to carve-outs standard in such non-recourse financing, including the misapplication of rents or environmental liabilities) or (ii) an obligation solely of such limited liability entity and thus is non-recourse to other assets of the Company.

     These investments carry inherent risk, including the loss of the Company's entire investment in any single asset. Because the disposition of a single significant investment can impact the Company's financial performance in any period, the Company's real estate investment activities could increase (and have historically increased) fluctuations in the Company's net income. The Company's acquisition of additional investments is subject to the availability of capital to fund such investments. Because covenants in the Company's revolving credit facility restrict the Company's ability to incur indebtedness and to raise additional capital in many respects, the Company's investment activities may be limited, which may impact the Company's future financial performance. An inability to acquire additional investments will reduce the likelihood that the Company will realize investment gains in future periods. The Company, as a minority owner in investments it does acquire, has limited control over the timing of the disposition of these investments and the realization of any gain. The Company evaluates each asset on a quarterly basis for evidence of impairment. Impairment losses are recognized whenever circumstances indicate declines in property values below carrying amount and the related cash flows are not believed sufficient to recover the Company's investment carrying amount.

     The Company provides real estate services to and receives real estate service fees from the entities comprising its principal investment activities. Such fees generally include property management fees, asset management fees, development management fees, leasing commissions, acquisition fees, sales commissions or financing fees. With respect to fees that are currently recorded as expense by the entities, the Company includes the fees in current income, while its share as owner of such fee is reflected in the income or loss from the investment entity. If the fee is capitalized by the investment entity, the Company records only the portion of the fee attributable to third party ownership and defers the portion attributable to its ownership. The amount of fees received in cash by the Company during 2001 and 2000 from such real estate entities totaled approximately $8.8 million and $14 million, respectively. Of such fees, $684,000 and $788,000 in 2001 and 2000, respectively, were not recognized in revenue during the periods by virtue of the Company's ownership interest.

Private Investment Funds

     The Company has sponsored the formation of two private investment funds to make opportunistic investments in real estate related assets, primarily real estate debt securities with an emphasis on below investment grade securitized debt obligations backed by mortgages on commercial and multifamily real estate. As of December 31, 2001, the Company had, through special purpose subsidiaries, investments totaling $11.6 million in these funds and had an obligation to invest an additional $4 million. The Company also receives certain fees in connection with its management of the investments made by these funds. The Company's minority ownership in these two entities ranges from 10% to 13% (excluding promoted interests).

     The investments made by the funds are subject to risks similar to those that the Company and its co-investment activities are subject to; including risks associated with economic downturns, interest rate fluctuations and declining demand for real estate. In addition, the activity of identifying, acquiring and realizing on attractive real estate investment securities and non-securitized obligations has, from time to time, been highly competitive and involves a high degree of uncertainty. There can be no assurance that the Company's funds will recognize their rate of return objectives.

     The risk with respect to these investments is increased by the use of leverage to finance assets. While such leverage has generally been maintained at no more that 25% of total capital, leverage available for this purpose has been limited to repo financing. Such financing is much like margin debt, and if the value of the asset financed declined, could result in losses from forced sales by the lender.

Urban Concentration of Operations

     The Company's operations are concentrated in the world's largest financial centers, including New York, London and Paris. In addition to risks related to the local real estate markets and economies of these cities, there is the risk that unusual events, including events such as those of September 11th, in one or more of these cities could have a material adverse effect on the Company's business and financial performance.

Acquisitions

     The Company's future success and profitability will depend, in part, on its ability to enhance its management and operating systems, anticipate and adapt to advances in technology, secure financing for capital expenditures and strategic acquisitions and retain employees and customers through periods of internal change. As discussed in Item I of this Form 10-K under the heading "Acquisitions," the Company has in the past pursued and may in the future continue to pursue an acquisition strategy that focuses on expansion both domestically and internationally. This historical growth and any significant future growth will continue to place demands on the Company's resources and there can be no assurance that the Company will be able to acquire businesses on favorable terms in the future. Challenges and issues commonly encountered in strategic acquisitions include:

     o diversion of management's attention to assimilating the acquired business;
     o maintaining employment relationships with the Company's employees and employees of the acquired business;
     o   assimilating geographically dispersed personnel and operations;
     o   adverse short-term effects on results of operations;
     o   integrating financial and other administrative systems; and
     o   maintaining uniform standards, controls, procedures and policies.

     If the Company is not able to manage these risks, and there can be no assurance that it will, its business could suffer significantly. In addition, the clients of an acquired business could determine not to do business with the Company. Conflicts could exist or arise out of the Company's representation of both its long-term clients and the clients of the acquired business that could threaten the Company's relationships with both its existing clients and its new clients. If the acquired business does not perform as well as is expected, which could be affected by the resignation of key employees, the loss of clients or otherwise, goodwill recorded in connection with the acquisition could be written off, having a negative impact on the Company's earnings.

     Insignia expects to finance future acquisitions and internal growth through a combination of funds available under its revolving credit facility and cash flow from operations. However, covenants in the revolving credit facility restrict the Company's ability to make acquisitions and raise additional capital in many respects. Accordingly, the Company may not be able to obtain financing to complete acquisitions that it believes would benefit its business or financial condition, resulting in lost business and growth opportunities.

International Operations

     Insignia derived approximately 16% of its total service revenues (20% after giving pro forma effect to the acquisition of Groupe Bourdais) from outside the United States in the fiscal year ended December 31, 2001. The increased scope of international operations may lead to more volatile financial results and difficulties in managing the combined businesses because of, but not limited to, the following:

     o   unexpected changes in regulatory requirements;
     o the burden of complying with multiple and potentially conflicting laws in differing jurisdictions;
     o the impact of regional or country-specific business cycles and economic instability;
     o   currency restrictions and exchange rate fluctuations;
     o limited familiarity with local business customs and operating environments;
     o difficulties and costs of staffing and managing international operations;
     o   potentially adverse tax and tariff consequences;
     o the geographic, time zone, language and cultural differences between personnel in different areas of the world; and
     o   war, civil disturbances and terrorist acts.

     Insignia intends to expand its international activities and to grow the market in which its services and products are available. If the Company were unable to successfully implement these plans, maintain adequate long-term strategies that successfully manage the risks associated with its global business or adequately manage operational fluctuations, its business, results of operations or financial condition could be materially and adversely affected.

     On a pro forma basis, including the acquired Groupe Bourdais operation, for the year ended December 31, 2001, 20% of the Company's service revenues and 37% of EBITDA were derived from European operations conducted using the British pound or euro currencies. All currencies other than the pound, euro and dollar have comprised less than 1% of the Company's revenues. Because the pound and euro have declined relative to the dollar over the three years ended December 31, 2001, the Company's reported revenues and earnings from European operations during that period have been adversely affected when translated to dollars. Continued changes in the value of such currencies against the dollar will affect the Company's reported financial results in dollars.

     Insignia has in the past borrowed in pounds and euros under its revolving credit facility, and in late 2000 entered into forward exchange contracts to purchase pounds for pound denominated payments made in March 2001. These activities were undertaken to hedge acquisition costs in Europe. The pound and euro declined in value against the dollar while these hedges were outstanding and, as a result, Insignia reported profits from the positions. In the second quarter of 2001, Insignia closed all of its hedge positions and has not hedged its pound and euro exposures since that date.

     Insignia also acquired an office building in Japan in late 2001, simultaneously contracting to resell to a client in March 2002. Insignia purchased yen to close the acquisition and simultaneously purchased a contract to resell the same number of yen at a fixed dollar price in March.

     Insignia is authorized to use currency hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. Economic risks associated with these hedging instruments include: (i) unexpected fluctuations in interest rates impacting Insignia's future buying power for purchasing foreign currencies; and (ii) unexpected changes in the timing and collection of funds related to the hedging instruments, both of which can cause hedging instruments to be ineffective. An ineffective hedging instrument may expose Insignia to currency losses, which could have an adverse effect on Insignia's business, results of operations or financial condition. There can be no assurance that such hedging will be effective, nor can there be any assurance that Insignia will undertake hedges to prevent losses on its foreign currency investments.

Competition

     Insignia competes across a variety of business disciplines within the real estate services industry, including commercial agency leasing, tenant representation, corporate property services, property and asset management, investment sales, development, redevelopment, consulting services, real estate oriented financial services and equity co-investment, as well as apartment brokerage and leasing and condominium and cooperative apartment management. In general, with respect to each of Insignia's business disciplines, it cannot assure that it will be able to continue to compete effectively, will be able to maintain current fee arrangements or margin levels or will not encounter increased competition. Each of the business disciplines in which Insignia competes is highly competitive on an international, national, regional and local level. Depending on the industry segment, Insignia faces competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms (any of which may be a global, national, regional or local firm). The consolidation trend has spawned a number of larger international and national competitors that are integrated across property types and disciplines, however many of Insignia's competitors are local or regional firms, which are substantially smaller in size, but which may be larger than Insignia in a specific local or regional market.

     The advent of the Internet has introduced new ways of providing real estate services, as well as new competitors to the industry. Insignia cannot currently predict which competitors will remain in the industry nor can it predict what its response to them will be. This response could require significant capital resources, changes in Insignia's organization or technological changes. If Insignia is not successful in developing and implementing a strategy to address the risks and to capture the related opportunities presented by technological changes on the emergence of e-business, its business, results of operations or financial condition could be materially adversely affected.

     The Company has faced increased competition in recent years. In addition, in recent years, there has been a significant increase in real estate ownership by REITs that self-manage their real estate assets. Continuation of this trend could shrink the number of properties available to be managed by third party service providers, decrease the demand for the Company's services and thereby significantly increase its competition. In general, the Company expects the industry to become increasingly competitive in the future. There can be no assurance that such competition will not have a material adverse effect on the Company's business, results of operations or financial condition.

Government Regulation

     The Company and its brokers, salespersons and, in some instances, property managers are regulated by the jurisdictions in which they do business. These regulations include licensing procedures, prescribed fiduciary responsibilities and anti-fraud prohibitions. For example, the Company's brokerage of real estate sales and leasing transactions requires the Company to maintain brokerage licenses in each jurisdiction in which it operates. If the Company fails to maintain its licenses or conducts brokerage activities without a license, it may be required to pay fines or return commissions received or have its license suspended. The Company's activities are also subject to various local, state, national and international jurisdictions, fair advertising, trade, housing and real estate settlement laws and regulations and are affected by laws and regulations relating to real estate and real estate finance and development. In particular, a number of jurisdictions have imposed environmental controls, permitting requirements and zoning restrictions on the development of real estate.

     The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The Company believes that it has the necessary permits and approvals to operate each of its properties and their respective businesses.

     Under the Americans with Disabilities Act of 1990 ("ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that the properties in which it holds an equity interest are substantially in compliance with these requirements, a determination that such properties are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants.

Brokerage Activities

      In addition to the governmental regulations discussed above, as a licensed real estate broker, Insignia and its licensed employees are subject to statutory due diligence, disclosure and standard-of-care obligations in connection with brokerage transactions. Failure to fulfill these obligations could subject Insignia or its employees to litigation from parties who purchased, sold or leased properties Insignia or its employees brokered. Insignia may become subject to claims by participants in real estate sales claiming that Insignia did not fulfill its statutory obligations as a broker.

     Project leasing revenues are derived from the steady turnover of tenants, which provides the Company with an opportunity to earn a commission paid by the owner of the property for renewing the existing tenant's lease or releasing the space to a new tenant. In an economic downturn, occupancy rates can be affected and there can be no assurance that existing tenants will renew or that new tenants will be in the real estate market.

     The residential brokerage industry is subject to market compression, market fragmentation and consolidation. Profit margins are being compressed primarily as a result of increasing splits paid to real estate agents and rising marketing costs in response to increased market competition.

Property Management

     Many of Insignia's property management clients are long-term clients that use the Company's services for new projects as well as existing assignments. If Insignia fails to maintain its existing client relationships or fails to develop and maintain new client relationships, it could experience a material adverse effect on its business, results of operations or financial condition. Consistent with general practice in the real estate industry, many of these agreements are cancelable by the client for any reason on as little as 30 to 60 days' notice. The Company has been successful in retaining and renewing a significant portion of its contracts, but may not be able to do so in the future. Moreover, increased competition may force the Company to renew such contracts on less favorable terms. The failure to secure renewals of existing contracts or the necessity of entering into new contracts on less favorable terms could negatively impact the Company's business, results of operations or financial condition.

     Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. Therefore, Insignia's revenue would be adversely affected by decreases in the performance of the properties it manages. Property performance typically depends upon the following factors, many of which are partially or completely outside of Insignia's control:

     o   the ability to attract and retain creditworthy tenants;
     o   the magnitude of defaults by tenants under their respective leases;
     o governmental regulations, local rent control or stabilization ordinances that are or may be put into effect;
     o   the ability to manage operating expenses;
     o   various uninsurable risks;
     o   the nature and extent of competitive properties;
     o financial and economic conditions generally and in the specific areas where properties are located; and
     o   the real estate market generally.

     In addition, in its property management business, Insignia supervises third party contractors providing construction and engineering services for these properties. While its role is limited to that of a supervisor, Insignia may be subjected to claims for construction defects or other similar actions. Adverse outcomes of property management litigation could negatively impact Insignia's business, financial condition or results of operations.

Seasonality

     Insignia's operating income and earnings have historically been lower during the first three calendar quarters than in the fourth quarter. The reasons for the concentration of income and earnings in the fourth quarter include a general, industry-wide focus on completing transactions by calendar year end, as well as the constant nature of the Company's non-variable expenses throughout the year versus the seasonality of its revenues. Based on its operating history, the Company generally expects a pattern of higher revenues and income in the last half of the year and a gradual slowdown in transactional activity and corresponding operating results during the first quarter. Neither the 2001 nor 2000 years have followed this typical seasonal pattern. As evidence, the second quarter of 2000 was abnormally robust and even surpassed the good third quarter of that year. In 2001, the Company realized its best ever first quarter, yet produced much lower second and third quarters than the preceding year due to the effects of the global economic slowdown and the tragic events of September 11th. As a result, quarter-to-quarter comparisons may be difficult to interpret. In addition, market disruptions like that of the third quarter of 2001 can alter or increase the effect of "normal" seasonality. Finally, revenue recognition on lease commissions was changed as required by SAB 101, and the Company does not yet have sufficient experience with this accounting method to predict its impact on income seasonality. The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to adjust expenditures to compensate for any unexpected revenue shortfall. The Company's business could suffer as a consequence.

Environmental

     Under various federal and state environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate certain hazardous or toxic substances or petroleum-product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from or at the site, including the presence of asbestos containing materials. Insurance for such matters may not be available.

     The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. There can be no assurance that Insignia, or any assets owned or controlled by Insignia (as on-site property manager), currently are in compliance with all of such laws and regulations or that Insignia will not become subject to liabilities that arise in whole or in part out of any such laws, rules or regulations. The liability may be imposed even if the original actions were legal and Insignia did not know of, or was not responsible for, the presence of such hazardous or toxic substances. Insignia may also be solely responsible for the entire payment of any liability if it is subject to joint and several liability with other responsible parties who are unable to pay. Insignia may be subject to additional liability if it fails to disclose environmental issues to a buyer or lessee of property. Management is not currently aware of any environmental liabilities that are expected to have a material adverse effect upon the operations or financial condition of the Company.

Existing Debt

     The loans under the revolving credit facility bear interest at LIBOR plus a margin that varies according to the ratio of debt to consolidated net income before interest expense, taxes, depreciation, amortization and specified other costs. Insignia is vulnerable to increases in interest rates as a result of either increases in the base rate or the variable LIBOR margin. At December 31, 2001, the amount outstanding on the revolving credit facility was $149 million, and the interest rate on amounts drawn was approximately 4.9%. A 100 basis points increase in the effective interest rate would have increased interest expenses by $1.3 million for the year ended December 31, 2001. The margin above LIBOR for subsequent draws or rollovers is 2.50%. The Company used existing cash to repay $32 million under the facility in January 2002.

     The revolving credit agreement contains covenants that limit actions. These covenants could materially and adversely affect Insignia's ability to finance its future operations or capital needs or to engage in other business activities that may be in its best interest. The covenants limit Insignia's ability to, among other things:

     o engage in new lines of business or substantially alter its method of doing business;
     o   encumber assets;
     o   enter into sale and leaseback transactions;
     o   merge, consolidate or dispose of a substantial part of assets;
     o   dispose of stock in subsidiaries or have subsidiaries issue stock;
     o engage in acquisitions, make loans or advances, or extend guarantees or enter into other investments;
     o   incur indebtedness;
     o   declare or pay dividends or make other distributions to shareholders;
     o   enter into transactions with affiliates; and
     o engage in any real estate development activities except through special purpose unrestricted subsidiaries whose capitalization is subject to aggregate limits

     The revolving credit agreement also contains covenants concerning the maintenance of a minimum consolidated net worth, a maximum ratio of total debt to consolidated net income before interest, taxes, depreciation and amortization and specified other costs, and certain other financial ratios.

     Insignia's ability to comply with these covenants may be affected by events beyond its control, and it cannot be sure that it will be able to comply. A breach of any of these covenants could result in a default under the revolving credit agreement and, potentially, an acceleration of the obligation to repay the indebtedness under the revolving credit agreement.

Anti-Takeover Considerations

     Certain provisions of the Company's Certificate of Incorporation and By-Laws could have an anti-takeover effect. These provisions are intended to enhance the likelihood of continuity and stability in the composition of the Board of Directors and in the policies formulated by the Board of Directors and to discourage, delay, defer or prevent a takeover attempt, including an attempt that might result in a premium over the market price for its common stock. These provisions include:

     o Staggered Board of Directors - The Company's Board of Directors is divided into three classes serving staggered three-year terms. Because the Company's Board of Directors is divided into classes, members of its Board of Directors may only be removed from office prior to the expiration of their terms if such removal is for "cause" and only by the vote of holders of a majority of the outstanding voting stock. The classified board provision could increase the likelihood that, in the event an outside party acquired a controlling block of Insignia's capital stock or initiated a proxy contest, incumbent directors nevertheless would retain their positions for a substantial period, which may have the effect of discouraging, delaying or preventing a change in control of Insignia.

     o Stockholder Meetings - No action may be taken by the Company's stockholders except at an annual or special meeting of stockholders and no action may be taken by written consent in lieu of a meeting. Special meetings of the Company's stockholders may be called only by the Company's Chairman, President or Chief Executive Officer or by a majority of the Board of Directors. This limitation makes it more difficult for stockholders to take action opposed by the Board of Directors.

     o Stockholder Proposals - The Company's stockholders must follow an advance notification procedure for certain stockholder nominations of candidates for the Company's Board of Directors and for certain other business to be conducted at any stockholders' meeting. This limitation on stockholder proposals could inhibit a change of control.

     o Preferred Stock - The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue up to 20,000,000 shares of preferred stock, in one or more series, having such rights and preferences as may be designated by the Company's Board of Directors, without stockholder approval. The issuance of such preferred stock could inhibit a change of control. At December 31, 2001, 250,000 shares of Convertible Preferred Stock were outstanding. The approval of holders of at least two-thirds of the outstanding shares of Convertible Preferred Stock would be required in order to authorize, effect or validate any amendment, alteration or repeal of any of the provisions of the Company's Certificate of Incorporation or By-laws that would materially affect the preferences, rights or powers of the Convertible Preferred Stock.

     o Delaware Anti-takeover Statute - Section 203 of the Delaware General Corporation Law restricts certain business combinations with interested stockholders upon their acquiring 15% or more of the Company's common stock. This statute may have the effect of inhibiting a non-negotiated merger or other business combination.

Employees

     The growth of the Company's business is largely dependent upon its ability to attract and retain qualified personnel in all areas of its business, particularly high-production real estate brokers. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit its growth, and its business, financial condition or results of operations could suffer. The pace of change within the Company (i.e. organizational and technological) could impact its ability to retain personnel.

Insurance

     The Company has the types of insurance coverage, including comprehensive general liability and excess umbrella liability insurance, that it believes are appropriate for a company in the lines of business in which it operates. The Company's management uses its discretion in determining the amounts, coverage limits and deductibility provisions of appropriate insurance coverage on the Company's properties and operations at a reasonable cost and on suitable terms. This might result in insurance coverage that, in the event of a substantial loss, would not be sufficient to pay the full value of the damages suffered by the Company.

Lack of Terrorism Insurance

     In the wake of September 11th, commercial insurance underwriters have begun to exclude acts of terrorism from commercial property liability insurance and/or to offer such coverage at exorbitant rates. The lack of reasonably priced terrorism insurance could severely limit the availability of debt and equity capital to finance building acquisitions, new development and property renovations, particularly for high-profile real estate in markets such as New York City, London and Paris. The Company's principal investment activities and investment sales business would potentially be affected, as buyers of real estate would be unable to close on building acquisitions. The U.S. real estate industry has mounted a lobbying campaign to persuade Congress to address the urgent need for commercial terrorism insurance. However, as of March 20, 2002, Congress had not taken any action.

EMPLOYEES

     Insignia has approximately 6,500 employees worldwide, including employee brokers and other qualified real estate agents and sales associates. Approximately 5,000 employees are located in the U.S. and the remaining approximately 1,500 employees are located in Europe, Asia and Latin America. Insignia believes that its employee relations are excellent.

EXECUTIVE OFFICERS

     The following persons serve as executive officers of Insignia. All executive officers of Insignia serve at the discretion of the Board of Directors.

           NAME           AGE                         PRINCIPAL POSITIONS
           ----           ---                         -------------------
    Andrew L. Farkas       41    Chairman of the Board; Chief Executive Officer
    Stephen B. Siegel      57    Director; President; Chairman and Chief Executive Officer of
                                 Insignia/ESG, Inc.
    James A. Aston         49    Chief Financial Officer
    Jeffrey P. Cohen       34    Executive Vice President
    Frank M. Garrison      47    Office of the Chairman; President of Insignia Financial Services,
                                 Inc.
    Adam B. Gilbert        49    Executive Vice President; General Counsel; Secretary
    Ronald Uretta          46    Chief Operating Officer; Treasurer; President of Insignia/ESG,
                                 Inc.; President of Insignia Residential Group, Inc.

     Andrew L. Farkas has been a director and Chairman of Insignia since its inception in May 1998 and Chief Executive Officer of Insignia since August 1998. Mr. Farkas served as a director of the Company's former parent from its inception in August 1990 until the AIMCO merger in September 1998 and as Chairman and Chief Executive Officer of the former parent from January 1991 until September 1998. Mr. Farkas also served as Chairman of the Board of Trustees of Insignia Properties Trust, a publicly traded REIT subsidiary of the former parent, from December 1996 until February 1999 (when it was merged into AIMCO) and as Chief Executive Officer of Insignia Properties Trust from December 1996 until September 1998.

     James A. Aston has been Chief Financial Officer of Insignia since
August 1998. Mr. Aston served as Chief Financial Officer of the Company's former parent from August 1996 until September 1998. Additionally, Mr. Aston served as a Trustee of Insignia Properties Trust from December 1996 until February 1999 and President of Insignia Properties Trust from December 1996 until September 1998. Mr. Aston commenced employment with the Company's former parent in January 1991.

     Jeffrey P. Cohen has been an Executive Vice President of Insignia since March 2000, and was Senior Vice President of Insignia from May 1998 until that time. Mr. Cohen also serves as an Executive Vice President of Insignia Financial Services, Inc. He was a Senior Vice President of the Company's former parent from April 1997 until September 1998, and Executive Vice President and Secretary of Insignia Properties Trust from May 1997 until February 1999. From September 1993 until March 1997, Mr. Cohen was an attorney with the law firm of Rogers & Wells in New York, New York.

     Frank M. Garrison has held the title of the Office of the Chairman since August 1998, and also serves as President of Insignia Financial Services, Inc. Mr. Garrison served as an Executive Managing Director of the Company's former parent and President of its Financial Services division from July 1994 until September 1998. Additionally, Mr. Garrison served as a Trustee of Insignia Properties Trust from December 1996 until February 1999 and Executive Managing Director of Insignia Properties Trust from December 1996 until September 1998. Mr. Garrison commenced employment with the Company's former parent in January 1992.

     Adam B. Gilbert has been General Counsel and Secretary of Insignia since its inception in May 1998 and Executive Vice President of Insignia since August 1998. Mr. Gilbert also serves as a Senior Vice President of Insignia/ESG. He was General Counsel and Secretary of the Company's former parent from March 1998 until September 1998. From January 1994 until February 1998, Mr. Gilbert served as a partner in the law firm of Nixon, Hargrave, Devans & Doyle, LLP in New York, New York.

     Stephen B. Siegel has been a director of Insignia since its inception in May 1998 and President of Insignia since August 1998 and is Chairman and Chief Executive Officer of Insignia/ESG. Mr. Siegel served as President of the Edward
S. Gordon Company Incorporated (now Insignia/ESG) from June 1992 to May 1998.

     Ronald Uretta has served as Chief Operating Officer and Treasurer of Insignia since August 1998. Mr. Uretta also serves as President of Insignia/ESG and President of Insignia Residential Group. He was Treasurer of the Company's former parent from January 1992 until September 1998 and Chief Operating Officer of the former parent from August 1996 until September 1998. Mr. Uretta served as a Trustee of Insignia Properties Trust from December 1996 until October 1998.

     There are no family relationships among any of the executive officers of Insignia.

ITEM 2 - PROPERTIES

     Insignia's principal executive office is located at 200 Park Avenue, in New York, New York. The following table sets forth information on the operating leases for the principal headquarters for each of Insignia's principal operating units:

      OPERATING UNIT                      LOCATION                   ANNUAL RENT      SQUARE FT.        EXPIRATION
      --------------                      --------                   -----------      ----------        ----------
Insignia/ESG                    200 Park Avenue, New York, NY        $ 6,940,000       120,000        June 2011
Insignia Richard Ellis          Berkeley Square House, London          3,000,000        42,000        June 2003
Insignia Bourdais               160 Boulevard Haussmann, Paris           875,000        17,500        December 2010
Insignia Douglas Elliman        575 Madison Avenue, New York, NY         635,000        32,000        April 2004
Insignia Residential Group      675 Third Avenue, New York, NY         1,700,000        72,500        January 2009

     The Company occupies additional office space in locations throughout the United States, United Kingdom, continental Europe, Asia and Latin America under leases expiring at various dates through 2012. Insignia believes its facilities are adequate for current and future planned uses.


ITEM 3 - LEGAL PROCEEDINGS

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

     Insignia acquired Realty One in October 1997. In connection with the acquisition, the sellers of Realty One agreed to indemnify the Company for any loss arising from the Re/Max International. The Re/Max International case was tried before a jury in 2000, resulting in a mistrial. The parties subsequently settled Re/Max International's claims in July 2000, whereby Realty One agreed to cease to impose reduced commission splits on the Re/Max plaintiffs, subject to reinstatement in accordance with the terms of the settlement. In September 2000, the court entered a judgment against Realty One in the amount of approximately $6.7 million, as agreed to by the parties; in November 2001, the Sixth Circuit affirmed the terms of that judgment. In 2000, the sellers of Realty One funded the initial cash portion of the settlement, totaling approximately $3.7 million, on behalf of Realty One pursuant to their indemnification obligations to Insignia.

     In the course of defending the Re/Max suit, Insignia incurred certain legal fees for which the sellers of Realty One had agreed to reimburse to Insignia under the terms of the indemnification. In July 2001, Insignia reached a settlement with the sellers of Realty One regarding the Company's indemnity claim. The terms of the settlement required the sellers to pay $2 million to Insignia as reimbursement for certain professional fees incurred in connection with the Re/Max suit and this payment was collected in October 2001. The Company incurred a one-time charge of $1.5 million in the second quarter of 2001 for unrecovered costs stemming from the Re/Max suit. As a condition to the settlement agreement, the sellers of Realty One agreed to fund the remaining $3 million cash portion of the Re/Max settlement on behalf of Realty One pursuant to the indemnification to Insignia. The remaining payment is to be made by the sellers of Realty One in semi-annual installments over the four years ending in September 2005. The Company was provided with promissory notes that could be entered against the sellers in the event of non-payment of these amounts.

     As part of the indemnity settlement, Insignia also agreed to share with the sellers in the costs and expenses and any potential judgment or settlement of two similar cases brought by individual Re/Max franchisees. One of these cases was settled in late 2001 at a cost of approximately $30,000 to the Company.

     In January 2002, Insignia sold the Realty One business to a third party. Insignia retains the obligation to defend against the remaining case and has indemnified the buyer for costs associated with all Re/Max litigation. Insignia continues to vigorously defend the remaining action.

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

     Since the merger transaction in October 1998, there have been no related claims except for an examination of the federal income tax returns of the former parent being conducted by the Internal Revenue Service for the years ended December 31, 1996 and 1997 and the period ended October 1, 1998. This examination was concluded in November 2001. Insignia paid approximately $1.1 million upon final settlement, pursuant to the examiner's report.

     In December 2001, the Company entered into a stock purchase agreement with Real Living, Inc., the purchaser, that provided for the sale of 100% of the stock of Realty One and its affiliated companies. Such affiliated companies included First Ohio Mortgage Corporation, Inc., First Ohio Escrow Corporation, Inc. and Insignia Relocation Management, Inc. As a part of sale, the Company agreed generally to indemnify the purchaser against all losses up to the purchase price (subject to certain deductible amounts), resulting from the following: (i) breaches by the Company of any representations, warranties or covenants in the stock purchase agreement; (ii) pre-disposition obligations for goods, services, taxes or indebtedness except for those assumed by Real Living, Inc.; (iii) change of control payments made to employees of Realty One; and (iv) any third party losses arising or related to the period prior to the disposition. In addition, the Company provided an indemnification for losses incurred by Wells Fargo Home Mortgage, Inc. ("Wells Fargo") and/or the purchaser in respect of (i) mortgage loan files existing on the date of closing; (ii) fraud in the conduct of its home mortgage business; and (iii) the failure to follow standard industry practices in the home mortgage business. The aggregate loss for which the Company is potentially liable to Wells Fargo is limited to $10 million and the aggregate of any claims made by the purchaser and Wells Fargo shall not exceed the purchase price. As of March 20, 2002, the Company is not aware of any matters that would give rise to a claim under these warranties and indemnities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2001.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Insignia's common stock trades on the New York Stock Exchange under the trading symbol "IFS". The following table sets forth the high and low daily closing sale prices for the Company's common stock as reported on the New York Stock Exchange for each quarter of 2000 and 2001:

CALENDAR PERIOD                                            HIGH               LOW
---------------                                            ----               ---
2000
   First Quarter..................................        $16.63             $7.56
   Second Quarter.................................        $13.75             $9.75
   Third Quarter..................................        $11.25             $9.19
   Fourth Quarter.................................        $11.94             $9.50

2001
   First Quarter..................................        $13.24            $11.30
   Second Quarter.................................        $12.82            $10.45
   Third Quarter..................................        $12.80             $9.50
   Fourth Quarter.................................        $10.95             $9.15

     The closing sales price for Insignia's common stock on March 1, 2002, as reported on the New York Stock Exchange, was $10.58. The Company's transfer agent is First Union National Bank, 1525 West W. T. Harris Boulevard. Suite 3C3, Charlotte, North Carolina 28288. As of March 1, 2002, there were approximately 1,500 shareholders of record of the Company's common stock.

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

Sales of Unregistered Equity Securities

     In connection with the December 2001 acquisition of Groupe Bourdais in France, the Company issued 402,645 shares of the Company's common stock (valued at a price of $9.93 per share) as partial consideration for the purchase. The remainder of the base purchase consideration, totaling approximately $17.4 million, was paid in cash at closing. Additional purchase consideration of up to approximately $28 million, payable over the three years ending December 31, 2004, is contingent upon the future performance of the Bourdais operation. The Company has committed to pay the sellers a portion of the potential earnout (up to approximately $2.3 million) in shares of the Company's common stock.

     The shares of the Company's common stock were issued in the acquisition to the existing shareholders of Groupe Bourdais, none of whom were U.S. persons (as defined in Rule 902 promulgated under the Securities Act of 1933, as amended). Insignia issued such unregistered securities in reliance upon the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Employee Stock Purchase Program

     The Company's 1998 Employee Stock Purchase Plan was adopted to provide employees with an opportunity to purchase common stock through payroll deductions at a price not less than 85% of the fair market value of the Company's common stock. This plan is designed to qualify under Section 423 of the Internal Revenue Code of 1986. During 2001, approximately 160,000 shares of common stock were sold under this plan at an average price of approximately $9.23 per share.

Stock Repurchases

     At December 31, 2001, Insignia held in treasury 1,502,600 repurchased shares of its common stock. Such shares were repurchased at an aggregate cost of approximately $16.2 million and are reserved for issuance upon the exercise of warrants granted in 2000 to certain executive officers, non-employee directors and other employees of the Company.

Preferred Stock Issuance

     On February 9, 2000, Insignia sold 250,000 shares of perpetual convertible preferred stock, with a stated value of $100 per share, to investment funds advised by Blackacre Capital Management for an aggregate purchase price of $25.0 million. The issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof. The preferred stock pays a 4% cumulative annual dividend, payable at Insignia's option in cash or common stock, and is convertible into the Company's common stock at the option of the holder at $14 per share, subject to adjustment. The preferred stock is callable by the Company, at stated value, at any time on or after February 15, 2004. In 2001, the Company paid cash dividends of $1 million and stock dividends of $250,000 through the issuance of 25,000 shares of the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data of Insignia for the years ended December 31, 2001, 2000, 1999, and of those Insignia businesses included in the Company's September 1998 spin-off for the years ended December 31, 1998 and 1997. The selected financial data for all periods presented has been restated to segregate the results of Realty One on a discontinued basis. Operating results for the years ended December 31, 2001 and 2000 are presented in compliance with the requirements of the SAB 101 accounting change. All prior years are presented as previously reported without restatement.

     This information has been derived from and is qualified by reference to the consolidated financial statements of the Company and the notes thereto and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 in this Report. Certain amounts for prior years have been reclassified to conform to the 2001 presentation.

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                         2001        2000          1999          1998         1997
                                                         ----        ----          ----          ----         ----
                                                                    (In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
  Total revenues                                      $ 741,749    $ 781,211     $ 576,319     $ 404,067    $ 271,470
  Service revenues                                      737,780      775,999       574,442       404,067      271,470
  Income from continuing operations                       5,721       21,229         7,724         8,073       12,692
  (Loss) income from discontinued operation             (19,229)         558         2,574         2,980          363
  (Loss) income before cumulative effect of a
    change in accounting principle                      (13,508)      21,787        10,298        11,053       13,055
  Cumulative effect of a change
    in accounting principle                                --        (30,420)           --            --           --
  Net (loss) income                                     (13,508)      (8,633)       10,298        11,053       13,055

PER SHARE AMOUNTS - ASSUMING DILUTION (1):
  Income from continuing operations                   $    0.20    $    0.87     $    0.34     $    0.37          N/A
  (Loss) income from discontinued operation               (0.82)        0.02          0.12          0.13          N/A
  (Loss) income before cumulative effect of a
    change in accounting principle                        (0.62)        0.89          0.46          0.50          N/A
  Cumulative effect of a change
    in accounting principle                                --          (1.24)           --            --          N/A
  Net (loss) income                                       (0.62)       (0.35)         0.46          0.50          N/A

OTHER DATA:
  Cash provided by operating activities               $  26,705    $  80,368     $  57,977     $  35,857    $  31,370
  Cash used in investing activities                     (25,809)     (74,044)     (171,107)     (128,140)     (87,667)
  Cash provided by financing activities                   9,985       59,023       121,443       140,194       61,767
  EBITDA (2)                                             56,262       77,777        51,503        40,359       35,244
  Net EBITDA (2)                                         54,458       78,046        48,871        44,741       36,382

                                                                               AT DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                         2001        2000          1999          1998         1997
                                                         ----        ----          ----          ----         ----
                                                                               (In thousands)
BALANCE SHEET DATA:
  Cash and cash equivalents                           $ 131,860    $ 122,196     $  61,600     $  53,489    $    5,514
  Real estate investments                                95,710      102,170        76,298        58,196        19,454
  Total assets                                          918,343      925,625       795,313       595,489       337,945
  Total debt                                            207,241      176,938       164,322        44,438        19,969
  Investment and net advances from the
    Company's former parent                                  --           --            --            --       208,444
  Stockholders' equity                                  399,857      408,881       393,069       383,243            --

(1) Per share amounts for 1997 are not presented because Insignia was not a separate entity during that period.

(2) EBITDA is defined as real estate services revenues less direct expenses and administrative costs. Net EBITDA is defined as income before depreciation, amortization, income taxes and non-recurring charges.

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

      The selected financial data for the periods prior to the Company's spin-off in September 1998 from its former parent are based on the historical financial statements of those Insignia businesses owned by the former parent as if Insignia were a separate entity for those entire periods presented. Such financial information is not necessarily indicative of results that would have occurred had Insignia operated as a stand-alone entity separate from the former parent during the periods presented prior to the spin-off.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Insignia's 2001 year was marked by a slowing worldwide economy, disruption in the markets following the September 11th tragedy and the strategic decision to sell Realty One. Service revenues from continuing operations declined 5% to $737.8 million, and income from continuing operations declined 73% to $5.7 million. The year began following heady 35% services revenue growth in 2000 with most markets, particularly the Manhattan office market, the central London office market and the Manhattan co-op and condominium market, marked by short supply. Insignia's business plan for 2001 at the beginning of the year noted such short supply as the constraining factor that would likely limit volume.

     Following a better than normal first quarter, volume began to slow. In retrospect, this was the first sign of a slowing global economy. That condition became the factor most affecting operations during 2001 rather than the short supply originally anticipated. The third quarter was particularly poor. A disproportionate amount of third quarter volume is typically concluded in the post Labor Day (U.S.) and post August holiday (Europe) periods. However, the usually high volume month of September became the weakest month of the year in the aftermath of September 11th. This was particularly the case in New York, which is by far the largest market for Insignia.

     The fourth quarter rebounded both as a result of business beginning to return to normal, including the conclusion of many of the largest transactions in progress during the year as well as some additional, unanticipated volume assisting tenants displaced in New York City. As a result, Insignia reported acceptable results for the year, particularly considering the economic conditions and their affect on client decisions. However, such results were well below the record 2000 results.

     Insignia management monitors and evaluates its financial performance using three measures. Net EBITDA is defined as income before depreciation, amortization, income taxes and non-recurring charges. Net EBITDA deducts all interest expense and includes Funds From Operations ("FFO") from real estate investments. Real estate FFO is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. The second measure used by management is Income from Real Estate Operations. This measure deducts depreciation and amortization from the Net EBITDA measure. It also includes gains or losses on real estate investments together with income taxes associated with service operations and real estate investments. The final measure is Income from Continuing Operations. This measure further incorporates the now completed Internet business and investment strategy as well as non-recurring life insurance proceeds in 2000. Net EBITDA, FFO and Income from Real Estate Operations are measures that are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms.

     The table on the following page depicts our operating results, in a format that highlights the above three measures, for the years ended December 31, 2001, 2000 and 1999, respectively. Operating results for all periods presented reflect the results of Realty One on a discontinued basis for financial reporting purposes. Certain amounts for the year ended December 31, 1999 have been reclassified to conform to the current presentation. This information has been derived from the Company's consolidated statements of operations for the years then ended.

                                                                          YEAR ENDED DECEMBER 31,
                                                             2001                2000                 1999
                                                             ----                ----                 ----
                                                                               (In thousands)
     REAL ESTATE SERVICES REVENUES
         Insignia/ESG                                     $  498,073          $  500,152           $  389,208
         Europe                                              120,475             141,752              108,562
         Residential                                         119,232             134,095               76,672
                                                       ---------------------------------------------------------
           TOTAL REAL ESTATE SERVICES REVENUES               737,780             775,999              574,442

     COST AND EXPENSES
         Real estate services                                668,079             681,867              511,113
         Administrative                                       13,439              16,355               11,826
                                                       ---------------------------------------------------------
     EBITDA - REAL ESTATE SERVICES (1)                        56,262              77,777               51,503
         Real estate FFO (2)                                   6,064               3,877                3,758
         Interest and other income                             4,869               6,772                4,103
         Foreign currency transaction gains                      331               1,365                  827
         Interest expense                                    (12,407)            (11,745)              (7,048)
         Merger related expenses                                (661)                 --               (4,272)
                                                       ---------------------------------------------------------
     NET EBITDA (1)                                           54,458              78,046               48,871
         Applicable income tax                                (3,207)            (17,013)              (9,780)
                                                       ---------------------------------------------------------
     AFTER TAX NET EBITDA                                     51,251              61,033               39,091
         Gains on sale of real estate                         10,986               3,884                2,767
         Real estate impairment                                 (824)             (1,806)                  --
         Tax on real estate                                   (4,376)               (831)              (1,107)

         Depreciation - FF&E                                 (15,392)            (10,350)              (5,911)
         Amortization of intangibles                         (24,408)            (23,825)             (21,703)
         Depreciation - real estate                           (5,754)             (5,125)              (4,465)
                                                       ---------------------------------------------------------
                                                             (45,554)            (39,300)             (32,079)
                                                       ---------------------------------------------------------
     INCOME FROM REAL ESTATE OPERATIONS                       11,483              22,980                8,672
         Life insurance proceeds                                  --              19,100                   --
         Losses from Internet investments                    (10,263)            (35,527)              (1,580)
         Income tax benefit                                    4,501              14,676                  632
                                                       ---------------------------------------------------------
                                                              (5,762)             (1,751)                (948)
                                                       ---------------------------------------------------------

     INCOME FROM CONTINUING OPERATIONS                         5,721              21,229                7,724
       Discontinued operations:
          (Loss) income from discontinued operation,
             net of applicable taxes                          (1,600)                558                2,574
          Provision for loss on disposal, net of
             applicable taxes                                (17,629)                 --                   --
                                                       ---------------------------------------------------------

      (Loss) income before cumulative effect of a
          change in accounting principle                     (13,508)             21,787               10,298

    Cumulative effect of a change in accounting
      principle, net of applicable taxes                          --             (30,420)                  --
                                                       ---------------------------------------------------------
      NET (LOSS) INCOME                                   $  (13,508)         $   (8,633)          $   10,298
                                                       =========================================================


(1) Neither EBITDA nor Net EBITDA, as disclosed above, should be construed to represent cash provided by operations determined pursuant to GAAP. These measures are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. As compared to net income, the EBITDA and Net EBITDA measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring charges. Management believes that the presentation of these supplemental measures enhance a reader's understanding of the Company's operating performance as they provide a measure of generated cash.

(2) Real estate FFO is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. This measure is not defined by GAAP and Insignia's usage of this term may differ from other companies' usage of the same or similar terms. Management uses this supplemental measure in the evaluation of principal real estate investment activities and believes that it provides a measure of generated cash flows for the Company's real estate operations.

Commercial Real Estate Services

     Revenues from commercial services declined 4%, or $23 million, to $618.5 million in 2001. United States commercial services revenue declined by $2 million to $498 million, European revenues declined by $25.3 million to $116.4 million and start-up operations in Asia and Mexico added $4 million in revenues. EBITDA from commercial services declined by 23%, or $19 million, to $64 million. United States EBITDA declined by $5.6 million to $51.1 million, European EBITDA declined by $9.3 million to $16.6 million and the start-up Asian and Latin American operations produced negative EBITDA of $3.9 million.

     Revenues in commercial services are significantly impacted by SAB 101. The impact is primarily confined to the United States, though a small number of European transactions are impacted. SAB 101 required a change as of the beginning of 2000 in the manner in which leasing commissions are recognized as revenue. Leasing is the single largest source of revenue to Insignia. For 2001, leasing commissions accounted for 70% of U. S. commercial services revenue, more than 60% of worldwide commercial services revenue and more than 50% of Insignia's total revenues.

     Insignia represents both tenants and landlords in the leasing of commercial property -- office, industrial and retail. The leasing process may last from weeks to years. Once a lease is signed and a commission agreement is in place, Insignia's services are concluded. However, market customs and individual negotiations govern the terms of the commission agreement. Some commissions are earned and payable upon execution of the lease. Some are payable in installments on specific dates. Others are payable in installments on the occurrence of certain events, such as lease execution, occupancy by the tenant, or payment of rent for a specified period (typically first month, first six months or first year). In other much rarer instances, installments are paid on a schedule that may require a refund by Insignia if events such as those identified in the preceding sentence fail to occur. Under SAB 101, any commission billable (or refundable) upon a condition other than the passage of time may not be recognized until the billing condition is met or the refund contingency expires. The primary impact of SAB 101 is the recognition of income on affected leases from the date Insignia's performance is complete to the date the tenant satisfies the obligations under his lease that are specified conditions in the commission agreement.

     In 2000, application of SAB 101 reduced reported revenues by $59.8 million. In 2001, the application of SAB 101 increased revenues by more than $30 million. The impact on 2001 was the result of recognition of previously completed leases closed during the years 1998 - 2000, reduced by deferrals of 2001 transactions. It is important to note that SAB 101 does not affect many leasing transactions. In fact, the largest transactions concluded in both 2000 and 2001 were not affected by the provisions of SAB 101. This accounting requirement does limit Insignia's ability to predict its revenues in the short term (one quarter to one year). This occurs because the conditions of SAB 101 are controlled by the tenant and not by Insignia, and Insignia's estimate of the date those events will occur often varies by months. Further, while Insignia monitors its transaction backlog from prospect to conclusion, no particular transaction can be reliably forecast from a revenue recognition standpoint until the commission agreement is executed with the conditions to billing specified. This often occurs at or near the same time as the execution of the lease.

     United States commercial services benefited from the investment programs undertaken in prior years by the financial services portion of the business. Those investments reached a meaningful income production stage in 2001, increasing their EBITDA contribution by $5 million to $5.3 million. An earnings contribution of approximately $2.8 million was provided by Insignia Opportunity Trust, which became fully invested in 2001, representing an increase from $847,000 in the year 2000. A second similar fund was launched in late 2001 did not begin to produce income during the 2001 year. In addition, the development program commenced several years ago increased its contribution to approximately $2.9 million in 2001, compared to approximately $1.5 million in 2000. Insignia is currently emphasizing its investment programs; however, no new development projects have commenced since mid-2000, and four properties are currently under development.

     The traditional commercial services portion of the U.S. operation suffered a decline in EBITDA of more than $10 million in 2001, compared to 2000. This decline - on only a marginal decrease in revenues - arose from a number of factors, the largest of which was higher commission expense. Commission expense includes a formulaic bonus to the consulting department computed on commission revenues allocated to that department. In 2000, revenues were recognized under SAB 101 as to which contractual bonuses to the consulting department had been paid in prior years, without any ability to recover. This circumstance created a $10 million lower commission expense in 2000 than would have occurred without the accounting change under SAB 101 and also contributes to an increase in the average reported commission rate for 2001. In late 2000, the Company modified the formulaic consulting department bonus such that the expense of such bonus would match reported revenues in future periods. Further, production in 2001 was skewed toward markets with higher average commission rates, and within those markets, production was relatively greater among brokers who had attained higher commission splits. The result was an overall commission expense of $15 million higher than the amount that would have been recorded at 2000 average commission rates. There were no changes in overall commission programs that would otherwise account for this change.

     Rent expense increased by approximately $3.5 million in 2001. Of this increase, approximately $1.25 million arose from the renewal at the Company's New York City headquarters. Most of the remainder of the increase was attributable to expansions primarily in California, Boston and Washington. Also, Insignia's share of expenses of the Octane consortium increased by nearly $1 million, to $1.9 million, in 2001. Conversely, incentive compensation declined by approximately $10 million as a result of lower earnings.

     Insignia's European operations are dominated by its U.K. offices, which produced more than 90% of European revenues and EBITDA for 2001 and 2000. The decline in European revenues and EBITDA in 2001 is directly attributable to lower leasing and investment sales volume in the key London market. For 2001, revenues from leasing and investment sales declined from 2000 levels by 34% and 35% to $21.4 million and $19.8 million, respectively. The year 2000 was an exceptional period for both of these service lines as transaction volume reached unprecedented levels. Entering 2001, market expectations were that 2000 activity levels would not be sustained and results for 2001 reflected this expected decline. The weakened economic conditions and the unavoidable period of inactivity that followed the events of September 11th further compounded the declines in Europe.

     At the same time, revenues from professional services and consulting in 2001 remained relatively flat as compared to 2000. Property services revenues for 2001 were maintained by the valuation practice, which experienced growth in assignments compared to the levels experienced in 2000.

     During 2001, Insignia opened a small office in Madrid, Spain and added staff to its offices in Brussels and Milan. Most importantly, in December 2001, Insignia acquired Insignia Bourdais, one of the largest real estate service firms in France. For 2001 (not included in Insignia's results), Insignia Bourdais produced revenues of almost $39 million.

     Asian and Latin American operations were started in 2001 and collectively produced EBITDA losses of $3.9 million. These operations now give Insignia the ability to serve clients in Hong Kong, China, Japan, Thailand, India, Mexico and parts of South America. The losses for the 2001 year were greater than Insignia had anticipated as a result of later additions of important capability and the weak Asian economies. Insignia had expected these operations to be profitable in 2002 when the decision was made to expand into the markets. However, it now seems likely that losses will continue in the first half of 2002 with an objective of attaining break-even status for the 2002 year.

Residential Real Estate Services

     Revenues from residential services - provided through New York-based Insignia Douglas Elliman and Insignia Residential Group -declined 11%, or $14.9 million, to $119.2 million in 2001. Virtually all of the decline from year 2000's exceptionally strong pace can be attributed to the erosion in transaction volume and sales prices in the New York apartment market.

     Insignia Douglas Elliman produced service revenues and EBITDA of $92.9 million and $4.7 million, respectively, for the 2001 year. These operating results represented sharp declines of 14%, or $14.6 million, for revenues and 58%, or $6.5 million, for EBITDA, compared to 2000. The softening of the economy in early 2001, which continued up to and was exacerbated by the events of September 11th, led to a serious deterioration in contract activity in the New York City and tri-state area markets. The volume of units sold dropped more than 13% from 2000 and average sales prices declined 3% year-over-year. Further, gross transaction volume declined 16% to $2.4 billion in 2001. The decrease in activity was experienced across the mix of real estate inventory in the New York City marketplace, with the only exceptions being increases in sales of new cooperative development projects and commercial space leasing.

     Insignia Douglas Elliman's earnings in 2001 were hindered most significantly by the adverse affects of the lower transaction volume on revenues. Although, an increase in average commission expense rates also contributed to the decline in EBITDA in 2001. Broker commission splits entering 2001 were in many cases maintained at 2000 year-end levels, which had reached heightened levels due to the robust volumes achieved during the 2000 year. The higher commission rate in 2001 resulted in a $1.2 million decline in EBITDA from the amount that would have been generated at 2000 commission levels. Other operating expenses in 2001 declined modestly from 2000.

     Insignia Residential Group in 2001 showed a significant increase in EBITDA compared to 2000, despite a marginal decline in revenues to $26.3 million. For all of 2001, Insignia Residential Group generated EBITDA of $1.2 million, representing an increase to almost three times the level experienced in 2000 ($452,000). Revenues from core management increased almost 6% over 2000 as a result of higher fees on new business, the implementation of 2001 management fee increases to all existing clients and material declines in un-reimbursed property related expenditures. These operating efficiencies were achieved in part through a reorganization plan implemented in late 2000 that resulted in the termination of non-profitable management engagements, prudent expense reductions and a better matching of revenues and operating expenses on a individual project basis. This reorganization resulted in the achievement of more than $1 million in total expense savings in 2001. The 2001 year was also marked by the second quarter engagement as property manager and leasing agent for Peter Cooper Village and Stuyvesant Town, a 11,000 unit portfolio in Manhattan. The addition of this significant property portfolio contributed $800,000 to total 2001 revenues. On an annualized basis, this engagement is estimated to contribute approximately $1.5 million to Insignia Residential Group's total service revenues.

Administrative

     Administrative expenses declined by 18% to $13.4 million in 2001. Virtually the entire change relates to lower incentive compensation attributable to the lower overall performance of the Company.

Other Items Included in the Determination of Net EBITDA

     Interest and other income declined by 28% to $4.9 million. One reason was lower interest rates available on short-term investment of cash on hand. The average rate for 2001 declined to approximately 3% from over 5% in 2000. At the same time, cash declined significantly in March 2001 as record incentive compensation was paid based on 2000 performance. In addition, all remaining contingent purchase consideration for Insignia's U.K. operations was achieved, resulting in a payment of more than $22 million in March 2001 (through issuance of loan notes secured by restricted cash). As a result, average cash available for short-term investment also declined by approximately $25 million from 2000.

     Interest expense increased despite lower interest rates. Insignia's interest rate on its revolving credit facility averaged approximately 6% in 2001 versus 8% in 2000. The average rate at December 31, 2001 was 4.9%. Average borrowings were approximately $15 million higher in 2001 as a result of $15 million borrowed in mid-2000 for Internet investments and a further $10 million drawn in early 2001. The average interest rate on the $117 million outstanding under the revolving credit facility after a $32 million pay-down in January 2002 was approximately 4.5%.

     In 2001, Insignia acquired Baker Commercial in Dallas in an attempt to transform its predominantly property management business in Dallas to a more balanced operation with quality brokerage capability. As a part of that acquisition, Insignia decided to vacate its existing office space and move to a location more suitable to the new business mix. A charge of $661,000 was taken at the acquisition date in connection with the lease.

     Foreign currency translation was not a significant factor in 2001 as Insignia closed out substantially all of its euro and pound borrowings in the second quarter the year.

     Real Estate FFO from Insignia's investment portfolio increased 56% to $6.1 million in 2001. More than $200,000 of the change was attributable to adding or selling properties during 2001, while almost $2 million of the increase was achieved solely from improved property operations. Of the FFO reported in 2001, more than $1 million related to properties sold during the year and no longer owned at December 31, 2001. FFO is a financial measure that is not defined by GAAP and Insignia's usage of this term may differ from other companies' usage of the same or similar terms.

Other Items Included in the Determination of Income

     Gains on sales of real estate through minority-owned entities nearly tripled to $11 million. The increase is substantially attributable to the sale of Fresh Meadows, an apartment complex in New York in which Insignia held a 17.5% profits interest. This property was acquired in December 1997. Property sales are difficult to predict and will likely vary considerably from year to year. In addition, as a minority owner, Insignia does not control the sale decision. Insignia currently expects to sell in 2002 between four and seven properties out of the thirty-seven minority owned properties at December 31, 2001. Based on Insignia's current estimates of value, gains realized by Insignia could range from $5 million to $10 million in 2002, although there can be no assurances of the timing or amount of any gains.

     Insignia owns minority interests in entities owning three properties acquired in 2001. This was a lower than expected addition to the portfolio as a result of declining property prospects in our view. Insignia also recorded impairment write-downs on four investments in 2001. Insignia's analysis indicated that the lease prospects of a telecom building and lower income being produced by certain hotel assets resulted in values less than their carrying amounts.

     Depreciation expense (excluding property depreciation) in 2001 rose 49% to $15.4 million, or $5 million over 2000. The increases are attributed to capital spending of more than $65 million over the past three years for new information technology platforms and leasehold improvements in connection with the upgrade and relocation of offices in key U.S. markets and London.

     Amortization of intangibles increased 2% to $24.4 million for the 2001 year. This increase reflects amortization of contingent earnouts paid in 2001. Such additional purchase consideration was recorded as costs in excess of net assets of acquired businesses.

     Insignia wrote off all remaining Internet business assets and investments in 2001, except for a $1 million investment in a multiple venture fund equivalent to fair value of that investment as reported by that fund's manager. Internet losses for 2001 totaled a net $10.3 million, before tax effects, reflecting Internet investment write-downs of approximately $13.4 million and income of $3.2 million resulting from the final liquidation of EdificeRex in December 2001. This income represented the culmination of those losses of EdificeRex in excess of the Company's investment basis incurred during the first half of 2000 when the Company consolidated EdificeRex.

     Income taxes declined in 2001, as compared to 2000, commensurate with lower income.

     Insignia reported a net loss for 2001 of $13.5 million, or $0.62 per diluted share. This net loss includes the effects of a $17.6 million loss on disposal and a $1.6 million net operating loss for the discontinued Realty One operations. Despite the resulting significant book loss on disposal in 2001, the decision to sell Realty One was one of strategic significance. The sale price of Realty One was six times that operation's 2001 EBITDA, representing a multiple that management believes is a significant premium over the value the public markets have placed on the Company over the past three years.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Insignia's results for 2000 and 1999 have been restated to segregate the operations of Realty One on a discontinued basis for financial reporting purposes. As disclosed above, Insignia entered into a contract in late December 2001 to sell Realty One and its affiliated companies headquartered in Cleveland, Ohio and completed the sale on January 31, 2002.

     Insignia's financial results for 2000 were highlighted by record financial performance levels and a change in accounting for revenue recognition for leasing commissions in compliance with SAB 101, which was reflected as a cumulative effect of a change in accounting principle as of January 1, 2000. The cumulative effect of the SAB 101 accounting change on prior years resulted in a reduction to income for 2000 of $30.4 million (net of applicable taxes of $23.3 million), or $1.24 per share. The effect of retroactive application of the accounting change to January 1, 2000 lowered service revenues by $59.8 million, Net EBITDA by $18.1 million and income before the cumulative effect of the accounting change by $10.5 million, or $0.43 per share, for the 2000 year.

     For 2000, Insignia reported substantial growth compared to 1999 in all financial measures as service revenues grew 35% to $776 million and Net EBITDA grew 60%, or $29.2 million, to $78 million. Income from Real Estate Operations grew sharply to $23 million for 2000, reflecting a gain of 165% over $8.7 million for 1999. These operating results were fueled by vigorous organic growth in the Company's U. S. and European commercial real estate services operations and full year contributions from Insignia Douglas Elliman (acquired in June
1999) and St. Quintin (acquired in March 1999).

Commercial Real Estate Services

     For 2000, commercial services produced aggregate service revenues of $641.9 million and EBITDA of $82.5 million, reflecting gains of 29% for revenues and 46% for EBITDA, as compared to 1999. These results for 2000 reflect year-over-year growth pursuant to the SAB 101 accounting change, which materially understates actual growth over 1999 on a comparable basis. Commercial real estate services produced approximately 73% and 84%, respectively, of Insignia's total service revenues and EBITDA (before unallocated administrative costs) for 2000. Substantially all of the revenue and EBITDA gains in 2000 were from organic growth, reflecting the Company's continued success in securing assignments from new and existing commercial real estate customers in both the United States and Europe. The Company's Asian operations were launched in December 2000 with the acquisition of Brooke International.

     The year 2000 was an extraordinary period for the U.S. commercial real estate services operation. The Company's well developed U.S. commercial service delivery platform and the continuation of strong economic conditions propelled operating performance to record levels. For 2000, the Company generated U.S. commercial service revenues of $500.2 million and EBITDA of $56.7 million, representing material gains of 29% for revenues and 36% for EBITDA, compared to 1999. U.S. commercial leasing activity remained strong across the board, with all Insignia/ESG regions contributing to the revenue and EBITDA growth for the year. It is noteworthy to add that the year-over-year domestic gains were almost entirely attributed to organic growth. The New York region, the Company's largest market, continued to produce exceptional operating results, generating more than 50% of the Company's total U.S. commercial services revenue and EBITDA for 2000.

     In Europe, financial results for 2000 were also significant, with reported services revenue of $141.8 million and EBITDA of $25.9 million. Such operating results reflected revenue gains of $33.2 million, or 31%, and EBITDA gains of $11.1 million, or 76%, over 1999. The year 2000 was one of the most successful years in Insignia Richard Ellis's history with operating results reflective of the full benefits of the 1999 merger with St. Quintin. Insignia Richard Ellis achieved the number one market position in central London, with responsibility for more leasing activity than any other firm. As evidence, the Company's U.K. operation generated service revenues and EBITDA of $132.2 million and $24.6 million, respectively, for 2000. These operating results represented growth of 26% in revenues and 66% in EBITDA compared to 1999. The Company's continental European businesses produced aggregate service revenues and EBITDA of $9.6 million and $2.1 million (before European administrative expenses), respectively, for 2000. These results, which represented gains over 1999 of $5.5 million for revenues and $1.7 million for EBITDA, were attributable primarily to marked improvement in Germany together with positive contributions from the Netherlands operations, acquired in March 2000.

Residential Real Estate Services

     Residential services of Insignia Douglas Elliman and Insignia Residential Group generated aggregate service revenues and EBITDA of $134.1 million and $11.6 million, respectively, for 2000. This operating performance represented revenue gains of 75% and EBITDA gains of 67% over 1999 and was substantially attributable to contributions from the full year of operations for Insignia Douglas Elliman. Insignia Douglas Elliman produced service revenue and EBITDA of $107.5 million and $11.2 million, respectively, for the 2000 year. These operating results represented material increases of $57.8 million, or 116%, for revenues and $4.8 million, or 75%, for EBITDA, compared to 1999. Insignia Residential Group produced relatively flat operating results for 2000, compared to 1999, generating service revenues of $26.5 million and EBITDA of $452,000. The comparable results for 1999 were service revenues of $26.9 million and EBITDA of $581,000.

Administrative

     Administrative expenses rose 38% from $11.8 million in 1999 to approximately $16.4 million in 2000. These increases reflect increased executive compensation in connection with a new employment agreement with the Chairman and robust performance meeting maximum incentive targets for the 2000 year.

Other Items Included in the Determination of Net EBITDA

     Interest and other income increased from $4.1 million in 1999 to $6.8 million in 2000. The increase is attributed to materially higher average cash holdings during the 2000 year, in combination with gains of approximately $862,000 on forward contracts to purchase British pounds. In addition, the Company realized foreign currency gains of approximately $1.4 million in 2000, principally from facility borrowings in declining European currencies. In comparison, foreign currency gains totaled $827,000 for the 1999 year.

     Interest expense increased 67%, or $4.7 million, to approximately $11.7 million for 2000, compared to 1999. This increase is due principally to increases in prevailing interest rates throughout 2000, interest charges on 1999 credit facility borrowings of approximately $110 million to finance the acquisitions of Lynch Murphy in Boston, St. Quintin in the U.K. and Douglas Elliman and further borrowings of $15 million in 2000 to finance e-commerce initiatives.

     The Company recognized gains of $1.4 million in 2000 from foreign currency transactions, principally from facility borrowings in declining European currencies. Such gains in 1999 totaled $827,000, again attributed primarily to fluctuations in pound and euro currency borrowings on the Company's revolving credit facility.

     In 1999, the Company incurred a one-time charge of $4.3 million ($3.1 million net of tax) for merger related expenses in connection with the March 1999 acquisition of St. Quintin and its merger with Richard Ellis Group Limited. The one-time charge was substantially comprised of costs to vacate excess office space and, to a lesser extent, severance costs. The charge included provisions for rent expense during the period from vacancy to sublease, costs of improvements required for sublease, rent concessions, excess rent over sublease terms and severance. All excess office space was subleased and severance costs were incurred prior to December 31, 1999.

     Real estate FFO from the Company's investment programs totaled approximately $3.9 million for 2000, remaining relatively flat compared to $3.8 million generated in 1999. FFO is a financial measure that is not defined by GAAP and Insignia's usage of this term may differ from other companies' usage of the same or similar terms.

Other Items Included in the Determination of Income

     Gains from the sale of real estate totaled $3.9 million for the 2000 year, increasing $1.1 million over the $2.8 million realized in 1999. Real estate investment earnings for 2000 were lowered by impairment write-downs of $1.8 million in two investments in under-performing assets. Based on the Company's evaluation of the occupancy levels and operating cash flows of these properties it was concluded that the estimated recoverable value of these investments was less than book carrying value.

     Internet-based business initiatives adversely affected income for 2000, resulting in pre-tax losses of approximately $35.5 million for the year. These losses include approximately $18.4 million in aggregate impairment write-downs (including both internal initiatives and third-party investments), $9.3 million of EdificeRex operating losses during the first half of 2000 prior to de-consolidation, and $7.8 million of other internal operating expenses.

     Depreciation expense (excluding property and Internet depreciation) continued to increase during 2000 consistent with capital spending during 1999 and 2000 for leasehold improvements, IT infrastructure and financial accounting systems for the U.S. businesses. Depreciation totaled approximately $10.4 million in 2000, a $4.4 million increase over 1999.

     Amortization of intangibles increased 10% to $23.8 million in 2000, compared to $21.7 million during 1999. The 2000 year reflects a full year impact of purchased intangible amortization for the 1999 acquisitions of St. Quintin and Insignia Douglas Elliman.

     Income taxes for 2000 declined 69% compared to 1999, despite higher income, due primarily to the non-taxable nature of income of $19.1 million from life insurance proceeds.

     The Company's net earnings for 2000 were favorably affected by income of $19.1 million from life insurance proceeds. Conversely, income for 2000 was adversely affected by pre-tax Internet losses totaling $35.5 million, including $18.4 million in impairment write-downs of the Company's internally developed businesses and certain third party investments.

     Earnings for the 1999 year were marked by the first quarter absence of large brokerage transactions in the aftermath of the late 1998 capital markets turmoil and the aforementioned $4.3 million merger related charge related to the merger of the Company's U.K. operations.

     In 2000, the Company reported income, before cumulative effect of a change in accounting principle, of $21.8 million. This performance represented a significant increase of 112%, over $10.3 million, over 1999. On a per share basis, such earnings represented $0.89 for 2000 compared to $0.46 for 1999. The Company reported a net loss of $8.6 million for 2000, after the $30.4 million cumulative effect of the SAB 101 accounting change. The cumulative effect of the SAB 101 accounting change lowered 2000 earnings per share by $1.24 to a loss per share of $0.35.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources are available in the form of cash, unused capacity under its revolving credit facility and cash generated by operations. Historically, capital expenditures and investments in minority ownership interests in real estate related investments have been funded through cash from operations, and the revolving credit facility has been used to fund the cash portion of acquisitions of businesses and, in one instance, to fund e-commerce investments of $15 million.

     The Company uses After Tax Net EBITDA as a proxy for its cash flow from operations. While this measure differs from cash provided by operations under GAAP, the GAAP measure differences tend to be temporary in Insignia's businesses and by its construction matches incentives earned in the prior year with current year operations. Thus, cash provided by operations for 2000 does not reflect record incentives for that year, while the lower performance of 2001 bears those record 2000 incentives in cash provided by operations. Additionally, cash provided by operations includes certain real estate interests and Internet activity, which Insignia views as non-operating activities.

     Insignia's unrestricted cash at December 31, 2001 was approximately $132 million. Of this amount, approximately $50 million was used in the March 2002 to pay 2001 incentive compensation. The remaining incentive compensation is payable only when and to the extent certain leasing commissions are collected. Other than this use, Insignia does not expect the remainder to be required for operations other than for very short-term fluctuations. As a result, $32 million was applied to reduce the outstanding balance under the revolving credit facility in January 2002. The table below summarizes Net EBITDA after income tax effects and deductions for capital expenditures for the last three years to derive a measure of working capital resources produced by operations. Such capital resources represent amounts generally available for real estate investment or other purposes.

                                                       YEAR ENDED DECEMBER 31,
                                                 2001           2000          1999
                                                 ----           ----          ----
                                                           (In thousands)
           NET EBITDA                        $   54,458     $   78,046     $   48,871
           Applicable income tax                 (3,207)       (17,013)        (9,780)
                                           --------------------------------------------
           AFTER TAX NET EBITDA                  51,251         61,033         39,091

           Capital expenditures                 (15,604)       (25,807)       (25,399)
                                           --------------------------------------------
              TOTAL                          $   35,647     $   35,226     $   13,692
                                           ============================================

Insignia's debt at December 31, 2001 and 2000 consisted of the following:

                                                                          2001            2000
                                                                     ------------------------------
                                                                             (In thousands)
          DEBT
          Outstanding amount under revolving credit facility           $  149,000      $  122,350
          Loan notes payable to sellers of acquired U.K.
             businesses, secured by restricted cash holdings               20,972           6,219
                                                                     ------------------------------
          Notes payable                                                   169,972         128,569

          Real estate mortgage notes payable                               37,269          48,369
                                                                     ------------------------------
             TOTAL                                                     $  207,241      $  176,938
                                                                     ==============================

     With respect to the loan notes, all amounts are guaranteed by a bank as required by the terms of the respective purchase agreements and the bank holds restricted cash deposits sufficient to repay the notes in full when due. Real estate mortgage notes consist of three notes each secured by a single asset owned by Insignia subsidiaries and is recourse only to the applicable real estate asset. Insignia's equity at book value in these three property subsidiaries totaled $5.5 million at December 31, 2001. As a result of these two circumstances, Insignia only considers the revolver in its analysis of liquidity and capital resources.

     Insignia's revolving credit facility matures in May 2004 and has a maximum availability of $230 million. In addition to the amount outstanding, Insignia has outstanding letters of credit described further below of $12.3 million ($11.6 million pertaining to real estate investment obligations) that are considered outstanding amounts under the terms of the revolving credit facility. As a result, the maximum remaining availability at December 31, 2001, was $68.7 million (increasing to $100 million after giving effect to the use of existing cash in January 2002 to reduce the balance outstanding by $32 million).

     The revolving credit facility is subject to certain covenants, the most restrictive of which is the leverage ratio. Under this covenant, the maximum amount outstanding cannot exceed 3 times EBITDA for the trailing four quarters, after giving pro forma effect to acquisitions and dispositions. Because the third quarter of 2001 was so negatively affected by September 11th, Insignia requested and obtained a temporary increase of the leverage ratio to 3.25 until the third quarter of 2001 is no longer included in the trailing four quarters calculation. Insignia's request was not in respect of any default or potential default. Rather, Insignia recognized that the inclusion of such a poor quarter, caused by very unusual and uncontrollable events, in the four quarters calculation would render availability for unforeseen investment opportunities unacceptably low.

     At December 31, 2001, the actual availability under the revolver was approximately $42 million, without taking into account any pro forma EBITDA with respect to any future acquisition that might be made with a use of proceeds. Actual availability increased to $74 million with the pay-down in January 2002. Insignia believes that the existing revolver contains sufficient capacity for any anticipated investment opportunities.

     The revolving credit facility also is subject to a minimum net worth covenant of $345 million. Insignia expects that it will record impairment on certain goodwill during the first quarter of 2002 as a cumulative effect of an accounting change required under SFAS 142. The amount of such impairment is not yet known, but it is possible that the amount could violate this covenant or bring Insignia's net worth unacceptably close to the covenant. Insignia preliminarily estimates an aggregate impairment charge before tax effects in the range of $20 million to $50 million, based on current industry multiples. The revolver contains a requirement for the banks to negotiate in good faith with Insignia to effect a modification so that required accounting changes in accordance with GAAP do not adversely affect Insignia's compliance with covenants.

     Insignia invests in real estate assets and real estate related assets, usually as a minority owner and asset manager or property manager, with third party investors. These investments include operating real estate properties, real estate under development and investment entities investing in below investment grade or lower rated securitized real estate debt. Each of these entities is debt financed. The real estate entities in which Insignia owns a minority interest are obligated on aggregate debt of $698 million at December 31, 2001. Each entity is liable only for its own debt, and a substantial majority of the debt is non-recourse other than to the asset financed. At December 31, 2001, the Company's real estate investments totaled $95.7 million and consisted of the following:

                                                                                AMOUNT
                                                                           ----------------
                                                                            (In thousands)
         Minority interests in operating properties                          $   29,282
         Wholly-owned properties                                                 41,788
         Minority interests in development properties                            10,761
         Land held for future development                                         2,308
         Minority interests in real estate debt investment funds                 11,571
                                                                           ----------------

            TOTAL REAL ESTATE INVESTMENTS                                    $   95,710
                                                                           ================

     The real estate carrying amounts of the three wholly-owned properties at December 31, 2001 were financed by real estate mortgage notes encumbering the assets totaling $37.3 million. At December 31, 2001, Insignia had invested capital of approximately $5.5 million in these wholly-owned properties and has no further obligations to the subsidiaries or their creditors. One of the properties is an office building in Tokyo, Japan that was acquired for, and is under contract for sale to, a client. The sale is expected to close in late March 2002.

     Apart from the potential loss of its net investment, which totaled $59 million at book value in all real estate entities at December 31, 2001, Insignia's other assets are only at risk with respect to specific obligations it has undertaken or to standard carve-outs in the mortgage lending industry from the non-recourse provisions of mortgage loans. Insignia, as a matter of policy, would consider advancing funds to such an entity beyond its obligation as a new investment requiring normal returns. At December 31, 2001, Insignia's aggregate obligations to all such real estate entities consisted of the following:

                                                                               AMOUNT
                                                                          ----------------
                                                                           (In thousands)
          Letters of credit partially backing construction loans             $    8,900
          Other partial guarantees of property debt                               5,250
          Future capital contributions for capital improvements                     455
          Future capital contributions for acquisitions                           4,000
                                                                          ----------------

             TOTAL OBLIGATIONS                                               $   18,605
                                                                          ================

     Insignia also has obligations for earnouts, or contingent consideration, with respect to past acquisitions. One earnout of a maximum amount of $6.4 million is believed extremely unlikely to ever become payable. Other acquisition earnouts, excluding Insignia Bourdais, are believed more likely than not of being met, and the amounts payable in that case would be as follows:

                        YEAR                         AMOUNT
                      ----------------------------------------
                                                 (In thousands)
                        2002                        $  7,500
                        2003                           3,500
                        2004                           2,500
                        2005                           1,000
                                                 --------------
                        TOTAL EARNOUTS              $ 14,500
                                                 ==============

     Insignia expects to pay these amounts from cash provided from operations.

     With respect to Insignia Bourdais, the $21.4 million paid at closing in a combination of cash and stock was based on an annual minimum EBITDA expectation of $4 million. To the extent actual EBITDA of Insignia Bourdais for the year ending March 31, 2002 exceeds that amount, additional purchase consideration of up to approximately $9.5 million would become payable. Further, an earnout provision over calendar years 2002, 2003 and 2004 provides for additional purchase price of up to $18.5 million. Earnout payments of that amount would require average annual EBITDA over the three years of more than $10 million, and all earnout calculations are based upon a multiple of total purchase consideration to EBITDA of approximately 4.2.

     Insignia's capital expenditure estimate for 2002 is approximately $15 million; however, a substantial portion of this amount will be deferred until the Company is reasonably comfortable that economic activity is increasing. The Company's capital expenditures for 2001 totaled approximately $15.6 million (excluding Realty One's discontinued operation).

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

     The Company has adopted SFAS No. 141 for all business combinations completed after July 1, 2001 and will fully implement SFAS No. 141 and SFAS No. 142 beginning in the first quarter of 2002. Amortization of goodwill that would become non-amortizable under SFAS No. 142 totaled approximately $17.3 million for the 2001 year. Elimination of this amortization would have improved income by approximately $10 million (net of applicable taxes) and diluted earnings per share by approximately $0.43 for 2001. The Company's initial impairment tests on goodwill and other indefinite-lived intangible assets will be completed, with any measured impairment recorded through earnings as a cumulative effect of a change in accounting principle, during the first quarter of 2002. Insignia anticipates an aggregate impairment charge before tax effects of between $20 million and $50 million based on current industry multiples. The Company is obtaining a third party valuation to support its estimates, and the amount of the impairment charge (together with related tax benefit) will not be determined until the end of the first quarter.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, although early adoption is encouraged. Insignia adopted SFAS No. 144 at December 31, 2001 in conjunction with the Company's sale of Realty One.

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Insignia believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

     Revenue Recognition

     The Company's real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales. Prior to 2000, leasing commission revenues were recorded when the related services were performed, generally at lease signing, unless significant contingencies existed. With the adoption of SAB 101 in 2000, the Company was required to change its method of accounting for leasing commissions. Under SAB 101, leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company's control are now recognized upon the occurrence of such events. As certain conditions to revenue recognition for leasing commissions are outside of the Company's control, judgment must be exercised in determining when such required events to recognition have occurred.

     Bad Debts

     Insignia maintains an allowance for doubtful accounts for estimated losses resulting from the inability of clients to make required payments. If the financial condition of the Company's clients were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Valuation of Investments

     The Company reviews each of its investments in unconsolidated real estate and Internet entities on a quarterly basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of such investments below carrying value and the related undiscounted cash flows are not sufficient to recover the assets carrying amount. In 2001, the Company recorded impairment losses of $13.4 million on remaining Internet investments and $824,000 on four real estate investments based on this evaluation. In 2000, Insignia recorded Internet impairment losses totaling $18.4 million.

     Valuation of Intangibles

     The Company's intangible assets substantially consist of property management contracts and costs paid in excess of net assets of acquired businesses. Through December 31, 2001, the Company used an undiscounted cash flow methodology to determine whether underlying operating cash flows were sufficient to recover the carrying amount of intangible assets. Beginning January 1, 2002, costs in excess of net assets of acquired businesses will no longer be amortized but will be evaluated annually for impairment based on a reporting unit fair value approach as required by SFAS 142. In determining fair value of a reporting unit, the Company relies on the application of generally accepted valuation approaches including an income approach (discounted cash flows) and a market approach, which includes both comparisons to other comparable publicly traded businesses and searches of recent transactions involving similar businesses.

IMPACT OF INFLATION AND CHANGING PRICES

     Inflation has not had a significant impact on the results of operations of Insignia in recent years and is not anticipated to have a significant impact in the foreseeable future. Insignia's exposure to market risk from changing prices consists primarily of fluctuations in rental rates of commercial and residential properties, market interest rates on residential mortgages and debt obligations, real estate property values and foreign currency fluctuations affecting operating results in Europe, Asia and Latin America.

     The revenues associated with the commercial services businesses are impacted by fluctuations in interest rates, lease rates, real property values and the availability of space and competition in the market place. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive.

     The revenues of the property management operations with respect to rental properties are highly dependent upon the aggregate rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. Changes in market interest rates and real property values impact the revenues of the Company's New York-based co-op and condo brokerage and apartment leasing business.

     Economic trends in 2001 were characterized by general slowdowns in commercial leasing volume in the U.S. and European markets and the erosion of New York residential sales volume, particularly at the high end of that market. Average sales prices for New York co-op and condo sales declined 3% from 2000 levels to $801,000 in 2001, reflecting the higher percentage of sales at the low end of the pricing spectrum. Conversely, the effects of the weakening world economies did not adversely affect the Company's commission fees earned on services.

NATURE OF OPERATIONS

     Revenues from tenant representation, agency leasing, investment sales and residential brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and changes in business and capital market conditions. A significant portion of the expenses associated with these transactional activities is directly correlated to revenue.

     Consistent with the industry in general, Insignia's operating income and earnings have historically been lower during the first three calendar quarters than in the fourth quarter. The reasons for the concentration of earnings in the fourth quarter include a general, industry-wide focus on completing transactions by calendar year end, as well as the constant nature of the Company's non-variable expenses throughout the year versus the seasonality of its revenues. This phenomenon has generally produced a historical pattern of higher revenues and income in the last half of the year and a gradual slowdown in transactional activity and corresponding operating results during the first quarter.

     Neither the 2001 nor 2000 years followed this typical seasonal pattern. As evidence, second quarter of 2000 was abnormally robust and even surpassed the good third quarter of that year. In 2001, the Company realized its best ever first quarter, yet produced much lower second and third quarters than the preceding year due to the effects of the global economic slowdown and the tragic events of September 11th. As a result, quarter-to-quarter comparisons may be difficult to interpret. In addition, market disruptions like that of the third quarter of 2001 can alter or increase the effect of "normal" seasonality. Finally, revenue recognition on lease commissions was changed as required by SAB 101, and the Company does not yet have sufficient experience with this accounting method to predict its impact on income seasonality. The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to adjust expenditures to compensate for any unexpected revenue shortfall. The Company's business could suffer as a consequence.

FORWARD LOOKING STATEMENTS

     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements that make reference to the expectations or beliefs of the Company or any of its management are such forward-looking statements. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding the results of litigation, Insignia's future financial performance, cash flows, expansion plans, estimated capital expenditures and statements concerning the performance of the U.S. and international commercial and residential brokerage markets. Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate and financing risks, as well as those set forth under the caption "Risk Factors" in Item I of this Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosure of Market Risk
---------------------------------------------------------------

     The real estate market tends to be cyclical and related to the condition of the economy as a whole and to public perception of the economic outlook. In addition, capital availability tends to also be cyclical, leading to periods of excess supply or shortages. When supply is constrained or the economic outlook is poor, leasing and sales volumes may decline. When capital is constrained or there is excess supply, property investment volume may decline.

     Periods of economic slowdown or recession, rising interest rates, inflation or declining demand for real estate will adversely affect Insignia's business and may cause, among other things: (i) declines in leasing activity; (ii) declines in the availability of capital for investment in and mortgage financing for commercial real estate; (iii) declines in consumer demand for New York co-ops and condominiums; and (iv) declines in rental rates and property values, with a commensurate decline in real estate service revenues.

    Insignia is exposed to a variety of market risks, including foreign currency fluctuations and changes in interest rates. In addition to the United States, the Company conducts business in foreign jurisdictions throughout Europe, Asia and Latin America. However, currencies other than the British pound, euro and dollar have comprised less than 1% of annual revenues. On a pro forma basis, including the acquired Groupe Bourdais operation, 20% of total service revenues and 37% of Net EBITDA for the year ended December 31, 2001 were derived from European operations conducted using the pound or euro currencies.

     Because the pound and euro have declined over the last three years, the Company's reported revenues and earnings have been adversely affected when translated to dollars. Continued changes in the value of such currencies against the US Dollar will affect the Company's reported results. As evidence, only a 10% change in the British pound and euro could have an annual impact of more than $10 million on revenues and $2 million on net earnings.

     The Company's residential brokerage and leasing business is affected by changes in the general level of market interest rates. Consumer buying habits related to co-op and condo properties in New York are influenced to some degree by mortgage interest rates, particularly at the lower end of the spectrum of sales prices. Changes in interest rates also affect the interest earned on the Company's cash and equivalents as well as interest paid on its debt. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. A 100 basis point change in interest rates at average debt levels during 2001 would have affected interest expense for the 2001 year by approximately $1.3 million.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The response to this item is submitted in Item 14 (a) of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
        Financial Disclosure
        --------------------
     None.

                                    Part III
                                    --------

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders.

Item 11. Executive Compensation
-------------------------------

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

Incorporated herein by reference to Registrant's definitive Proxy Statement to be filed in connection with the 2002 Annual Meeting of Stockholders.

                                     Part IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a) (1) and (2):      The response to this portion of Item 14 is submitted as a separate section of this
                      Report. See Page F-2.

   (3) Exhibits:

          2.1         Amended and Restated Agreement and Plan of Merger, dated as of May 26, 1998, by and among Apartment Investment and Management Company, AIMCO Properties, L.P.,
                      the Company's former parent and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registration Statement on Form S-4 (the "Form
                      S-4") filed by Apartment Investment and Management Company on August 4, 1998)

          2.2         Form of Agreement and Plan of Distribution, dated as of September 16, 1998, by and between the Company's former parent and Insignia Financial Group, Inc.
                      (incorporated herein by reference to Exhibit 2.2 to Report on Form 10-K of Insignia
                      Financial Group, Inc. filed on March 29, 2000)

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

          10.1(a)     Asset and Stock Purchase Agreement, dated as of June 17, 1996, among the Company's former parent, Insignia Buyer Corporation, Edward S. Gordon Company Incorporated,
                      Edward S. Gordon Company of New Jersey, Inc. and Edward S. Gordon (incorporated herein by reference to Exhibit 10.15 of the Report on Form 10-K of Former Parent filed on
                      March 24, 1998)

          10.1(b)     Stock Purchase Agreement, dated March 19, 1997, by and among Insignia Commercial
                      Group, Inc., the Company's former parent, Kirkland B. Armour, Scott J. Brandwein,
                      Harvey B. Camins, James L. Deiter, Lyan Homewood Fender, Ronald T. Frain, Jay
                      Hinshaw, Thomas E. Moxley, Robert B. Rosen, James H. Swartchild, Jr., David Tropp,
                      Gregg F. Witt, Frain, Camins & Swartchild Incorporated, FC&S Management Company and
                      Construction Interiors, Incorporated (incorporated herein by reference to Exhibit 10.22 to the Report on Form 10-K of the Company's former parent filed on March 24, 1998)

 10.1(c)        Stock Purchase Agreement, dated as of September 18, 1997, by and among the
                Company's former parent, Insignia RO, Inc., Joseph T. Aveni, Vincent T. Aveni,
                James C. Miller, Richard A. Golbach, Joseph T. Aveni as Trustee of the Joseph T.
                Aveni Declaration of Trust dated April 25, 1988, as amended on August 10, 1995,
                Vincent T. Aveni as Trustee of the Vincent T. Aveni Declaration of Trust dated
                February 11, 1988, as restated on September 14, 1995, Joseph T. Aveni as Trustee of the Vincent T. Aveni Declaration Trust, dated July 13, 1994, and Vincent T.
                Aveni as Trustee of the Joseph T. Aveni Declaration Trust, dated July 13, 1994
                (incorporated herein by reference to Exhibit 10.27 to Report on Form 10-K of former parent filed on March 24, 1998)

 10.1(d)        Deed of Warranty & Indemnity, dated February 25, 1998, by and among the Company's former parent and each of the Shareholders of Richard Ellis Group Limited
                (incorporated herein by referenced to Exhibit 10.4 of the Form 10)

 10.1(e)        Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia Financial
                Group, Inc. (incorporated herein by reference to Exhibit 2.2 to the Form S-4)

 10.1(f)        Deed of Assumption and Variation, dated September 30, 1998, by and among the
                Company's former parent, Certain Covenantors and Insignia/ESG, Inc.
                (incorporated herein by reference to Exhibit 10.1(f) to Report on Form 10-K of
                Insignia Financial Group, Inc. filed on March 31, 1999)

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

 10.1(j)        Share Purchase Agreement, dated as of December 16, 2001, between Jean Claude
                Bourdais and others listed therein as sellers, Insignia Financial Group, Inc.
                and Insignia France SARL as buyer (incorporated herein by reference to Exhibit
                10.1 of the Report on Form 8-K of Insignia Financial Group, Inc. filed on
                December 28, 2001)

 10.1(k)        Stock Purchase Agreement, dated as of December 31, 2001, by and among Insignia
                Financial Group, Inc., Insignia ESG, Inc., Insignia RO, Inc. (as seller) and
                Real Living, Inc. (as buyer) (incorporated herein by reference to Exhibit 10.1 of the Report on Form 8-K of Insignia Financial Group, Inc. filed on February
                20, 2002)

 10.1(l)        First Amendment to Stock Purchase Agreement, made and entered into as of January
                31, 2002, by and among Insignia Financial Group, Inc., Insignia ESG, Inc.,
                Insignia RO, Inc. (as seller) and Real Living, Inc. (as buyer) (incorporated herein by reference to Exhibit 10.2 of the Report on Form 8-K of Insignia
                Financial Group, Inc. filed on February 20, 2002)

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

 10.2(c)        Employment Agreement, dated as of June 17, 1996, by and among the Company's former parent, Insignia Buyer Corporation and Edward S. Gordon (incorporated herein by reference to Exhibit 10.2 to the Report on Form 8-K of the Company's
                former parent dated July 12, 1996)

 10.2(d)        Amendment No. 1 to Employment Agreement, dated April 1, 1997, by and among the former parent, Insignia/Edward S. Gordon Co., Inc. and Edward S. Gordon
                (incorporated herein by reference to Exhibit 10.24 to the Report on Form 10-K of the former parent filed on March 24, 1998)

 10.2(e)        Assignment, Assumption, Consent and Release Agreement, dated as of July 1, 1998, by and among the former parent, Insignia Financial Group, Inc. and Edward S.
                Gordon (Exhibit A thereto is omitted because it is the same document as Exhibit
                10.7 to the Form 10)

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

 10.2(n)        Amendment to Employment Agreement, effective as of August 3, 2001, by and among
                Insignia Financial Group, Inc. and James A. Aston (incorporated herein by reference to Exhibit 10.2(a) of the Report on Form 10-Q of Insignia Financial
                Group, Inc. filed on August 14, 2001)

 10.2(o)        Amendment to Second Amended and Restated Employment Agreement, effective as of
                June 21, 2001, by and among Insignia Financial Group, Inc. and Stephen B. Siegel
                (incorporated herein by reference to Exhibit 10.2(b) of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on August 14, 2001)

 10.2(p)        Amendment to Employment Agreement, effective as of August 3, 2001, by and among
                Insignia Financial Group, Inc. and Ronald Uretta (incorporated herein by reference to Exhibit 10.2(a) of the Report on Form 10-Q of Insignia Financial
                Group, Inc. filed on November 14, 2001)

 10.2(q)        Promissory Note, effective as of June 21, 2001, by and among Insignia Financial
                Group, Inc. and Stephen B. Siegel (incorporated herein by reference to Exhibit
                10.2(c) of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on
                August 14, 2001)

 10.2(r)        Executive Service Agreement, dated as of January 31, 2001, between Insignia
                Richard Ellis Limited and Alan Charles Froggatt (incorporated herein by reference to Exhibit 10.2(n) of the Report on Form 10-K of Insignia Financial
                Group, Inc. filed on March 28, 2001)

 10.2(s)        Form of Transferee Agreement, dated as of September 24, 1999, by and between
                Insignia Financial Services, Inc., as a Member of Insignia Opportunity
                Directives, LLC, and certain individuals (see attached schedule thereto)
                (incorporated herein by reference to Exhibit 10.2(n) to Report on Form 10-K of
                Insignia Financial Group, Inc. filed on March 29, 2000)

 10.2(t)        Form of Transferee Agreement, dated as of November 17, 1999, by and between
                Insignia Internet Initiatives, Inc., as a Member of IIII-SLI Holdings, LLC, and
                certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2(o) to Report on Form 10-K of Insignia Financial Group,
                Inc. filed on March 29, 2000)

 10.2(u)        Form of Transferee Agreement, dated as of November 24, 1999, by and between
                Insignia Internet Initiatives, Inc., as a Member of IIII-OSA Holdings, LLC, and
                certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2(p) to Report on Form 10-K of Insignia Financial Group,
                Inc. filed on March 29, 2000)

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

 10.2(w)        Form of Transferee Agreement, dated as of December 30, 1999, by and between
                Insignia Internet Initiatives, Inc., as a Member of IIII-LNI Holdings, LLC, and
                certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2(r) to Report on Form 10-K of Insignia Financial Group,
                Inc. filed on March 29, 2000)

 10.2(x)        Form of Transferee Agreement, dated as of December 30, 1999, by and between
                Insignia Internet Initiatives, Inc., as a Member of IIII-PFI Holdings, LLC, and
                certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2(s) to Report on Form 10-K of Insignia Financial Group,
                Inc. filed on March 29, 2000)

 10.2(y)        Form of Transferee Agreement, dated as of December 30, 1999, by and between
                Insignia Internet Initiatives, Inc., as a Member of IIII-CCI Holdings, LLC, and
                certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2(u) to Report on Form 10-K of Insignia Financial Group,
                Inc. filed on March 29, 2000)

 10.2(z)        Form of Warrant Agreement, dated as of January 14, 2000, between Insignia
                Financial Group, Inc. and each of the executive officers listed on the schedule annexed thereto (incorporated herein by reference to Exhibit 10.2(v) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

 10.2(aa)       Form of Warrant Agreement, dated as of January 14, 2000, between Insignia
                Financial Group, Inc. and each of the non-employee directors listed on the schedule annexed thereto (incorporated herein by reference to Exhibit 10.2(w) to
                Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

 10.2(ab)       Form of Assignment of Limited Liability Company Interest, dated as of January
                12, 2000, by and between ("Assignor") and certain individuals (see attached exhibit thereto) (Assignees") (incorporated herein by reference to Exhibit
                10.2(x) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March
                29, 2000)

 10.2(ac)       Form of Assignment of Member or Limited Partner Interests by and among Insignia
                Financial Group, Inc., Insignia/ESG, Inc. ("Assignors") and certain individuals
                (see attached schedule thereto) (Assignees") (incorporated herein by reference to Exhibit 10.2(y) to Report on Form 10-K of Insignia Financial Group, Inc.
                filed on March 29, 2000)

 10.2(ad)       Form of Assignment of Member or Limited Partner Interests by and among Insignia
                Financial Group, Inc., Insignia/ESG, Inc. ("Assignors") and the individual identified therein (Assignee") (incorporated herein by reference to Exhibit
                10.2(z) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March
                29, 2000)

 10.2(ae)       Form of Agreement for potential incentive compensation in connection with development activities, by and between Insignia/ESG, Inc. ("Assignor") and certain individuals (see attached schedule thereto) (Assignees") (incorporated herein by reference to Exhibit 10.2(aa) to Report on Form 10-K of Insignia
                Financial Group, Inc. filed on March 29, 2000)

 10.2(af)       Form of Transferee Agreement, dated as of March 4, 2002, by and between Insignia
                Financial Services, Inc., as a member of Insignia Opportunity Directives II,
                LLC, and certain individuals (see attached schedule thereto)

 10.2(ag)       Form of Transferee Agreement, dated as of _____, by and between Insignia Capital
                Investments, Inc., as a member of ICII-WV Holdings, LLC, and certain individuals

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

 10.3(f)        Insignia Financial Group, Inc. 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8
                filed by Insignia Financial Group, Inc. on September 2, 1998)

 10.3(g)        Amendment No. 1 to Insignia Financial Group, Inc. 401(k) Retirement Savings
                Plan, effective January 1, 2000

 10.3(h)        Amendment No. 2 to Insignia Financial Group, Inc. 401(k) Retirement Savings
                Plan, effective January 1, 2002

 10.3(i)        Richard Ellis Group Limited 1997 Unapproved Share Option Scheme (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8
                filed by Insignia Financial Group, Inc. on November 18, 1998)

 10.3(j)        Insignia Financial Group, Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.3(h) to Report on Form 10-K of Insignia Financial Group,
                Inc. filed on March 31, 1999)

 10.3(k)        Amendment No. 1 to Insignia Financial Group, Inc. 401(k) Restoration Plan,
                effective June 1, 2000

 10.3(l)        Amendment No. 2 to Insignia Financial Group, Inc. 401(k) Restoration Plan,
                effective December 19, 2001

 10.3(m)        St. Quintin Holdings Limited 1999 Unapproved Share Option Scheme, as amended
                (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia Financial Group, Inc. on April 29, 1999)

 10.3(n)        Form of Non-Qualified Stock Option Agreement and form of amendment thereto
                (incorporated herein by reference to Exhibit 4 to the Registration Statement on
                Form S-8 filed by Insignia Financial Group, Inc. on October 4, 1999)

 10.3(o)        Brooke International (China) Limited Share Option Scheme (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by
                Insignia Financial Group, Inc. on February 16, 2001)

 10.4 (a)       Credit Agreement, dated as of May 4, 2001, by and among Insignia Financial
                Group, Inc., as Borrower, the Lenders referred to therein, First Union National
                Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication
                Agent and Bank of America, N. A., as Documentation Agent (incorporated herein by reference to Exhibit 10.1 to Report on Form 8-K of Insignia Financial Group,
                Inc. filed on May 29, 2001)

 10.4 (b)       First Amendment to Credit Agreement, dated as of November 26, 2001, by and among
                Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein,
                First Union National Bank, as Administrative Agent, Lehman Commercial Paper,
                Inc., as Syndication Agent and Bank of America, N.A., as documentation agent

 10.5           Stock Subscription Agreement, dated as of February 9, 2000, among Insignia
                Financial Group, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 10.7 to Report on Form 10-K of Insignia Financial Group,
                Inc. filed on March 29, 2000)

 21.1           Subsidiaries of Insignia Financial Group, Inc.

 23.1           Consent of Independent Auditors

(b)  Reports on Form 8-K filed in the fourth quarter of 2001:

     Form 8-K dated and filed on December 3, 2001 disclosing the sale of Fresh Meadows apartment by a partnership in which the Registrant was a minority investor.

     Form 8-K dated December 19, 2001 and filed on December 28, 2001 disclosing the Registrant's acquisition of all of the outstanding share capital of Societe Financiere Bourdais and affiliated companies ("Groupe Bourdais").

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


By: /s/ Andrew L. Farkas                     By: /s/ Robin L. Farkas
    -------------------------------------        -------------------------------
    Andrew L. Farkas                             Robin L. Farkas
    Chairman of the Board and                    Director
    Chief Executive Officer



By: /s/ Stephen B. Siegel                    By: /s/ Robert G. Koen
    -------------------------------------        -------------------------------
    Stephen B. Siegel                            Robert G. Koen
    Director and President                       Director



By: /s/ James A. Aston                       By: /s/ H. Strauss Zelnick
    -------------------------------------        -------------------------------
    James A. Aston                               H. Strauss Zelnick
    Chief Financial Officer                      Director
    (Principal Accounting Officer)



By: /s/ Alan C. Froggatt                     By: /s/ Robert J. Denison
    -------------------------------------        -------------------------------
    Alan C. Froggatt                             Robert J. Denison
    Director and Chief Executive Officer         Director
    of Insignia Richard Ellis


                                             By: /s/ Stephen M. Ross
                                                 -------------------------------
                                                 Stephen M. Ross

                                                 Director

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 14(a)(1) AND (2)

                          LIST OF FINANCIAL STATEMENTS

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          YEAR ENDED DECEMBER 31, 2001

                         INSIGNIA FINANCIAL GROUP, INC.

                               NEW YORK, NEW YORK

FORM 10-K - ITEM 14(a)(1) AND (2)

INSIGNIA FINANCIAL GROUP, INC.

LIST OF FINANCIAL STATEMENTS




The following consolidated financial statements of Insignia Financial Group, Inc. are included in Item 8:

      INSIGNIA FINANCIAL GROUP, INC.

         Consolidated balance sheets - December 31, 2001 and 2000

         Consolidated statements of operations - Years ended December 31, 2001, 2000 and 1999

         Consolidated statements of stockholders' equity - Years ended December 31, 2001, 2000 and 1999

         Consolidated statements of cash flows - Years ended December 31, 2001 2000 and 1999

         Notes to consolidated financial statements


ALL OTHER FINANCIAL STATEMENTS AND SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND THEREFORE HAVE BEEN OMITTED.

                         Report of Independent Auditors


Board of Directors
Insignia Financial Group, Inc.

We have audited the accompanying consolidated balance sheets of Insignia Financial Group, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insignia Financial Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition for leasing commissions.


                                               ERNST & YOUNG LLP


New York, New York
February 8, 2002

                         Insignia Financial Group, Inc.
                           Consolidated Balance Sheets

                                                                                           DECEMBER 31
                                                                                        2001        2000
                                                                                    --------------------------
                                                                                            (In thousands)
ASSETS
   Cash and cash equivalents                                                         $ 131,860    $ 122,196
   Receivables, net of allowance of $5,972 (2001) and $5,512 (2000)                    176,120      195,870
   Restricted cash                                                                      21,617        6,555
   Property and equipment                                                               62,198       62,426
   Real estate investments                                                              95,710      102,170
   Property management contracts                                                        16,877       22,357
   Costs in excess of net assets of acquired businesses                                288,353      284,289
   Deferred taxes                                                                       43,132       31,079
   Other assets                                                                         24,654       27,158
   Assets of discontinued operation                                                     57,822       71,525
                                                                                    ---------------------------
Total assets                                                                         $ 918,343    $ 925,625
                                                                                    ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                                                  $  12,876    $  22,850
   Commissions payable                                                                  86,387       65,589
   Accrued incentives                                                                   63,911       86,105
   Accrued and sundry liabilities                                                      100,863      121,529
   Loss in excess of investment                                                              -        3,222
   Deferred taxes                                                                       12,636       15,333
   Notes payable                                                                       169,972      128,569
   Real estate mortgage notes payable                                                   37,269       48,369
   Liabilities of discontinued operation                                                34,572       25,178
                                                                                    ---------------------------
 Total liabilities                                                                     518,486      516,744

Stockholders' Equity:
   Common Stock, par value $.01 per share - authorized 80,000,000 shares
     22,852,034 (2001) and 21,573,928 (2000) issued and outstanding shares,
     net of 1,502,600 (2001 and 2000) shares held in treasury                              229          216
   Preferred Stock, par value $.01 per share - authorized 20,000,000 shares
     250,000 (2001 and 2000) issued and outstanding shares                                   3            3
   Additional paid-in capital                                                          422,309      413,831
   Notes receivable for common stock                                                    (1,882)      (2,051)
   Retained earnings (deficit)                                                         (11,912)       2,846
   Accumulated other comprehensive loss                                                 (8,890)      (5,964)
                                                                                    ---------------------------
Total stockholders' equity                                                             399,857      408,881
                                                                                    ---------------------------
Total liabilities and stockholders' equity                                           $ 918,343    $ 925,625
                                                                                    ===========================


See accompanying notes.

                         Insignia Financial Group, Inc.
                      Consolidated Statements of Operations

                                                                                 YEARS ENDED DECEMBER 31
                                                                             2001           2000            1999
                                                                      -----------------------------------------------
                                                                                      (In thousands)
REVENUES
    Real estate services                                                   $ 737,780      $ 775,999       $ 574,442
    Property operations                                                        3,969          5,212           1,877
                                                                      -----------------------------------------------
                                                                             741,749        781,211         576,319
                                                                      -----------------------------------------------
COSTS AND EXPENSES
    Real estate services                                                     668,079        681,867         511,113
    Property operations                                                        2,889          4,214           1,589
    Internet-based businesses                                                      -         17,168           1,580
    Administrative                                                            13,439         16,355          11,826
    Depreciation                                                              15,392         11,638           5,911
    Property depreciation                                                        990          1,623             512
    Amortization of intangibles                                               24,408         23,825          21,703
                                                                      -----------------------------------------------
                                                                             725,197        756,690         554,234
                                                                      -----------------------------------------------

    Operating income                                                          16,552         24,521          22,085

OTHER INCOME AND EXPENSES:
    Merger related expenses                                                     (661)             -          (4,272)
    Life insurance proceeds                                                        -         19,100               -
    Losses from Internet investments                                         (10,263)       (18,435)              -
    Interest and other income                                                  4,869          7,236           4,103
    Interest expense                                                         (12,407)       (11,745)         (7,048)
    Foreign currency transaction gains                                           331          1,365             827
    Equity earnings in real estate ventures                                   10,381          1,455           2,284
    Minority interests                                                             -            900               -
                                                                      -----------------------------------------------

Income from continuing operations before income taxes                          8,802         24,397          17,979

    Provision for income taxes                                                 3,081          3,168          10,255
                                                                      -----------------------------------------------

Income from continuing operations                                              5,721         21,229           7,724

Discontinued operations (see Note 3):
    (Loss) income from discontinued operation, net of applicable
         taxes                                                                (1,600)           558           2,574
    Provision for loss on disposal, net of applicable taxes                  (17,629)             -               -
                                                                      -----------------------------------------------
                                                                             (19,229)           558           2,574
                                                                      -----------------------------------------------
(Loss) income before cumulative effect of a change in
      accounting principle                                                   (13,508)        21,787          10,298

Cumulative effect of a change in accounting principle, net of
    applicable taxes                                                               -        (30,420)              -
                                                                      -----------------------------------------------

Net (loss) income                                                            (13,508)        (8,633)         10,298

Preferred stock dividends                                                     (1,000)          (890)              -
                                                                      -----------------------------------------------

Net (loss) income available to common shareholders                         $ (14,508)     $  (9,523)      $  10,298
                                                                      ===============================================

                         Insignia Financial Group, Inc.
                Consolidated Statements of Operations (continued)

                                                                                  YEARS ENDED DECEMBER 31
                                                                             2001          2000          1999
                                                                       --------------------------------------------
                                                                          (In thousands, except per share data)
PER SHARE AMOUNTS:
   Earnings per common share - basic
     Income from continuing operations                                    $     0.21     $     0.96     $    0.36
     (Loss) income from discontinued operations                                (0.87)          0.03          0.12
                                                                       --------------------------------------------
     (Loss) income before cumulative effect of a change in
           accounting principle                                                (0.66)          0.99          0.48
     Cumulative effect of a change in accounting principle                          -         (1.44)            -
                                                                       --------------------------------------------
     Net (loss) income                                                    $    (0.66)    $    (0.45)    $    0.48
                                                                       ============================================
   Earnings per common share - assuming dilution:
     Income from continuing operations                                    $     0.20     $     0.87     $    0.34
     (Loss) income from discontinued operations                                (0.82)          0.02          0.12
                                                                       --------------------------------------------
     (Loss) income before cumulative effect of a change in
           accounting principle                                                (0.62)          0.89          0.46
     Cumulative effect of a change in accounting principle                         -          (1.24)            -
                                                                       --------------------------------------------
     Net (loss) income                                                    $    (0.62)         (0.35)    $    0.46
                                                                       ============================================
   Pro forma amounts assuming retroactive application of the new accounting principle:
       Net income                                                                                       $   3,158
                                                                                                    ===============
       Earnings per common share - basic                                                                $    0.15
                                                                                                    ===============
       Earnings per common share - assuming dilution                                                    $    0.14
                                                                                                    ===============
   Weighted average common shares and assumed conversions:
       - basic                                                                22,056         21,200        21,294
                                                                       ============================================
       - assuming dilution                                                    23,398         24,428        22,622
                                                                       ============================================


See accompanying notes.

                         Insignia Financial Group, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                                                   NOTES      ACCUMULATED
                                                         ADDITIONAL  RECEIVABLE   RETAINED       OTHER
                                      COMMON  PREFERRED   PAID-IN    FOR COMMON   EARNINGS   COMPREHENSIVE  COMPREHENSIVE
(In thousands, except share data)      STOCK    STOCK     CAPITAL      STOCK      (DEFICIT)  INCOME (LOSS)  INCOME (LOSS)   TOTAL
                                      ----------------------------------------------------------------------------------------------
Balances at December 31, 1998         $  214   $     -    $383,075    $ (1,843)    $ 1,656      $   141       $      -     $383,243
  Net income                               -                     -           -      10,298            -         10,298       10,298
  Other comprehensive income:
    Foreign currency translation,
      net of tax benefit of $1,113         -                     -           -           -       (1,474)        (1,474)      (1,474)
    Unrealized gains on securities,
      net of tax of $900                   -                     -           -           -        1,215          1,215        1,215
                                                                                                             ----------
  Total comprehensive income                                                                                  $ 10,039
                                                                                                             ==========
  Exercise of stock options and
    warrants - 155,558 shares of
    Common Stock issued                    2                 1,166           -           -            -                       1,168
  Issuance of 112,006 shares of
    Common Stock under Employee
    Stock Purchase Program                 1                 1,017           -           -            -                       1,018
  Issuance of 305,981 shares of
    Common Stock pursuant to the
    St. Quintin acquisition                3                 8,097           -           -            -                       8,100
  Notes receivable from employees
    for shares of Common Stock             1                   299        (300)          -            -                           -
  Payments on notes receivable
    for shares of Common Stock             -                     -         385           -            -                         385
  Purchase of treasury shares            (14)              (14,323)          -           -            -                     (14,337)
  Restricted stock awards                  -                   737           -           -            -                         737
  Adjustment for certain amounts
    estimated at Spin-Off                  -                 2,716           -           -            -                       2,716
                                      ---------------------------------------------------------------------                ---------
Balances at December 31, 1999            207               382,784      (1,758)     11,954         (118)                    393,069
  Net loss                                 -         -           -           -      (8,633)           -       $ (8,633)      (8,633)
  Other comprehensive loss:
    Foreign currency translation,
      net of tax of $4,518                 -         -           -           -           -       (4,674)        (4,674)      (4,674)
    Unrealized loss on securities,
      net of tax of $456                   -         -           -           -           -         (685)          (685)        (685)
    Reclassification adjustment for
      realized gains, net of tax of
      $324                                 -         -           -           -           -         (487)          (487)        (487)
                                                                                                             ----------
  Total comprehensive loss                                                                                    $(14,479)
                                                                                                             ==========
  Exercise of stock options and
    warrants - 446,541 shares of
    Common Stock issued                    5         -       3,777           -           -            -                       3,782
  Issuance of 307,413 shares of
    Common Stock under Employee
    Stock Purchase Program                 3         -       2,380           -           -            -                       2,383
  Issuance of 250,000 shares of
    Preferred Stock                        -         3      24,948           -           -            -                      24,951
  Restricted stock awards - 62,135
    shares of Common Stock issued          1         -         708           -           -            -                         709
  Assumption of options pursuant
    to Brooke acquisition                  -         -         479           -           -            -                         479
  Preferred stock dividend                 -         -         475           -        (475)           -                           -
  Notes receivable from employees
    for shares of Common Stock             -         -         405        (405)          -            -                           -
  Payments on notes receivable
    for shares of Common Stock             -         -           -         112           -            -                         112
  Adjustment for certain amounts
    estimated at Spin-Off                  -         -      (2,125)          -           -            -                      (2,125)
                                      ----------------------------------------------------------------------------------------------
Balances at December 31, 2000         $  216   $     3    $413,831    $ (2,051)    $  2,846     $(5,964)                   $408,881

                         Insignia Financial Group, Inc.
           Consolidated Statements of Stockholders' Equity (continued)

                                                                     NOTES                  ACCUMULATED
                                                       ADDITIONAL  RECEIVABLE   RETAINED       OTHER
                                    COMMON  PREFERRED   PAID-IN    FOR COMMON   EARNINGS   COMPREHENSIVE   COMPREHENSIVE
(In thousands, except share data)    STOCK    STOCK     CAPITAL      STOCK      (DEFICIT)  INCOME (LOSS)  INCOME (LOSS)    TOTAL
                                   -------------------------------------------------------------------------------------------------
Balances at December 31, 2000
  (from previous page)              $  216    $   3     $413,831    $ (2,051)    $ 2,846     $ (5,964)       $      -     $408,881
  Net loss                               -        -            -           -      13,508)           -         (13,508)     (13,508)
  Other comprehensive loss:
    Foreign currency
      translation, net of tax
      benefit of $1,769                  -        -            -           -           -       (2,033)         (2,033)      (2,033)
    Unrealized gain on
      securities, net of tax
      of $7                              -        -            -           -           -            7               7            7
    Minimum pension liability,
      net of tax benefit of
      $696                               -        -            -           -           -         (900)           (900)        (900)
                                                                                                            -----------
  Total comprehensive loss               -        -            -           -           -            -        $(16,434)           -
                                                                                                            ===========
  Exercise of stock options
    and warrants-381,241 shares
    of Common Stock issued               4        -        2,139           -           -            -                        2,143
  Issuance of 159,520 shares
    of Common Stock under
    Employee Stock Purchase
    Program                              2        -        1,470           -           -            -                        1,472
  Issuance of 402,645 shares
    of Common Stock in
    connection with Insignia
    Bourdais acquisition                 4        -        3,995           -           -            -                        3,999
  Restricted stock awards-
    30,330 shares of Common
    Stock issued                         -        -          627           -           -            -                          627
  Restricted stock-279,370
    shares exercised                     3        -           (3)          -           -            -                            -
  Preferred stock dividend-
    25,000 shares of Common
    Stock issued                         -        -          250           -      (1,250)           -                       (1,000)
  Payments on notes receivable
    for shares of Common Stock           -        -            -         169           -            -                          169
                                   ---------------------------------------------------------------------              ------------
Balances at December 31, 2001       $  229    $   3     $422,309    $ (1,882)   $(11,912)    $ (8,890)                    $399,857
                                   =====================================================================              ============


See accompanying notes

                         Insignia Financial Group, Inc.
                      Consolidated Statements of Cash Flows


                                                                                         YEARS ENDED DECEMBER 31
                                                                                  2001             2000           1999
                                                                           --------------------------------------------------
                                                                                              (In thousands)
  OPERATING ACTIVITIES
  Income from continuing operations                                              $  5,721        $  21,229       $  7,724

  Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
       Depreciation and amortization                                               40,790           37,086         28,126
       Merger related expenses                                                        661                -          4,272
       Equity earnings in real estate ventures                                    (10,381)          (1,455)        (2,284)
       Minority interests                                                               -             (900)             -
       Foreign currency transaction gains                                            (331)          (1,365)          (827)
       Losses from Internet investments                                            10,263           18,435              -
       Deferred income taxes                                                       (5,493)          (3,465)         4,213
       Changes in operating assets and liabilities:
         Receivables                                                               22,500          (79,781)       (37,580)
         Other assets                                                               1,218           (3,264)        (3,629)
         Accrued incentives                                                       (22,194)          46,307         11,831
         Accounts payable and accrued expenses                                    (34,834)          16,953         19,452
         Commissions payable                                                       18,785           30,588         26,679
                                                                           --------------------------------------------------
  Cash provided by operating activities                                            26,705           80,368         57,977

  INVESTING ACTIVITIES
       Additions to property and equipment                                        (15,604)         (25,807)       (25,399)
       Investment in Internet-based businesses                                     (4,010)         (22,502)       (14,907)
       Proceeds from sale of real estate properties                                40,240                -              -
       Payments made for acquisition of businesses, net of
          acquired cash                                                           (21,198)         (13,981)      (107,835)
       Investments in real estate                                                 (33,905)         (37,099)       (40,711)
       Distributions from real estate investments                                  23,547           18,215         24,589
       (Increase) decrease in restricted cash                                     (14,879)           7,130         (6,844)
                                                                           --------------------------------------------------
  Cash used in investing activities                                               (25,809)         (74,044)      (171,107)

                         Insignia Financial Group, Inc.
                Consolidated Statements of Cash Flows (continued)


                                                                                      YEARS ENDED DECEMBER 31
                                                                              2001             2000            1999
                                                                        --------------------------------------------------
                                                                                          (In thousands)
  FINANCING ACTIVITIES
       Proceeds from issuance of Common Stock                              $    1,472       $    2,383      $    1,018
       Proceeds from issuance of Preferred Stock                                    -           24,951               -
       Proceeds from exercise of stock options                                  2,143            3,782           1,168
       Purchase of treasury stock                                                   -                -         (14,337)
       Preferred stock dividends                                               (1,000)               -               -
       Payments on notes payable                                             (138,400)          (7,659)         (4,858)
       Proceeds from notes payable                                            158,999           15,652         118,653
       Payments on real estate mortgage notes payable                         (33,086)               -               -
       Proceeds from real estate mortgage notes payable                        21,987           19,914          19,799
       Debt issuance costs                                                     (2,130)               -               -
                                                                        -------------------------------------------------
  Cash provided by financing activities                                         9,985           59,023         121,443

  Cash flows from discontinued operations:
      Net cash provided by (used in) discontinued operation                     3,846           (1,751)             82
      Effect of exchange rate changes in cash                                  (1,217)            (669)           (284)
                                                                        -------------------------------------------------
      Net increase in cash and cash equivalents                                13,510           62,927           8,111

  Cash and cash equivalents at beginning of year                              124,527           61,600          53,489
                                                                        -------------------------------------------------
                                                                              138,037          124,527          61,600

      Less: Cash of discontinued operation                                     (6,177)          (2,331)         (4,082)

                                                                        -------------------------------------------------
  Cash and cash equivalents at end of year                                 $  131,860       $  122,196      $   57,518
                                                                        =================================================


See accompanying notes

                         Insignia Financial Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001


1. BUSINESS

ORGANIZATION

Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is an international real estate services company with market leading operations in the United States, the United Kingdom and France, as well as other growing operations in continental Europe, Asia and Latin America. Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 984-8033.

Insignia's real estate service businesses specialize in commercial leasing, sales brokerage, corporate real estate consulting, property management, property development and re-development, apartment brokerage and leasing, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. Insignia's real estate service businesses include the following: Insignia/ESG, Inc. (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Insignia Bourdais (French commercial real estate services; acquired in December
2001), Insignia Douglas Elliman LLC (apartment brokerage and leasing) and Insignia Residential Group, Inc. (condominium and cooperative apartment management). Insignia also offers commercial real estate services in other key markets in continental Europe, Asia and Latin America in the following locations: Madrid, Spain; Frankfurt, Germany; Milan, Italy; Brussels, Belgium; Dublin, Ireland; Belfast, Northern Ireland; Amsterdam, the Netherlands; Tokyo, Japan; Hong Kong, Beijing and Shanghai, China; Bangkok, Thailand; Mumbai, Hyderabad, Chennai and New Delhi, India; Manila, Philippines; and Mexico City, Mexico.

In addition to traditional real estate services, Insignia deploys its own capital, together with the capital of third party investors, in real estate ventures, including co-investment in existing property assets, real estate development and private investment funds. In addition to venture related asset returns, Insignia generates revenues from fee-based services provided to these minority owned real estate investment entities.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements present the consolidated balance sheets of Insignia as of December 31, 2001, and 2000, and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2001, prepared in accordance with accounting principles generally accepted in the United States.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts for prior years have been reclassified to conform to the 2001 presentation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The amount of cash on deposit in federally insured institutions generally exceeds the limit on insured deposits. The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

At December 31, 2001, restricted cash consisted of approximately $21.2 million in cash pledged to secure the bond guarantee of notes issued in connection with the Richard Ellis Group Limited ("REGL") and St. Quintin Holdings Limited ("St. Quintin") acquisitions and approximately $400,000 related to other businesses. At December 31, 2000, restricted cash consisted of approximately $4.8 million in cash pledged to secure the bond guarantee of notes issued in connection with the REGL and St. Quintin acquisitions, and approximately $1.8 million restricted for contingent payments related to other business acquisitions.

REAL ESTATE INVESTMENTS

Real estate investments include investments in operating real estate properties, real estate under development and investment entities that hold below investment grade or lower rated securitized real estate debt. Three real estate assets carried at $41.8 million are wholly-owned. All other investments represent minority holdings.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred approximately $17,511,000, $18,931,000 and $10,914,000 in advertising costs during 2001, 2000, and 1999, respectively.

INTANGIBLE ASSETS

The Company's intangible assets consist of property management contracts and costs paid in excess of net assets of acquired businesses. Property management contracts are stated at cost, less accumulated amortization of $54,049,000
(2001), and $47,476,000 (2000). These contracts are amortized using the straight-line method over 3 to 15 years. Costs in excess of net assets of acquired businesses have been amortized by the straight-line method, over 5 to 25 years.. Accumulated amortization of costs in excess of net assets of acquired businesses was $57,992,000 (2001) and $40,637,000 (2000). Property management contracts and costs in excess of net assets of acquired businesses are reviewed when indicators of impairment exist. Through December 31, 2001, an undiscounted cash flow methodology was used to determine whether underlying operating cash flows were sufficient to recover the assets' carrying amount. Beginning January 1, 2002, costs in excess of net assets of acquired businesses will no longer be amortized but will be evaluated annually for impairment (See Note 2 - Recent Accounting Pronouncements).

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

REVENUE RECOGNITION

Real estate services revenue includes commercial leasing, tenant representation, property and asset management, investment sales, consulting, residential brokerage, mortgage origination, escrow agency, and commission revenue related to real estate sales. Such revenues are recorded when the related services are performed or at closing in the case of real estate sales. Prior to 2000, leasing commission revenue was recorded when the related service was performed (generally at lease signing), unless significant contingencies existed. Effective January 1, 2000, the Company changed its method of accounting to comply with the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101"), Revenue Recognition in Financial Statements. As a result, leasing commissions that are payable upon tenant occupancy, payment of rent or other specified events are now recognized upon the occurrence of such events (see Note 4).

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

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains (losses) on marketable equity securities, foreign currency translation and minimum pension liability adjustments. At December 31, 2001, accumulated other comprehensive losses totaled $8,890,000 (net of applicable taxes), comprised of unrealized gains on marketable securities of $50,000, foreign currency translation losses of $8,040,000 and a minimum pension liability of $900,000. At December 31, 2000, accumulated other comprehensive losses totaled $5,964,000 (net of applicable taxes), comprised of unrealized gains on marketable securities of $43,000 and foreign currency translation losses of $6,007,000.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MINORITY INTEREST

Through June 30, 2000, minority interests consisted of minority equity in EdificeRex.com, Inc. ("EdificeRex"), the Company's internally developed Internet-based business that launched in February 2000. During the first half of 2000, Insignia consolidated EdificeRex and recorded net operating losses of approximately $9.3 million, or $3.2 million in excess of the Company's investment. EdificeRex was de-consolidated in the third quarter of 2000, due to a restructuring that reduced the Company's voting interest to approximately 47%. The $3.2 million excess loss was carried as a deferred credit on the Company's balance sheet at December 31, 2000. EdificeRex disposed of all of its operating divisions and liquidated during the fourth quarter of 2001; accordingly the Company recognized the deferred credit of $3.2 million in earnings, which is included in losses from Internet investments.

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

RISKS AND UNCERTAINTIES

The Company's future results could be adversely affected by a number of factors, including (i) a general economic downturn in the Company's principal markets, most notably New York, London and Paris; (ii) unfavorable foreign currency fluctuations; (iii) changes in interest rates; and (iv) fluctuations in rental rates and real estate values.

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

The Company has adopted SFAS No. 141 for all business combinations completed after July 1, 2001 and will fully implement SFAS No. 141 and SFAS No. 142 beginning in the first quarter of 2002. Amortization of goodwill that would become non-amortizable under SFAS No. 142 totaled approximately $17.3 million for the 2001 year. The Company's initial impairment tests on goodwill and other indefinite-lived intangible assets will be completed, with any measured impairment recorded through earnings as a cumulative effect of a change in accounting principle, during the first quarter of 2002. Insignia preliminarily estimates an aggregate impairment charge before tax effects of between $20 million and $50 million, based on current industry multiples. The Company is obtaining a third party valuation to support its estimates, and the amount of any impairment charge (together with related tax benefit) will not be determined until the end of the first quarter.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. It also supersedes the accounting and reporting of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, although early adoption is encouraged. Insignia adopted SFAS No. 144 at December 31, 2001 in conjunction with the Company's sale of Realty One (see
Note 3).

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


3. DISCONTINUED OPERATION

In late December 2001, Insignia entered into a contract to sell its Realty One single-family home brokerage business and affiliated companies to Real Living, Inc., effective as of December 31, 2001. Real Living, Inc. is a privately held company formed by HER Realtors of Columbus, Ohio and Huff Realty of Cincinnati, Ohio. The sale formally closed on January 31, 2002. The sale price was approximately $33 million, including approximately $29 million in cash at closing and additional payments aggregating as much as $4 million. These payments include a $1 million reimbursement for Realty One operating losses in January 2002; a potential earn-out of as much as $2 million payable over the next two years (depending on the performance of the business); and a $1 million operating lease payable over four years for the use of proprietary software developed by Insignia for an Internet-based residential brokerage model. Realty One's operations were discontinued for financial reporting purposes at December 31, 2001 and the results of operations for Realty One are reported separately in the Company's financial statements for all periods presented for comparability. The Company provided for a loss in connection with the January 2002 sale of Realty One of approximately $17.6 million (net of applicable taxes of $4 million) for the year ended December 31, 2001.

The results of operations of Realty One are reported separately as discontinued operations for the years ended December 31, 2001, 2000 and 1999. Assets and liabilities of Realty One have been classified separately in the Company's consolidated balance sheets at December 31, 2001 and 2000. The following table summarizes financial information of Realty One for all periods presented:

                                                                 DECEMBER 31
                                                          2001                2000
                                                   --------------------------------------
                                                              (In thousands)
ASSETS
  Cash and cash equivalents                          $       6,177       $       2,331
  Receivables                                                3,655               3,232
  Mortgage loans held for sale                              20,555              11,443
  Property and equipment                                     9,852              12,076
  Costs in excess of net assets acquired                    15,711              40,342
  Other assets                                               1,872               2,101
                                                   --------------------------------------
Total assets                                                57,822              71,525
                                                   --------------------------------------
LIABILITIES
   Accounts payable                                          1,043               3,332
   Accrued incentives                                        3,937               3,858
   Accrued and sundry liabilities                            1,499               1,273
   Mortgage warehouse line of credit                        20,554               9,502
   Notes payable                                             7,539               7,213
                                                   --------------------------------------
                                                            34,572              25,178
                                                   --------------------------------------

NET ASSETS OF DISCONTINUED OPERATION                  $     23,250        $     46,347
                                                   ======================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


                                                                                    YEARS ENDED DECEMBER 31
                                                                             2001             2000                1999
                                                                     ------------------------------------------------------
                                                                                        (In thousands)
Revenues                                                                 $   102,811      $     99,152        $   104,029
                                                                     ======================================================
(Loss) income from operations before taxes                                    (2,282)            1,117              4,497
                                                                     ======================================================
(Loss) income from operations                                                 (1,600)              558              2,574
Provision for loss on disposal, net of applicable taxes of $4,000            (17,629)               --                 --
                                                                     ------------------------------------------------------
Net (loss) income                                                        $   (19,229)     $        558        $     2,574
                                                                     ======================================================

Included in Realty One's earnings for 2000 was a $811,000 gain from the sale of a marketable security. Gross proceeds of $1,293,000 were collected from this sale.

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

Operating results for the 2001 and 2000 years are presented in compliance with the requirements of this accounting change. The cumulative effect of the accounting change on prior years resulted in a reduction to income of $30.4 million (net of applicable taxes of $23.3 million), which is included in net earnings for the year ended December 31, 2000. The Company recognized revenue of $18.8 million and $80.4 million (before associated commission expenses) during 2001 and 2000, respectively, that was included in the cumulative effect adjustment at January 1, 2000. While this accounting change affects the timing of recognition of leasing revenues (and corresponding commission expense), it does not impact the Company's cash flow from operations.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

5. MERGER RELATED EXPENSES

In 2001, Insignia recorded a non-recurring charge of $661,000 for merger related expenses in connection with the October 2001 acquisition of Baker Commercial Real Estate, Inc. ("Baker"). The one-time charge was composed of the costs to vacate excess office space. The charge included provisions for rent expense during the period from vacancy to sublease and cost of improvements required for sublease. All excess office space was subleased prior to December 31, 2001.

Insignia, in 1999, recorded a one-time charge of $4.3 million for merger related expenses in connection with the March 1999 acquisition of St. Quintin and its subsequent combination with REGL. The charge was substantially comprised of costs to vacate excess office space and, to a lesser extent, severance costs. The charge included provisions for rent expense during the period from vacancy to sublease, costs of improvements required for sublease, rent concessions, excess rent over sublease terms and severance. All excess office space was subleased and severance costs were incurred prior to December 31, 1999.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


6. EARNINGS PER SHARE

The following table sets forth the computation of the numerator and denominator used for the computation of basic and diluted earnings per share for the periods indicated.

                                                                              2001               2000             1999
                                                                        ----------------------------------------------------
                                                                                           (In thousands)
NUMERATOR:
Numerator for basic earnings per share - income available to common
   stockholders (before discontinued operations and cumulative effect)      $  4,721           $ 20,339         $ 10,298

Effect of dilutive securities:
   Preferred stock dividends                                                       -                890                -
                                                                        ----------------  -----------------  ---------------
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions (before
   discontinued operations and cumulative effect)                           $  4,721           $ 21,229         $ 10,298
                                                                        ================  =================  ===============
DENOMINATOR:
Denominator for basic earnings per share - weighted
   average common shares                                                      22,056             21,200           21,294
Effect of dilutive securities:
   Stock options, warrants and unvested restricted stock                       1,342              1,442            1,328
   Convertible preferred stock                                                     -              1,786                -
                                                                        ----------------  -----------------  ---------------
Denominator for diluted earnings per share - weighted
   average common shares and assumed conversions                              23,398             24,428           22,622
                                                                        ================  =================  ===============


The potential dilutive shares from the conversion of preferred stock is not assumed for the year ended December 31, 2001, because the inclusion of such shares would be antidilutive.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


7. ACQUISITIONS

The Company's acquisitions during the last three years are discussed below. All acquisitions were accounted for as purchases and the results of operations have been included in Insignia's statement of operations from the respective date of acquisition. Contingent purchase consideration is generally accounted for as additional costs in excess of net assets of acquired businesses when incurred.

2001 ACQUISITIONS

GROUPE BOURDAIS

In December 2001, Insignia acquired Groupe Bourdais ("Bourdais"), one of France's premier commercial real estate services companies with operations in eight offices in the Greater Paris region. The base purchase price was approximately $21.4 million, comprised of $17.4 million paid in cash at closing and the issuance of 402,645 shares of the Company's Common Stock. Additional purchase consideration of up to approximately $28.0 million, payable over the three years ending December 31, 2004, is contingent on the future performance of Bourdais. Bourdais now operates under the Insignia Bourdais name.

BAKER COMMERCIAL

In October 2001, Insignia acquired Baker, a leading provider of commercial real estate services in the greater Dallas area. Baker provides tenant representation, land and investment property sales, and strategic real estate planning. The Baker acquisition will augment Insignia's existing regional tenant representation and investment sales capabilities in the greater Dallas area. The base purchase price was approximately $2.2 million and was paid in cash. Additional purchase consideration of up to $1.5 million, payable over three years, is contingent on the future performance of the Dallas operations.

BROOKE INTERNATIONAL - INDIA

In April 2001, Insignia further expanded its Asian presence through the acquisition of Brooke International's operation in India ("Brooke - India"). The purchase price for the Indian operation was approximately $700,000, all of which was paid in cash. The Brooke - India purchase follows the December 2000 acquisition of Hong Kong based Brooke International and its offices in China and Thailand. Brooke International is a commercial real estate company specializing in corporate and investment services.

INOVA

In March 2001, Insignia acquired Grupo Immobiliario Inova ("Inova"), a commercial real estate service company headquartered in Mexico City. Inova provides acquisition advisory services and due diligence, project coordination and supervision, real estate valuations, tenant representation, asset management and strategic advisory services. Inova represents the Company's operating platform, with quality real estate professionals, for the expansion of services in Latin America. The purchase price was approximately $550,000 and was paid in cash.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


7. ACQUISITIONS (CONTINUED)

2000 ACQUISITIONS

BROOKE INTERNATIONAL

In December 2000, Insignia acquired Brooke International ("Brooke"), a commercial real estate service company based in Hong Kong with additional offices in China and Thailand. The base purchase price was approximately $1.6 million, comprised of approximately (i) $1.1 million paid in cash and (ii) $500,000 in reserved Common Stock and an assumed option plan enabling certain Brooke employees to purchase 110,000 shares of the Company's Common Stock. Options to purchase 40,000 shares of the Company's Common Stock at $11.8125 had been granted under this plan and remained outstanding at December 31, 2001. Additional purchase consideration of up to $1.0 million, payable over three years, is contingent on the future performance of Brooke.

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

1999 ACQUISITIONS

LYNCH MURPHY WALSH & PARTNERS

On March 1, 1999, Insignia acquired Lynch Murphy Walsh & Partners ("Lynch Murphy"), a provider of commercial real estate services located in Boston, Massachusetts. Lynch Murphy specializes in brokerage services, including representation of tenants and landlords, investment sales and debt placements, valuation services and advisory/consulting services. The base purchase price was $12.0 million, all of which was paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10.0 million, payable over three years, is contingent on the future performance of Lynch Murphy. As of December 31, 2001, $6.0 million of additional purchase consideration had been paid and the maximum remaining potential consideration was approximately $4.0 million.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


7. ACQUISITIONS (CONTINUED)

ST. QUINTIN

On March 5, 1999, Insignia acquired St. Quintin, a British real estate services firm headquartered in London. The base purchase price for St. Quintin was approximately $32.0 million. The base purchase price was funded with approximately $24.3 million in borrowings under the Company's revolving credit facility, the issuance of approximately 306,000 shares of the Company's Common Stock and assumed options enabling certain employees of St. Quintin to purchase approximately 612,000 shares of the Company's Common Stock. The remaining additional purchase consideration of approximately $11.2 was incurred in 2000.

The operations of St. Quintin were merged with REGL in 1999 and the combined entities now operate under the name Insignia Richard Ellis throughout the United Kingdom.

DOUGLAS ELLIMAN

On June 23, 1999, Insignia acquired Douglas Elliman Brokerage, a residential real estate brokerage firm located in New York City. The base purchase price was approximately $65.0 million and was paid in cash from borrowings under Insignia's revolving credit facility. Additional purchase consideration of up to $10.0 million, payable over five years, is contingent on the future revenues of Douglas Elliman. Through December 31, 2001 approximately $4.0 million of additional purchase consideration had been paid and the maximum remaining potential consideration was approximately $6.0 million.

OTHER INFORMATION (UNAUDITED)

Pro forma unaudited results of operations for the years ended December 31, 2001, 2000 and 1999, assuming consummation of the Bourdais acquisition at January 1, 2001 and 2000 and assuming consummation of the Lynch Murphy, St. Quintin and Douglas Elliman acquisitions at January 1, 1999 are as follows:

                                                2001              2000              1999
                                           ---------------------------------------------------
                                                   (In thousands, except per share data)
Revenues                                      $ 780,635        $  827,020        $  629,186
Net (loss) income                               (11,053)           (3,164)           11,260
Pro forma per share amounts:
   Net (loss) income - basic                      (0.50)            (0.15)             0.53
   Net (loss) income - assuming dilution          (0.47)            (0.13)             0.50

Pro forma results of operations for Baker, Brooke-India and Inova (2001 and 2000) and Brooke International and BDR (2000 and 1999) are not provided as the impact of these acquisitions on the Company's results of operations were not material.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


7. ACQUISITIONS (CONTINUED)

These pro forma results do not purport to represent the operations of the Company nor are they necessarily indicative of the results that actually would have been realized by the Company if the purchase of these businesses had occurred at the beginning of the periods specified.

The base purchase consideration for the Bourdais, Baker, Brooke - India and Inova (2001), BDR and Brooke (2000) and Lynch Murphy, St. Quintin and Douglas Elliman (1999) acquisitions is summarized as follows:

                                             2001            2000            1999
                                     -------------------------------------------------
                                                      (In thousands)
Common Stock                               $  4,000        $     479      $   8,100
Accrued and sundry liabilities               10,990            2,398          4,316
Pension liability                                 -                -          2,105
Cash paid at the closing dates               20,508            3,458        101,609
                                     -------------------------------------------------
                                           $ 35,498        $   6,335      $ 116,130
                                     =================================================

The base purchase consideration was allocated as follows:

                                                       2001            2000            1999
                                                --------------------------------------------------
                                                                  (In thousands)
Cash acquired                                       $     8,856       $        -     $       -
Receivables                                               5,469            1,600           873
Property and equipment                                      415              152         2,824
Property management contracts                             1,008                -             -
Non-compete agreements                                      153                -           120
Costs in excess of net assets of acquired
   businesses                                            14,540            4,070       107,280
Other assets                                              5,057              513         5,033
                                                --------------------------------------------------
                                                    $    35,498       $    6,335     $ 116,130
                                                ==================================================

Base purchase consideration for Bourdais has been allocated based on tentative estimates of value for acquired intangible assets. The Company's evaluation of acquired intangibles - consisting of property management contracts, backlog, a favorable lease, trademarks and goodwill - has not been finalized as of March 20, 2002.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


7. ACQUISITIONS (CONTINUED)

The base purchase consideration allocated to costs in excess of net assets of acquired businesses is summarized as follows:

     ACQUISITION                            YEAR               AMOUNT
     ---------------------------------------------------------------------
                                                           (In thousands)
     Bourdais                               2001               $11,377
     Baker                                  2001                 2,164
     Brooke - India                         2001                   442
     Inova                                  2001                   557
     BDR                                    2000                 2,190
     Brooke International                   2000                 1,880
     Lynch Murphy                           1999                11,838
     St. Quintin                            1999                33,215
     Douglas Elliman                        1999                62,227


8. RECEIVABLES

Receivables consist of the following:

                                                                               DECEMBER 31
                                                                         2001              2000
                                                                   ------------------------------------
                                                                             (In thousands)
Commissions and accounts receivable                                     $   161,041      $   183,145

Notes receivable:
   Brokerage and other employees                                             11,356           10,276
   Executive officers with interest ranging from 6.7% to 8.4%                 1,500            1,304
   Other                                                                      2,223            1,145
                                                                   ------------------------------------
                                                                             15,079           12,725
                                                                   ------------------------------------
                                                                        $   176,120      $   195,870
                                                                   ====================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


8. RECEIVABLES (CONTINUED)

Accounts receivable consists primarily of property management fees and cost reimbursements. Commissions receivable consists primarily of brokerage and leasing commissions from users of the Company's real estate services. The Company's receivables are not collateralized; however, credit losses have been insignificant and within management's estimate.

Principal collections on notes receivable are as follows:

                                                          AMOUNT
                                                   ---------------------
                                                      (In thousands)
    2002                                                 $   10,743
    2003                                                      1,951
    2004                                                      1,501
    2005                                                        726
    2006                                                        158
    Thereafter                                                    -
                                                   ---------------------
                                                         $   15,079
                                                   =====================

9. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                   DECEMBER 31
                                                             2001              2000
                                                       ------------------------------------
                                                                 (In thousands)
         IT equipment                                        $ 29,231         $ 26,186
         Software                                              26,870           21,691
         Furniture and fixtures                                15,351           12,619
         Leasehold improvements                                17,957           14,911
         Other equipment                                        8,086            7,079
                                                       ------------------------------------
                                                               97,495           82,486
         Less: Accumulated depreciation                       (35,297)         (20,060)
                                                       ------------------------------------
                                                             $ 62,198         $ 62,426
                                                       ====================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


10. REAL ESTATE INVESTMENTS

CO-INVESTMENT AND DEVELOPMENT

Insignia pursues opportunities to invest in operating real estate assets. The Company identifies investment opportunities for various clients and invests alongside of those clients or, in limited instances, by itself in the purchase of qualifying properties. The Company's co-investment partners include the following notable business entities: Citigroup, ING Barings, Blackacre Capital Management, The Witkoff Group, Lennar, Praedium, Lone Star Opportunity Fund, Prudential, GE Investments and Whitehall Street Real Estate. As of December 31, 2001, Insignia had invested capital of $29.3 million in 37 minority owned property assets. These properties own over 9.5 million square feet of commercial property, 950 multi-family apartment units and 875 hotel rooms. The Company's minority ownership interests in such co-investment property ranges from 1% to 30%.

As of December 31, 2001, wholly-owned subsidiaries of the Company owned three commercial properties. The carrying amount of these assets was $41.8 million and real estate mortgage notes encumbering the assets totaled $37.3 million. These properties, which are consolidated in the Company's financial statements, include the following: (i) Brookhaven Village, a 155,000 square foot retail facility located in Norman, Oklahoma; (ii) Dolphin Village, a 136,000 square foot retail facility located in St. Petersburg, Florida; and (iii) Shinsen Place, an office building located in Tokyo, Japan. The property in Japan was acquired for, and is currently under contract for sale to, a client. The sale is expected to close in late March 2002. Insignia has invested capital of $5.5 million in these three properties.

The Company recorded pre-tax gains from the sale of minority owned properties of approximately $11.0 million, $3.9 million and $2.8 million in 2001, 2000 and 1999, respectively. Insignia also recorded impairment write-downs of its investment in certain minority owned properties totaling $824,000 and $1.8 million in 2001 and 2000, respectively, to reflect their estimated fair values. The gains and write-downs are included in equity earnings in real estate ventures in the Company's statements of operations and its commercial segment.

In addition, Insignia has an ownership interest in, and directs the development of, four office developments. The Company also owns a parcel of land, located adjacent to one of the developments, that is being held for future development. The Company's investments at December 31, 2001 in these properties totaled $13.1 million. The four development properties have investment partners, with Insignia's ownership in each ranging from 25% to 33%. Insignia has not initiated any new development activities since mid-2000.

The Company realized earnings of approximately $2.9 million and $1.5 million in 2001 and 2000, respectively, from the sale of two properties in each year that were developed by Insignia. Gains from sales of development assets are included in real estate services revenues in the Company's statements of operations and its commercial segment.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


10. REAL ESTATE INVESTMENTS (CONTINUED)

PRIVATE INVESTMENT FUNDS

     INSIGNIA OPPORTUNITY TRUST

Insignia Opportunity Trust ("IOT") is an Insignia-sponsored private real estate investment fund formed in late 1999. IOT, through its subsidiary operating partnership, Insignia Opportunity Partners ("IOP"), invests primarily in secured real estate debt instruments and, to a lesser extent, in other real estate debt and equity instruments, with a focus on below investment grade commercial mortgage-backed securities. At formation, IOT received aggregate capital commitments of $71.0 million (of which $9.0 million was committed by Insignia and the remainder committed by third-party investors), which IOT in turn committed to invest in IOP in exchange for an 88.75% general partner interest in IOP. Insignia also committed to invest an additional $1 million directly in IOP in exchange for (i) a 1.25% managing general partner equity interest and (ii) a 10% non-subordinated promoted equity interest in IOP. All capital commitments to IOT and IOP have been called and funded. Insignia has an aggregate ownership interest of approximately 13% in IOT and IOP.

Insignia realized total earnings from IOT and IOP of approximately $2.8 million and $847,000 during 2001 and 2000, respectively.

     INSIGNIA OPPORTUNITY PARTNERS II

In September 2001, Insignia closed the capital-raising phase for a second real estate investment fund, Insignia Opportunity Partners II ("IOP II"), with $50.0 million of equity capital commitments from Insignia and third-party investors. IOP II intends to invest primarily in secured real estate debt instruments, similar to the investment initiatives of IOT. Insignia holds a 10% ownership in IOP II and serves as its day-to-day advisor. The investment activities of IOP II commenced in December 2001 and no earnings were generated during the 2001 year.

At year-end 2001, Insignia held investments totaling $11.6 million in IOT and IOP II and had commitments to invest an additional $4.0 million in IOP II. The following table summarizes financial information of IOT and IOP II:

                                            2001             2000
                                      ----------------------------------
                                                 (In thousands)

  Total assets                           $   125,221      $   79,932
  Total liabilities                           30,416          20,806
  Total revenues                              15,828           6,234
  Total income                                13,481           4,500

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


10. REAL ESTATE INVESTMENTS (CONTINUED)

At December 31, 2001, the Company's real estate investments totaled $95.7 million, consisting of the following:

                                                                          AMOUNT
                                                                    -----------------
                                                                      (In thousands)
     Minority interests in operating properties                      $      29,282
     Wholly-owned properties                                                41,788
     Minority owned development properties                                  10,761
     Land held for future development                                        2,308
     Minority interests in real estate debt investment funds                11,571
                                                                    -----------------

        TOTAL REAL ESTATE INVESTMENTS                                $     95,710
                                                                    =================

The real estate carrying amounts of the three wholly-owned properties at December 31, 2001 were financed by real estate mortgage notes encumbering the assets totaling $37.3 million. At December 31, 2001, Insignia had invested capital of approximately $5.5 million in these wholly-owned properties and has no further obligations to the subsidiaries or their creditors.

Apart from its real estate investments, Insignia had obligations totaling $18.6 million to all real estate entities at December 31, 2001, consisting of the following:

                                                                         AMOUNT
                                                                     --------------
                                                                     (In thousands)
       Letters of credit partially backing construction loans          $    8,900
       Other partial guarantees of property debt                            5,250
       Future capital contributions for capital improvements                  455
       Future capital contributions for acquisitions                        4,000
                                                                     -------------

          TOTAL OBLIGATIONS                                            $   18,605
                                                                     =============

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


10. REAL ESTATE INVESTMENTS (CONTINUED)

Summarized financial information of unconsolidated real estate entities is as follows:

                                                                                  YEAR ENDED DECEMBER 31
                                                                        2001               2000                1999
                                                                -------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS INFORMATION                                      (In thousands)
----------------------------------------------
Revenues                                                             $  222,502         $  166,101          $  110,324

Total operating expenses                                               (208,556)          (176,252)           (112,726)
                                                                -------------------------------------------------------
Income (loss) before gains on sale of property                           13,946            (10,151)             (2,402)
Gains on sale of property                                               107,025             24,939              18,196
                                                                -------------------------------------------------------
Net income                                                           $  120,971        $    14,788          $   15,794
                                                                =======================================================

Company's share of net income:
  Included  in  equity earnings in real estate ventures              $   10,381        $      1,455         $    2,284
                                                                =======================================================
  Included in real estate services revenues                               5,632               2,326                  -
                                                                =======================================================

Income included in equity earnings includes pre-tax gains on dispositions of investments totaling $11.0 million, $3.9 million and $2.8 million in 2001, 2000 and 1999, respectively.

                                                                                     DECEMBER 31
                                                                               2001                2000
                                                                       --------------------------------------
CONDENSED BALANCE SHEET INFORMATION                                               (In thousands)
-----------------------------------
Cash and investments                                                      $     29,662        $     35,257
Receivables and deposits                                                        28,963              23,438
Investments in commercial mortgage backed securities                           116,363              69,053
Investments in mezzanine loans                                                   2,249               2,669
Other assets                                                                    36,837              27,542

Real estate                                                                  1,007,432           1,152,522
Less accumulated depreciation                                                  (75,049)            (60,085)
                                                                       --------------------------------------
Net real estate                                                                932,383           1,092,437
                                                                       --------------------------------------
Total assets                                                               $ 1,146,457          $1,250,396
                                                                       ======================================

Mortgage notes payable                                                    $    698,452         $   847,706
Other liabilities                                                               29,187              34,842
                                                                       --------------------------------------
Total liabilities                                                              727,639             882,548
Partners' capital                                                              418,818             367,848
                                                                       --------------------------------------
Total liabilities and partners' capital                                    $ 1,146,457          $1,250,396
                                                                       ======================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


10. REAL ESTATE INVESTMENTS (CONTINUED)

Interest capitalized in connection with development properties totaled approximately $500,000, $1,225,000, and $1,074,000 for 2001, 2000, and 1999,
respectively.

Insignia provides incentives to its employees through the participation, either through equity grants at the time investments are made or through granting of rights to proceeds, in its real estate investments. With respect to real estate investments, such grants generally consist of an aggregate grant of 50% of proceeds after Insignia has recovered its investment plus a 10% per annum return thereon. Gains on sale of real estate are shown after payments pursuant to these grants of $7.0 million, $4.4 million and $4.1 million in 2001, 2000 and 1999, respectively.

As sponsor and manager of IOT and IOP II, Insignia is entitled to promotional participation in cash distributions of up to 30% after investors, including Insignia, achieve return of capital and a 10% cumulative return. Insignia granted equity interests in the advisor or rights to distributions received by the advisor to certain employees of approximately 60% of such promotional distributions. Earnings realized by the Company from these funds were reduced by $745,000 and $323,000 during 2001 and 2000, respectively, as a result of payments pursuant to such equity grants.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


11.      INTERNET INVESTMENTS

At December 31, 2001, Insignia held one remaining Internet investment of approximately $1.0 million. During 2001, the Company recorded pre-tax impairment write-offs totaling $13.4 million of investments in sixteen third-party Internet-based businesses, including $3.3 million invested in 2001 in ventures sponsored by Project Octane, the industry consortium comprised of Insignia, CB Richard Ellis, Jones Lang LaSalle and Trammel Crow.

During 2000, Insignia incurred pre-tax operating losses of $15.2 million (before depreciation and minority interests) from internal Internet initiatives, including consolidated losses of $9.3 million in EdificeRex. In addition, the Company recorded $2.3 million of pretax impairment write-offs during the third quarter of 2000. The above-mentioned EdificeRex loss exceeded the Company's investment by approximately $3.2 million and was carried as a deferred credit on the balance sheet at December 31, 2001. EdificeRex, launched in February 2000, represented Insignia's first internally developed Internet-based business and was de-consolidated, beginning with the third quarter of 2000, due to a restructuring which reduced the Company's voting interest to 47%. The restructuring did not affect Insignia's ownership in EdificeRex, as the Company held an economic interest of approximately 50%. EdificeRex disposed of all of its operating divisions and liquidated in the fourth quarter of 2001; accordingly the Company recognized the deferred credit of $3.2 million in earnings, which is included in losses from Internet investments.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


12. ACCRUED AND SUNDRY LIABILITIES

Accrued and sundry liabilities consist of the following:

                                                                                            DECEMBER 31
                                                                                        2001              2000
                                                                                ------------------------------------
                                                                                          (In thousands)
Employee compensation and benefits                                                   $    19,445      $    13,515
Lease and annuity liabilities                                                              6,385            7,259
Amounts payable in connection with acquisitions                                            1,781           27,663
Deferred compensation                                                                     23,103           20,070
Deferred revenue                                                                          25,306           28,205
Current taxes payable                                                                      3,683            5,912
Value added taxes                                                                          2,628            5,594
Accrued rent                                                                               3,876            1,921
U.K. pension liability                                                                     1,596                -
Other                                                                                     13,060           11,390
                                                                                ------------------------------------
                                                                                     $   100,863      $   121,529
                                                                                ====================================

At December 31, 2000, amounts payable in connection with acquisitions included $22.5 million of remaining additional purchase consideration for the combined U.K. entity (comprising St. Quintin and REGL). This amount was paid in March 2001 through the issuance of deferred acquisition loan notes. At December 31, 2001, $21 million of such loan notes remained outstanding.

Deferred revenue consists of the Company's ownership portion of acquisition and development fees in certain real estate partnerships of $1.0 million and lease commissions collected but deferred pursuant to SAB 101. Deferred acquisition and development fees are realized in income upon disposal of the Company's ownership, generally from property sales, and deferred leasing commissions are recognized upon the fulfillment of all conditions to commission payment, such as tenant occupancy or payment of rent.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


13. NOTES PAYABLE AND OTHER DEBT

In May, Insignia entered into a new, three-year $230 million revolving credit facility, representing a $45 million increase over the prior $185 million facility. The revolving credit facility was arranged by First Union Securities, Lehman Brothers and Bank of America and involves a syndicate of ten national and international financial institutions. The credit facility will be used for working capital and acquisition needs. The Company had borrowings of $149 million on the facility and outstanding letters of credit of $12.3 million at December 31, 2001. The interest rate at December 31, 2001 was LIBOR plus 2.50% (approximately 4.5%). The current facility provides for foreign denominated borrowings up to an aggregate $75 million. The facility is collateralized by a pledge of the stock of all material subsidiaries.

At December 31, 2000 the outstanding balance on the previous revolving credit facility was $122,350,000 including foreign denominated borrowings of 7,750,000 British pounds and 11,450,000 euros. The interest rates on borrowings at December 31, 2000 were 8.56% for U.S. dollar denominated borrowings, 7.94% for British pounds and 6.625% for euros. In addition, the Company had outstanding letters of credit against the facility in the amount of $14.4 million at December 31, 2000.

Notes payable consist of the following:

                                                                                           DECEMBER 31
                                                                                     2001               2000
                                                                              --------------------------------------
                                                                                         (In thousands)
Revolving credit facility with interest due quarterly at LIBOR plus 2.0 to
   2.5%. Final payment due date is May 8, 2004.                                      $149,000           $122,350
Insignia Richard Ellis $3 million loan collateralized by restricted cash and
   due on demand.                                                                           -              1,832
Acquisition loan notes, secured by restricted cash with an interest rate of
   approximately 3.0% and a final maturity of April 2010                               20,972              4,387
                                                                              --------------------------------------
                                                                                     $169,972           $128,569
                                                                              ======================================


The acquisition loan notes have a semiannual callable feature at the discretion of the note holder.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13. NOTES PAYABLE AND OTHER DEBT (CONTINUED)

Certain notes payable and other debt agreements contain various restrictive covenants requiring, among other things, minimum consolidated net worth and certain other financial ratios. The Company's revolving credit facility restricts the payment of cash dividends to an amount not to exceed twenty-five percent of net income for the immediately preceding fiscal quarter. At December 31, 2001 and 2000, the Company was in compliance with all debt covenants.

REAL ESTATE MORTGAGE NOTES PAYABLE

Real estate mortgage notes payable represent non-recourse loans collateralized by real estate properties consisting of the following:

                                                                                             2001              2000
                                                                                    -------------------------------------
                                                                                               (In thousands)
Brookhaven Village, mortgage loan bearing interest at 6.24% at December 31, 2001.
   The note matures in December 2002, with principal payable in full on such date          $  8,305           $  8,305
Dolphin Village, mortgage loan bearing interest at 6.07% at December 31, 2001.  The
   note matures on October 8, 2003                                                            7,608              6,977
One Telecom, $26.1 million credit facility                                                        -             26,100
Sun Microsystems, mortgage loan                                                                   -              6,987
Shinsen Place, mortgage loan bearing interest at approximately 1.0% and having a
   final maturity of April 30, 2002                                                          21,356                  -
                                                                                    -------------------------------------
                                                                                           $ 37,269           $ 48,369
                                                                                    =====================================

The mortgage note encumbering Brookhaven Village includes a participation feature whereby the lender is entitled to 35% of the net cash flow, net refinancing proceeds or net sales proceeds after the Company has achieved a 10% annual return on equity. The participation liability to the lender totaled approximately $658,000 and $600,000 at December 31, 2001 and 2000, respectively. One Telecom and Sun Microsystems were sold during the first quarter of 2001.

Scheduled principal maturities on all notes payable after December 2001 are as follows:

                                          AMOUNT
                                    -------------------
                                       (In thousands)

         2002                           $    50,633
         2003                                 7,608
         2004                               149,000
                                    -------------------
                                        $   207,241
                                    ===================

The Company paid interest of approximately $11,036,000, $9,342,000, and $5,287,000 in 2001, 2000, and 1999, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


14. STOCK COMPENSATION PLANS

The Company's 1998 Stock Incentive Plan (the "1998 Plan") authorized the grant of options and restricted stock awards to management personnel totaling up to 3,500,000 shares of the Company's Common Stock. The term of each option is determined by the Company's Board of Directors but will in no event exceed ten years from the date of grant. Options granted typically have five-year terms and are granted at prices not less than 100% of the fair market value of the Company's Common Stock on the date of grant. The 1998 Plan may be terminated by the Board of Directors at any time. In September 1998, the Company was spun-off from its former parent, a company also named Insignia Financial Group, Inc. At the spin-off date, the Company assumed, under the 1998 Plan, approximately 1,787,000 options issued by the former parent to employees of the businesses included in the spin-off. At December 31, 2001, approximately 2,820,000 options were outstanding under the 1998 Plan.

At December 31, 2001, approximately 111,000 unvested restricted stock awards to acquire shares of the Company's Common Stock were outstanding under the 1998 Plan. These awards, which have a five-year vesting period, were granted to executive officers and other employees of the Company. Compensation expense recognized by the Company for these awards totaled approximately $627,000, $709,000 and $737,000 for 2001, 2000 and 1999, respectively.

The Company assumed 1,289,329 options under Non-Qualified Stock Option Agreements in connection with the acquisition of REGL. The options had five-year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 2001, approximately 771,000 options remained outstanding.

The Company assumed approximately 612,000 options under Non-Qualified Stock Option Agreements in connection with the acquisition of St. Quintin. The options had five-year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 2001 approximately 321,000 options remained outstanding.

The Company assumed 110,000 options under a Non-Qualified Stock Option Plan in connection with the acquisition of Brooke. At December 31, 2001 60,000 options had been issued and remained outstanding under the plan. The options had five and one half-year terms at the date of grant and the terms remained unchanged at the date of assumption.

The terms of all options assumed in connection with acquisitions remained subject to continued vesting over their original terms. These options have been accounted for as additional purchase consideration for each respective business combination.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


14. STOCK COMPENSATION PLANS (CONTINUED)

During 2000, Insignia granted 1,493,000 warrants to purchase Insignia Common Stock to certain key executives, non-employee directors and other employees under Warrant Agreements. Such warrants had five-year terms at the date of grant. At December 31, 2001, approximately 1,448,000 warrants remained outstanding.

The Company also has sold shares of its Common Stock to certain employees in exchange for notes receivable collateralized by the Common Stock. The outstanding principal balances of these notes totaled approximately $1,882,000 and $2,051,000 at December 31, 2001 and 2000, respectively. These notes receivable are classified as a reduction of stockholders' equity.

The Company's 1998 Employee Stock Purchase Plan (the "Employee Plan") was adopted to provide employees with an opportunity to purchase Common Stock through payroll deductions at a price not less than 85% of the fair market value of the Company's Common Stock. The Employee Plan was developed to qualify under
Section 423 of the Internal Revenue Code of 1986.

In connection with the Company's spin-off in September 1998, 1,196,000 warrants to purchase shares of Common Stock of the Company were issued to holders of the Convertible Preferred Securities of the Company's former parent. The term of each warrant is five years. The Company's former parent purchased the warrants from Insignia in 1998 for approximately $8.5 million. At December 31, 2001, all warrants remained outstanding and were fully exercisable.

The Company's Common Stock reserved for future issuance in connection with stock compensation plans totaled approximately 6.6 million shares at December 31, 2001.

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


14. STOCK COMPENSATION PLANS (CONTINUED)

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

                                                                 2001              2000              1999
                                                         -------------------------------------------------------
Risk-free interest rate                                          3.7%              5.1%               6.2%
Dividend yield                                                   N/A               N/A                N/A
Volatility factors of the expected market price                  0.49              0.52               0.43
Weighted-average expected life of the options                    4.3               4.3                3.3

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

For purposes of pro forma disclosures, the estimated fair values of all options, warrants and unvested restricted stock awards are amortized to expense over the respective vesting periods. The Company's pro forma information follows (in thousands, except per share data):

                                                           2001             2000              1999
                                                        ----------------------------------------------
PRO FORMA:
   Income from continuing operations                     $  3,383         $  16,040          $ 4,542
   Net (loss) income                                      (15,846)          (13,822)           4,542

PER SHARE AMOUNTS:
Pro forma earnings per share - basic
   Income from continuing operations                     $   0.15         $    0.76          $  0.21
   Net (loss) income                                        (0.72)            (0.65)            0.21
Pro forma earnings per share - assuming dilution
   Income from continuing operations                         0.14              0.66             0.20
   Net (loss) income                                        (0.68)            (0.57)            0.20

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


14. STOCK COMPENSATION PLANS (CONTINUED)

Summaries of the Company's stock option, warrant and restricted stock activity, and related information for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                               2001                        2000                         1999
                                     ---------------------------------------------------------------------------------------
                                                      WEIGHTED                      WEIGHTED                     WEIGHTED
                                                      AVERAGE                       AVERAGE                      AVERAGE
                                                      EXERCISE                      EXERCISE                     EXERCISE
                                           SHARES      PRICE            SHARES       PRICE        SHARES          PRICE
                                     ---------------------------------------------------------------------------------------
Outstanding at beginning of year         8,304,155   $   10.06        6,859,368     $  10.02      6,643,398      $  10.29
Options and warrants granted                30,000       11.70        2,189,174         8.54        128,897          6.65
Options granted in connection with
  Brooke acquisition                        20,000       10.80           40,000        11.81              -             -
Options assumed in connection with
   St. Quintin acquisition                       -        -                   -            -        611,962          6.58
Exercised                                 (690,941)       6.64         (508,676)        6.36       (155,558)         5.87
Forfeited/canceled                      (1,046,810)       9.40         (275,711)        8.62       (369,331)        11.27
                                     ---------------------------------------------------------------------------------------
Outstanding at end of year               6,616,404   $   10.32        8,304,155     $  10.06      6,859,368      $  10.02
                                     =======================================================================================

Exercisable at end of year               4,233,299   $   11.31        4,359,468     $  11.24      2,200,701      $   9.45
                                     =======================================================================================
Weighted-average fair value of
grants during the year                               $    5.32                      $   4.09                     $   6.59
                                                   ==============                 ============                  ===========

Significant option, warrant and unvested restricted stock groups outstanding at December 31, 2001 and related weighted average price and life information follows:

                                     OUTSTANDING                                                      EXERCISABLE
--------------------------------------------------------------------------------------- ----------------------------------------
                                                   WEIGHTED AVERAGE       WEIGHTED                                WEIGHTED
     RANGE OF                     NUMBER              REMAINING           AVERAGE                 NUMBER          AVERAGE
  EXERCISE PRICES               OUTSTANDIN G       CONTRACTUAL LIFE    EXERCISE PRICE          EXERCISABLE     EXERCISE PRICE
--------------------------------------------------------------------------------------- ----------------------------------------
  $0.00 to $6.00                   193,235            2.4 years           $     0.00                8,000       $    0.00
  $6.01 to $6.50                   770,910            1.7 years                 6.37              336,550            6.37
  $6.51 to $7.50                   321,019            2.7 years                 6.58               62,846            6.58
  $7.51 to $8.00                 1,762,000            3.0 years                 7.99            1,112,474            7.99
  $8.01 to $11.00                  233,646            1.1 years                10.87              165,516           10.87
  $11.01 to $12.50                 511,687            1.6 years                11.58              369,838           11.62
  $12.51 to $13.00                 915,357            2.1 years                12.63              557,713           12.63
  $13.01 to $16.00               1,908,550            1.9 years                14.21            1,620,362           14.36
                            -------------------                       ---------------- -----------------------------------------
                                 6,616,404                                    $10.32            4,233,299        $  11.31
                            ===================                       ================ =========================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


15. INCOME TAXES

In the 2001 year, the Company generated taxable income that allowed for the utilization of net operating losses for federal and state income tax purposes. Net operating losses in the U.S. were carried forward from 2000 for federal and state purposes. A portion of such net operating losses was utilized in 2001. At December 31, 2001, approximately $10.8 million and $9.1 million of net operating losses for federal and state purposes will carry forward to 2002. These amounts expire in 2018.

In 2001, the Company entered into an agreement to sell Realty One and its affiliated companies. In connection with the Realty One sale, the Company incurred a pre-tax loss of approximately $21.6 million. Under the tax law existing at December 31, 2001, approximately $12.5 million of the loss could not be deducted for income tax purposes and no tax benefit has been provided on this portion of the loss in 2001. Subsequent to year-end, the U.S. Treasury Department issued new legislative regulations that could potentially allow for the deduction of the loss for income tax purposes, subject to the generation of sufficient capital gains to offset the loss.

Undistributed earnings of the Company's U.K. operation, Insignia Richard Ellis, amounted to approximately $22.8 million in aggregate as of December 31, 2001. Deferred income taxes have not been provided at U.S. tax rates on these earnings as it is intended that the earnings will be permanently reinvested outside of the U.S. Any such taxes should not be significant, since U.S. tax rates are no more than 5% in excess of U.K. tax rates and goodwill with respect to the U.K. operation is amortizable for U.S. tax purposes.

During 2001, certain of the Company's non-U.K. foreign operations generated operating losses in aggregate of approximately $5.6 million. All potential tax benefits pertaining to such losses have been fully reserved due to the absence of profits. During 1999, the Company's U.K. operation utilized operating losses recorded on acquisition of approximately $5.6 million.

In 2000, the Internal Revenue Service ("IRS") commenced an examination of the income tax returns for the 1998 (January 1, 1998 through September 30, 1998), 1997 and 1996 tax years. In November 2001, the IRS made a final determination to which the Company agreed. The agreed assessment paid by the Company was in the amount of approximately $1.1 million, including taxes and interest.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


15. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                               DECEMBER 31
                                                                       2001                    2000
                                                          -------------------------------------------------
                                                                              (In thousands)
   Deferred tax liabilities:
      Acquisition related intangibles                              $    (7,323)            $   (7,560)
      Tax over book depreciation                                             -                 (1,747)
      Partnership earnings differences                                  (1,841)                     -
      Compensation                                                      (2,177)                (4,866)
      Other, net                                                        (1,295)                (1,160)
                                                          -------------------------------------------------
   Total deferred tax liabilities                                      (12,636)               (15,333)

   Deferred tax assets:
      Net operating losses                                               7,132                  6,422
      Acquisition related items                                            734                      -
      Book over tax depreciation                                         5,262                      -
      Alternative minimum tax credit                                     4,270                    417
      Partnership earnings differences                                       -                  2,329
      Bad debt reserves                                                  1,164                  1,111
      Valuation reserve                                                 10,243                    943
      Compensation and benefits                                         15,786                 16,968
      Comprehensive income                                               6,872                  4,500
      Other, net                                                           632                    584
                                                          -------------------------------------------------
   Total deferred tax assets                                            52,095                 33,274
   Valuation allowance for deferred tax assets                          (8,963)                (2,195)
                                                          -------------------------------------------------
   Deferred tax assets, net of valuation allowance                      43,132                 31,079
                                                          -------------------------------------------------
   Net deferred tax assets                                         $    30,496             $   15,746
                                                          =================================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


15. INCOME TAXES (CONTINUED)

For financial reporting purposes, income from continuing operations before income taxes includes the following components:

                                          2001             2000            1999
                                    -----------------------------------------------
                                                    (In thousands)
Pretax income (loss):
   United States
                                         $3,128          $   5,932       $  12,903
   Foreign                                5,674             18,465           5,076
                                    -----------------------------------------------
                                         $8,802          $  24,397       $  17,979
                                    ===============================================

Significant components of the provision for income taxes on income from continuing operations are as follows:

                                           2001            2000            1999
                                    -----------------------------------------------
                                                    (In thousands)
Current:
   Federal                              $    2,498       $     (27)     $   4,150
   Foreign                                   4,868           6,619            808
   State                                     1,208              41          1,084
                                    -----------------------------------------------
Total current                                8,574           6,633          6,042

Deferred:
   Federal                                  (3,387)         (1,465)         2,260
   Foreign                                    (944)           (804)          (142)
   State                                    (1,162)         (1,196)         2,095
                                    -----------------------------------------------
Total deferred                              (5,493)         (3,465)         4,213
                                    -----------------------------------------------
                                        $    3,081       $   3,168      $  10,255
                                    ===============================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


15. INCOME TAXES (CONTINUED)

The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense is shown below (In thousands):

                                                2001                      2000                       1999
                                      ------------------------- -------------------------- -------------------------
                                          AMOUNT      PERCENT        AMOUNT      PERCENT      AMOUNT      PERCENT
                                      ------------------------- -------------------------- -------------------------
Tax at U.S. statutory rates             $   3,081       35.0%       $  8,539       35.0%     $  6,293       35.0%
Effect of different tax rates in
   foreign jurisdictions                     (424)      (4.8)           (867)      (3.6)         (310)      (1.7)
State income taxes, net of federal
   tax benefit                             (1,450)     (16.5)           (150)      (0.6)        1,149        6.4
Effect of nondeductible meals and
   entertainment expenses                   1,092       12.4             783        3.2         1,022        5.7
Effect of nondeductible goodwill
   amortization                             1,386       15.7             824        3.4         1,009        5.6
Change in valuation allowance for
   Italian operating losses                  (105)      (1.2)              -          -             -          -
Change in valuation allowance for
   European operating losses                1,573       17.9            (884)      (3.6)            -          -
Change in valuation allowance for
   U.S. operating  losses                       -          -             884        3.6           303        1.7
Effect of life insurance proceeds               -          -          (7,000)     (28.7)            -          -
Effect of settlement of IRS exam           (1,961)     (22.3)              -          -             -          -
Other                                        (111)      (1.2)          1,039        4.3           789        4.3
                                      ------------------------- -------------------------- -------------------------
                                        $   3,081       35.0%       $  3,168       13.0%     $ 10,255       57.0%
                                      ========================= ========================== =========================

Income tax payments were approximately $7,714,000 (2001), $11,779,000 (2000), and $766,000 (1999).

16. EMPLOYEE BENEFIT PLANS

401(K) RETIREMENT PLAN

The Company established a 401(k) savings plan covering substantially all U.S. employees. The Company may make a contribution equal to 50% of the employees' contribution up to a maximum of 3% of the employees' compensation and participants fully vest in employer contributions after 5 years. All contributions to the 401(k) plan are expensed currently in earnings. The Company expensed approximately $1,660,000, $2,044,000, and $1,681,000 in contributions to the 401(k) plan during 2001, 2000, and 1999, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


16.  EMPLOYEE BENEFIT PLANS (CONTINUED)

DEFINED CONTRIBUTION PLAN

Insignia Richard Ellis maintains a defined contribution plan that is available to all of its employees at their option after the completion of six months of service and the attainment of 25 years of age. Insignia Richard Ellis contributions are 3.5% of salary for ages 25 to 30, 4.5% of salary for ages 31 to 35 and 5.5% of salary for ages 36 and over. Insignia Richard Ellis expensed approximately $1,430,000, $1,558,000 and $96,000 in contributions to the plan during 2001, 2000, and 1999, respectively.

DEFINED BENEFIT PLAN

Insignia Richard Ellis maintains two defined benefit plans for certain of its employees. The plans provide for benefits based upon the final salary of participating employees. The funding policy is to contribute annually an amount to fund pension cost as actuarially determined by an independent pension consulting firm. Insignia Richard Ellis expensed approximately $168,000, $572,000, and $778,000 in net periodic pension expense during 2001, 2000, and 1999, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


16. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes the funded status and net periodic pension cost of the Insignia Richard Ellis defined benefit plans:

                                                                       DECEMBER 31
PROJECTED BENEFIT OBLIGATION ("PBO")                                2001            2000
------------------------------------                         ---------------------------------
                                                                      (In thousands)
 PBO - Beginning of year                                          $ 46,230        $ 51,227
   Service cost                                                        909           1,370
   Interest cost                                                     2,657           2,545
   Benefits paid net of participant contributions                     (533)           (719)
   Net actuarial loss (gain)                                           368          (4,269)
   Foreign currency exchange rate changes                           (1,276)         (3,924)
                                                             ---------------------------------
 PBO - End of year                                                  48,355          46,230
                                                             ---------------------------------

CHANGE IN PLAN ASSETS
---------------------

Fair value of plan assets at beginning of year                      50,114          51,062
   Actual return on plan assets                                     (4,947)          2,579
   Employer contributions                                              916           1,103
   Benefits paid net of participant contributions                     (533)           (719)
   Foreign currency exchange rate changes                           (1,419)         (3,911)
                                                             ---------------------------------
Fair value of plan assets at end of year                            44,131          50,114
                                                             ---------------------------------
Funded status of the plans                                          (4,224)          3,884
Unrecognized net actuarial loss (gain)                               5,002          (3,857)
                                                             ---------------------------------
Net pension asset recognized in the
   consolidated balance sheet                                     $    778        $     27
                                                             =================================

NET PERIODIC PENSION COST
-------------------------
   Service cost                                                   $    909        $  1,370
   Interest cost                                                     2,657           2,545
   Return on plan assets                                            (3,398)         (3,343)
                                                             ---------------------------------
                                                                  $    168        $    572
                                                             =================================
ASSUMPTIONS USED IN DETERMINING PBO
-----------------------------------
   Discount rate                                                       6.0%            6.0%
   Weighted average increase in compensation levels                    4.5%            5.0%
   Rate of return on plan assets                                       6.5%            7.0%

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


17. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

ANTITRUST LITIGATION

In 1994, Re/Max International and various franchisees filed suit in federal court in Ohio against Realty One, alleging claims under the federal antitrust laws and related state law claims. Re/Max International alleged in its complaint that Realty One conspired with Smythe, Cramer Company to institute a series of differential commission splits intended to harm Re/Max International and its franchisees in the northeast Ohio residential real estate brokerage market

Insignia acquired Realty One in October 1997. In connection with the acquisition, the sellers of Realty One agreed to indemnify the Company for any loss arising from the Re/Max International. The Re/Max International case was tried before a jury in 2000, resulting in a mistrial. The parties subsequently settled Re/Max International's claims in July 2000, whereby Realty One agreed to cease to impose reduced commission splits on the Re/Max plaintiffs, subject to reinstatement in accordance with the terms of the settlement. In September 2000, the court entered a judgment against Realty One in the amount of approximately $6.7 million, as agreed to by the parties; in November 2001, the Sixth Circuit affirmed the terms of that judgment. In 2000, the sellers of Realty One funded the initial cash portion of the settlement, totaling approximately $3.7 million, on behalf of Realty One pursuant to their indemnification obligations to Insignia.

In the course of defending the Re/Max suit, Insignia incurred certain legal fees for which the sellers of Realty One had agreed to reimburse to Insignia under the terms of the indemnification. In July 2001, Insignia reached a settlement with the sellers of Realty One regarding the Company's indemnity claim. The terms of the settlement required the sellers to pay $2 million to Insignia as reimbursement for certain professional fees incurred in connection with the Re/Max suit and this payment was collected in October 2001. The Company incurred a one-time charge of $1.5 million in the second quarter of 2001 for unrecovered costs stemming from the Re/Max suit. As a condition to the settlement agreement, the sellers of Realty One agreed to fund the remaining $3 million cash portion of the Re/Max settlement on behalf of Realty One pursuant to the indemnification to Insignia. The remaining payment is to be made by the sellers of Realty One in semi-annual installments over the four years ending in September 2005. The Company was provided with promissory notes that could be entered against the sellers in the event of non-payment of these amounts.

As part of the indemnity settlement, Insignia also agreed to share with the sellers in the costs and expenses and any potential judgment or settlement of two similar cases brought by individual Re/Max franchisees. One of these cases was settled in late 2001 at a cost of approximately $30,000 to the Company.

In January 2002, Insignia sold the Realty One business to a third party. Insignia retains the obligation to defend against the remaining case and has indemnified the buyer for costs associated with all Re/Max litigation. Insignia continues to vigorously defend the remaining action.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


17. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

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

Since the merger transaction in October 1998, there have been no related claims except for an examination of the federal income tax returns of the former parent being conducted by the Internal Revenue Service for the years ended December 31, 1996 and 1997 and the period ended October 1, 1998. This examination was concluded in November 2001. Insignia paid approximately $1.1 million upon final settlement, pursuant to the examiners report.

As a part of the sale of Realty One, the Company agreed generally to indemnify the purchaser against all losses, up to the amount of the total purchase price (and subject to certain deductible amounts), resulting from; (i) breaches by the Company of any representations, warranties or covenants in the stock purchase agreement; (ii) obligations for goods, services, taxes or indebtedness except for those assumed by the purchaser; (iii) change of control payments made to employees of Realty One; and (iv) any third party losses arising or related to the period prior to the disposition. In addition, the Company provided an indemnification for losses in respect of (i) mortgage loan files existing on the date of closing, (ii) fraud in the conduct of its home mortgage business, and
(iii) the failure to follow standard industry practices in the home mortgage business. As of March 20, 2002, the Company is not aware of any matters that would give rise to a claim under these warranties and indemnities.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


17. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

ENVIRONMENTAL LIABILITIES

Under various federal and state environmental laws and regulations, a current or previous owner or operator of real estate may be required to investigate and remediate certain hazardous or toxic substances or petroleum-product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. The owner or operator of a site may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from or at the site, including the presence of asbestos containing materials. Insurance for such matters may not be available.

The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. There can be no assurance that Insignia, or any assets owned or controlled by Insignia (as on-site property manager), currently are in compliance with all of such laws and regulations or that Insignia will not become subject to liabilities that arise in whole or in part out of any such laws, rules or regulations. The liability may be imposed even if the original actions were legal and Insignia did not know of, or was not responsible for, the presence of such hazardous or toxic substances. Insignia may also be solely responsible for the entire payment of any liability if it is subject to joint and several liability with other responsible parties who are unable to pay. Insignia may be subject to additional liability if it fails to disclose environmental issues to a buyer or lessee of property. Management is not currently aware of any environmental liabilities that are expected to have a material adverse effect upon the operations or financial condition of the Company.

REAL ESTATE INVESTMENTS

Insignia invests in real estate assets and real estate related assets, usually as a minority owner and asset manager or property manager, with third party investors. Apart from the potential loss of its investment, which totaled $59 million at net book value in all entities at December 31, 2001, Insignia's other assets are only at risk with respect to specific obligations it has undertaken or to standard carve-outs in the mortgage lending industry from the non-recourse provisions of mortgage loans. At December 31, 2001, Insignia's aggregate obligations to all such real estate entities totaled approximately $18.6 million and consisted of the following: (i) letters of credit of $8.9 million partially backing construction loans; (ii) other partial guarantees of property debt of approximately $5.2 million; (iii) future capital contributions for capital improvements of $455,000; and (iv) future capital contributions for acquisitions of approximately $4.0 million.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


17. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

OPERATING LEASES

The Company leases office space and equipment under noncancelable operating leases. Minimum annual rentals under operating leases for the five years ending after December 31, 2001 and thereafter are as follows:

                                                 AMOUNT
                                           -------------------
                                             (In thousands)

2002                                           $   35,929
2003                                               32,646
2004                                               28,846
2005                                               24,542
2006                                               21,707
Thereafter                                         74,629
                                           -------------------
TOTAL MINIMUM PAYMENTS                         $   218,299
                                           ===================

Rental expense, which is recorded on a straight-line basis, was approximately $29,282,000 (2001) $26,579,000 (2000) and $23,945,000 (1999). Certain of the
leases are subject to renewal options and annual escalation based on the Consumer Price Index or annual increases in operating expenses.

STOCK REPURCHASE

At December 31, 2001 and 2000, Insignia held in treasury 1,502,600 repurchased shares of its Common Stock. Such shares were repurchased at an aggregate cost of approximately $16.2 million and are reserved for issuance upon the exercise of warrants granted in 2001 to certain executive officers, non-employee directors and other employees of the Company (See Note 14).

PREFERRED STOCK ISSUANCE

On February 9, 2000, Insignia sold 250,000 shares of non-voting perpetual convertible preferred stock with a stated value of $100 per share to investment funds advised by Blackacre Capital Management, LLC for an aggregate purchase price of $25 million. The preferred stock pays a 4% cumulative annual dividend, payable at Insignia's option in cash or Common Stock, and is convertible into the Company's Common Stock at the option of the holder at $14 per share, subject to adjustment. The preferred stock is callable by the Company, at stated value, at any time on or after February 15, 2004. The Company paid $1,250,000 of dividends in 2001, of which $1 million was paid in cash and $250,000 was paid through the issuance of shares of the Company's Common Stock. Stock dividends of $475,000 were paid in 2000 through the issuance of shares of the Company's Common Stock.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


17. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

LIFE INSURANCE PROCEEDS

In October 2000, Insignia collected $20 million in life insurance proceeds from a "key man" insurance policy on the life of Edward S. Gordon, a member of the Company's Office of the Chairman who passed away on September 21, 2000. The policy was purchased in connection with Insignia's acquisition of Edward S. Gordon Incorporated in June 1996. Insignia incurred approximately $900,000 in obligations payable to Mr. Gordon's estate at the time of his death. The Company recognized the resulting net income of $19.1 million in the third quarter of 2000.

18. INDUSTRY SEGMENTS

Insignia's operating activities for 2001 encompass three reportable segments. The Company's segments include (i) commercial real estate services and principal investment activities; (ii) residential real estate services; and (iii) Internet-based e-commerce initiatives. The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development and re-development, consulting and other services. The commercial segment also includes the Company's principal real estate investment activities. Insignia's commercial segment in 2001 comprises the operations of Insignia/ESG in the U.S., IRE in the U.K. and other businesses in continental Europe, Asia and Latin America. Insignia Bourdais, in France, commenced operations in January 2002. The residential segment provides services including apartment brokerage and leasing, rental brokerage, property management and mortgage brokerage services and consists of the New York based operations of Insignia Douglas Elliman and Insignia Residential Group. Insignia's Internet initiatives, which were launched in late 1999, have been terminated. The operating impact for 2001 is limited to $13.4 million of write-downs on equity Internet investments made during late 1999, 2000 and early 2001 and $3.2 million of income resulting from the liquidation of EdificeRex. The EdificeRex income represents the recognition of losses in excess of investment incurred during the first half of 2000, prior to de-consolidation of this once proprietary web-based business. Such excess losses had been carried on the Company's balance sheet as a deferred credit since de-consolidation in the third quarter of 2000. The Company terminated its internally developed Internet initiatives at December 31, 2000. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting.

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


18. INDUSTRY SEGMENTS (CONTINUED)

The following tables summarize certain financial information by industry segment:

                                                                                     INTERNET
YEAR ENDED DECEMBER 31, 2001                         COMMERCIAL     RESIDENTIAL     INITIATIVES         OTHER         TOTAL
                                                  -----------------------------------------------------------------------------
                                                                             (In thousands)
      REVENUES:

         Real estate services                       $    618,548    $    119,232   $           -     $        -   $    737,780
         Property operations                               3,969               -               -              -          3,969
                                                  -----------------------------------------------------------------------------
                                                         622,517         119,232               -              -        741,749
                                                  -----------------------------------------------------------------------------
      COSTS AND EXPENSES:
         Real estate services                            554,744         113,335               -              -        668,079
         Property operations                               2,889               -               -              -          2,889
         Administrative                                        -               -               -         13,439         13,439
         Depreciation                                     12,431           2,883               -             78         15,392
         Property depreciation                               990               -               -              -            990
         Amortization of intangibles                      20,344           4,064               -              -         24,408
                                                  -----------------------------------------------------------------------------
                                                         591,398         120,282               -         13,517        725,197
                                                  -----------------------------------------------------------------------------
         Operating income (loss)                          31,119          (1,050)              -        (13,517)        16,552

      OTHER INCOME AND EXPENSE:
         Merger related expenses                            (661)              -               -              -           (661)
         Losses from Internet investments                      -               -         (10,263)             -        (10,263)
         Interest and other income                         2,084              16               -          2,769          4,869
         Interest expense                                   (639)            (38)              -        (11,730)       (12,407)
         Foreign currency transaction gains                    -               -               -            331            331
         Equity earnings in real estate ventures          10,381               -               -              -         10,381
                                                  -----------------------------------------------------------------------------
      Income from continuing operations before
         income taxes                                     42,284          (1,072)        (10,263)       (22,147)         8,802
         Provision (benefit) for income taxes             17,049            (442)         (4,501)        (9,025)         3,081
                                                  -----------------------------------------------------------------------------
      Income from continuing operations                   25,235            (630)         (5,762)       (13,122)         5,721

      Discontinued operations:
          Loss from discontinued operation, net of
            applicable taxes                                   -          (1,600)              -              -         (1,600)
          Provision for loss on disposal, net of
            applicable taxes                                   -         (17,629)              -              -        (17,629)
                                                  -----------------------------------------------------------------------------
                                                               -         (19,229)              -              -        (19,229)
                                                  -----------------------------------------------------------------------------
      Net income (loss)                            $      25,235    $    (19,859)  $      (5,762)   $  (13,122)   $   (13,508)
                                                  =============================================================================

      Total assets                                 $     678,091    $    147,654   $       1,007    $    91,591   $    918,343
      Real estate investments                             95,710               -               -              -         95,710
      Capital expenditures, net                           11,704           3,815               -             85         15,604

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


18. INDUSTRY SEGMENTS (CONTINUED)

                                                                                   INTERNET
YEAR ENDED DECEMBER 31, 2000                        COMMERCIAL      RESIDENTIAL   INITIATIVES          OTHER        TOTAL
                                                -----------------------------------------------------------------------------
                                                                               (In thousands)
REVENUES:
   Real estate services                              $ 641,904       $ 134,095     $        -     $         -    $  775,999
   Property operations                                   5,212               -              -               -         5,212
                                                -----------------------------------------------------------------------------
                                                       647,116         134,095              -               -       781,211
                                                -----------------------------------------------------------------------------

COSTS AND EXPENSES:
   Real estate services                                559,400         122,467              -               -       681,867
   Property operations                                   4,214               -              -               -         4,214
   Internet-based businesses                                 -               -         17,168               -        17,168
   Administrative                                            -               -              -          16,355        16,355
   Depreciation                                          8,084           2,206          1,288              60        11,638
   Property Depreciation                                 1,623               -              -               -         1,623
   Amortization of intangibles                          19,853           3,972              -               -        23,825
                                                -----------------------------------------------------------------------------
                                                       593,174         128,645         18,456          16,415       756,690
                                                -----------------------------------------------------------------------------

   Operating income (loss)                              53,942           5,450        (18,456)        (16,415)       24,521

OTHER INCOME AND EXPENSE:
   Life insurance proceeds                                   -               -              -          19,100        19,100
   Losses from Internet investments                          -               -        (18,435)              -       (18,435)
   Interest and other income                             2,316               -            464           4,456         7,236
   Interest expense                                     (1,032)            (48)             -         (10,665)      (11,745)
   Foreign currency transaction gains                        -               -              -           1,365         1,365
   Equity earnings in real estate ventures               1,455               -              -               -         1,455
   Minority interests                                        -               -            900               -           900
                                                -----------------------------------------------------------------------------

Income from continuing operations before income
   taxes                                                56,681           5,402        (35,527)         (2,159)       24,397

   Provision (benefit) for income taxes                 22,691             553        (14,327)         (5,749)        3,168
                                                -----------------------------------------------------------------------------

Income from continuing operations                       33,990           4,849        (21,200)          3,590        21,229

Discontinued operations:
Income from discontinued operation, net of
   applicable taxes                                          -             558              -               -           558
                                                -----------------------------------------------------------------------------

Income (loss) before cumulative effect of a
   change in accounting principle                       33,990           5,407        (21,200)          3,590        21,787

Cumulative effect of a change in accounting
   principle, net of applicable taxes                  (30,420)              -              -               -       (30,420)
                                                -----------------------------------------------------------------------------

Net income (loss)                                    $   3,570       $   5,407     $  (21,200)    $     3,590    $   (8,633)
                                                =============================================================================

Total assets                                         $ 645,989       $ 162,213     $   10,963     $   106,460    $  925,625
Real estate investments                                102,170               -              -               -       102,170

Capital expenditures, net                               20,444           5,290              -              73        25,807


                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


18. INDUSTRY SEGMENTS (CONTINUED)

                                                                              INTERNET
 YEAR ENDED DECEMBER 31, 1999               COMMERCIAL      RESIDENTIAL      INITIATIVES          OTHER         TOTAL
                                        ------------------------------------------------------------------------------------
                                                                          (In thousands)
 REVENUES:
    Real estate services                    $  497,770        $  76,672      $         -       $        -     $  574,442
    Property operations                          1,877                -                -                -          1,877
                                        ------------------------------------------------------------------------------------
                                               499,647           76,672                -                -        576,319
                                        ------------------------------------------------------------------------------------
 COSTS AND EXPENSES:
    Real estate services                       441,417           69,696                -                -        511,113
    Property operations                          1,589                -                -                -          1,589
    Internet-based businesses                        -                -            1,580                -          1,580
    Administrative                                   -                -                -           11,826         11,826
    Depreciation                                 4,714            1,080                -              117          5,911
    Property depreciation                          512                -                -                -            512
    Amortization of intangibles                 19,049            2,654                -                -         21,703
                                        ------------------------------------------------------------------------------------
                                               467,281          73,430             1,580          11,943         554,234
                                        ------------------------------------------------------------------------------------

    Operating income (loss)                     32,366            3,242           (1,580)         (11,943)        22,085

 OTHER INCOME AND EXPENSE:
    Merger related expenses                     (4,272)               -                -                -         (4,272)
    Interest and other income                    1,357                -                -            2,746          4,103
    Interest expense                            (1,419)             (31)               -           (5,598)        (7,048)
    Foreign currency transaction gains               -                -                -              827            827
    Equity earnings in real estate
    ventures                                     2,284                -                -                -          2,284
                                        ------------------------------------------------------------------------------------

 Income from continuing operations
 before income taxes                            30,316            3,211           (1,580)         (13,968)        17,979

    Provision (benefit) for income taxes        15,383            1,433             (709)          (5,852)        10,255
                                        ------------------------------------------------------------------------------------

 Income from continuing operations              14,933            1,778             (871)          (8,116)         7,724

 Discontinued operations:
    Income from discontinued operation,
    net of applicable taxes                          -            2,574                -                -          2,574
                                        ------------------------------------------------------------------------------------

 Net income (loss)                         $    14,933        $   4,352      $      (871)      $   (8,116)    $   10,298
                                        ====================================================================================

 Total assets                              $   573,095        $ 156,649      $    20,175       $   45,394     $  795,313
 Real estate investments                        76,298                -                -                -         76,298
 Capital expenditures, net                      20,706            4,247                -              446         25,399

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


18. INDUSTRY SEGMENTS (CONTINUED)

Certain geographic information for the Company is as follows:

                               YEAR ENDED                       YEAR ENDED                       YEAR ENDED
                           DECEMBER 31, 2001                 DECEMBER 31, 2000                DECEMBER 31, 1999
                   -------------------------------------------------------------------------------------------------------
                                         LONG-LIVED                       LONG-LIVED                           LONG-LIVED
                         REVENUES          ASSETS         REVENUES          ASSETS            REVENUES           ASSETS
                   -------------------------------------------------------------------------------------------------------
United States            $ 621,896       $ 239,324        $ 634,247        $ 274,652         $ 467,757         $ 299,267
United Kingdom             116,432         106,701          133,809           90,781           104,565           102,765
Other countries              3,421          21,403           13,155            3,639             3,997             1,093
                   -------------------------------------------------------------------------------------------------------
                         $ 741,749       $ 367,428        $ 781,211        $ 369,072         $ 576,319         $ 403,125
                   =======================================================================================================


Long-lived assets include property and equipment, property management contracts and costs in excess of net assets of acquired businesses.

19. FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value estimates of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value. Receivables reported on the balance sheet generally consist of property and lease commission receivables and various note receivables. The property and note receivables approximate their fair values. Lease commission receivables are carried at their discounted present value; therefore the carrying amount and fair value amount are the same. The carrying amounts for notes payable and real estate mortgage notes payable line approximate their respective fair value because the interest rates generally approximate current market interest rates for similar instruments

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


20. QUARTERLY FINANCIAL DATA  (UNAUDITED)

                                                                                      2001
                                                    --------------------------------------------------------------------------
                                                                      FOURTH          THIRD         SECOND         FIRST
                                                        TOTAL         QUARTER        QUARTER        QUARTER       QUARTER
                                                    --------------------------------------------------------------------------
                                                                      (In thousands, except per share data)
  Revenues                                          $   741,749    $   246,895       $ 147,026     $ 171,327    $  176,501
  Income from continuing operations                       5,721         12,648          (5,396)       (1,747)          216
  Discontinued operations                               (19,229)       (17,707)            926           302        (2,750)
  Net (loss) income                                     (13,508)        (5,059)         (4,470)       (1,445)       (2,534)

  PER SHARE AMOUNTS:
  Earnings per share - basic
     Income from continuing operations              $      0.21    $      0.55       $   (0.25)    $   (0.09)   $     0.00
     Discontinued operations                              (0.87)         (0.79)           0.04          0.01         (0.13)
     Net (loss) income                                    (0.66)         (0.24)          (0.21)        (0.08)        (0.13)

  Earnings per share - assuming dilution
     Income from continuing operations                     0.20           0.50           (0.25)        (0.09)         0.00

     Discontinued operations                              (0.82)         (0.70)           0.04          0.01         (0.13)
     Net (loss) income                                    (0.62)         (0.20)          (0.21)        (0.08)        (0.13)


Fourth quarter earnings included a gain of approximately $10.4 million from the sale of a real estate property in which the Company held a 17.5% profits interest. In addition, the fourth quarter included impairment write-downs of $4.6 million in remaining Internet investments and income of $3.2 million in connection with the liquidation of EdificeRex.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


20. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                      2000
                                                   ----------------------------------------------------------------------------
                                                                      Fourth           Third        Second           First
                                                       Total          Quarter         Quarter       Quarter         Quarter
                                                   ----------------------------------------------------------------------------
                                                                      (In thousands, except per share data)
Revenues                                            $   781,211    $   251,995      $  175,414    $  200,310      $  153,492
Income from continuing operations                        21,229          3,436          22,167        (1,419)         (2,955)
Discontinued operations                                     558             85           1,623           608          (1,758)
(Loss) income before cumulative effect of a
  change in accounting principle                         21,787          3,521          23,790          (811)         (4,713)
Cumulative effect of a change in accounting
  principle, net of applicable taxes                    (30,420)             -               -             -         (30,420)
Net (loss) income                                        (8,633)         3,521          23,790          (811)        (35,133)

PER SHARE AMOUNTS:
Earnings per share - basic
  Income from continuing operations                 $      0.96    $      0.15      $     1.03    $    (0.08)     $    (0.14)
  Discontinued operations                                  0.03           0.00            0.07          0.03           (0.09)
  Loss (income) before cumulative effect of a
    change in accounting principle                         0.99           0.15            1.10         (0.05)          (0.23)
  Cumulative effect of a change in accounting
principle, net of applicable taxes                        (1.44)             -               -             -           (1.46)
  Net (loss) income                                       (0.45)          0.15            1.10         (0.05)          (1.69)
Earnings per share - assuming dilution

  Income from continuing operations                        0.87           0.14            0.91         (0.08)          (0.14)
  Discontinued operations                                  0.02           0.00            0.07          0.03           (0.09)
  Loss (income) before cumulative effect of a
    change in accounting principle                         0.89           0.14            0.98         (0.05)          (0.23)
Cumulative effect of a change in accounting
    principle, net of applicable taxes                    (1.24)             -               -             -           (1.46)
  Net (loss) income                                       (0.35)          0.14            0.98         (0.05)          (1.69)


Quarterly results for 2000 are restated to segregate Realty One as a discontinued operation. First quarter results are reduced by the $30.4 million cumulative effect of the accounting change for prior years. The third quarter results of 2000 include income of $19.1 million from life insurance proceeds and a $2.3 million impairment write-down on the Company's equity investment in an Internet-based business. Fourth quarter results of 2000 include further impairment write downs of $16.1 million in the Company's third party and internally developed Internet-based business investments.