Form 10-Q
period 2002-03-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2002-05-14
CIK 1067462

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                             ----------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

At May 1, 2002, the Registrant had 23,012,347 shares of common stock outstanding.

--------------------------------------------------------------------------------

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                 --------------

                                      INDEX

                                 --------------

                                                                            Page
                                                                            ----
PART I-- FINANCIAL INFORMATION

      Item 1.  Financial Statements                                           2

           Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2002 and 2001 ..................  2-3

           Condensed Consolidated Balance Sheets
               at March 31, 2002 and December 31, 2001.....................   4

           Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March 31, 2002 and 2001..........   5

           Notes to Condensed Consolidated Financial Statements............   6

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............  22

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk......  34

PART II-- OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................  35

      Item 6.  Exhibits and Reports on Form 8-K............................  35

SIGNATURES.................................................................  36

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                                      --------
                                                                              2002                2001
                                                                              ----                ----
REVENUES
    Real estate services                                                  $   147,994          $   175,097
    Property operations                                                         2,374                1,404
                                                                       -------------------   -----------------
                                                                              150,368              176,501
                                                                       -------------------   -----------------
COSTS AND EXPENSES
    Real estate services                                                      139,613              156,629
    Property operations                                                         1,365                  365
    Administrative                                                              2,782                3,400
    Depreciation                                                                4,293                3,479
    Property depreciation                                                         491                  348
    Amortization of intangibles                                                 1,721                6,259
                                                                       -------------------   -----------------
                                                                              150,265              170,480
                                                                       -------------------   -----------------

     Operating income                                                             103                6,021

OTHER INCOME AND EXPENSES:

    Losses from Internet investments                                               --               (4,452)
    Interest income                                                             1,063                1,851
    Interest expense                                                           (2,202)              (2,880)
    Property interest                                                            (561)                (823)
    Foreign currency transaction gains                                             16                   57
    Equity earnings in real estate ventures                                       912                  424
                                                                       -------------------   -----------------

(Loss) income from continuing operations before income taxes                     (669)                 198

    Income tax benefit                                                           (261)                 (18)
                                                                       -------------------   -----------------

(Loss) income from continuing operations                                         (408)                 216

Discontinued operations:
    (Loss) from discontinued operation, net of applicable taxes                    --               (2,750)
    Adjustment to loss on disposal, net of applicable taxes                       265                   --
                                                                       -------------------   -----------------

Net loss                                                                         (143)              (2,534)

Preferred stock dividends                                                        (250)                (250)
                                                                       -------------------   -----------------

Net loss available to common shareholders                              $         (393)         $    (2,784)
                                                                       ===================   =================

                         INSIGNIA FINANCIAL GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                          --------
                                                                                   2002               2001
                                                                                   ----               ----
PER SHARE AMOUNTS:
  Earnings per common share - basic and diluted:
     (Loss) income from continuing operations                                   $   (0.03)        $         --
     Income (loss) from discontinued operations                                      0.01             (0.13)
                                                                              ---------------    --------------
     Net loss                                                                   $   (0.02)        $   (0.13)
                                                                              ===============    ==============

  Weighted average common shares:
     - Basic and diluted                                                            22,902            21,687
                                                                              ===============    ==============

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      MARCH 31,           DECEMBER 31,
                                                                                         2002                 2001
                                                                                         ----                 ----
                                                                                     (Unaudited)             (Note)
ASSETS
  Cash and cash equivalents                                                          $    66,636           $   131,860
   Receivables                                                                           144,647               176,120
   Restricted cash                                                                        23,886                21,617
   Property and equipment, net                                                            58,856                62,198
   Real estate investments                                                               105,123                95,710
   Goodwill, less accumulated amortization of $57,992 at December 31, 2001               291,981               288,353
   Acquired intangible assets, less accumulated amortization of $59,038 and
      $57,145 at March 31, 2002 and December 31, 2001, respectively                       20,345                21,462
  Deferred taxes                                                                          44,661                43,132
  Other assets                                                                            21,310                20,069
  Assets of discontinued operation                                                            --                57,822
                                                                                   -----------------     ----------------
Total assets                                                                         $   777,445           $   918,343
                                                                                   =================     ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                                   $    10,702          $     12,876
  Commissions payable                                                                     50,128                86,387
  Accrued incentives                                                                      14,098                63,911
  Accrued and sundry liabilities                                                          98,744               100,863
  Deferred taxes                                                                          13,690                12,636
  Notes payable                                                                          137,573               169,972
  Real estate mortgage notes payable                                                      53,732                37,269
  Liabilities of discontinued operation                                                       --                34,572
                                                                                   -----------------     ----------------
Total liabilities                                                                        378,667               518,486

Stockholders' Equity:
   Common stock, par value $.01 per share - authorized 80,000,000 shares,
   22,925,549 (2002) and 22,852,034 (2001) issued and outstanding shares,
     net of 1,502,600 (2002 and 2001) shares held in treasury                                230                   229
   Preferred stock, par value $.01 per share - authorized 20,000,000 shares,
     250,000 (2002 and 2001) issued and outstanding shares                                     3                     3
   Additional paid-in capital                                                            422,409               422,309
   Notes receivable for common stock                                                      (1,298)               (1,882)
   Accumulated deficit                                                                   (12,305)              (11,912)
   Accumulated other comprehensive loss                                                  (10,261)               (8,890)
                                                                                   -----------------     ----------------
Total stockholders' equity                                                               398,778               399,857
                                                                                   -----------------     ----------------
Total liabilities and stockholders' equity                                           $   777,445           $   918,343
                                                                                   =================     ================

NOTE: The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements.

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                           ---------
                                                                                     2002             2001
                                                                                     ----             ----
OPERATING ACTIVITIES
(Loss) income from continuing operations                                           $   (408)        $     216

Adjustments to reconcile (loss) income from continuing operations to net cash used in operating activities:
     Depreciation and amortization                                                    6,505            10,085
     Equity earnings in real estate ventures                                           (912)             (424)
     Foreign currency transaction gains                                                 (16)              (57)
     Losses from Internet investments                                                    --             4,452
     Changes in operating assets and liabilities:
       Accounts receivable                                                           31,695            19,028
       Other assets                                                                  (2,339)           (8,014)
       Accrued incentives                                                           (49,813)          (62,659)
       Accounts payable and accrued expenses                                        (12,418)            1,152
       Commissions payable                                                          (36,259)          (20,786)
                                                                                  ------------     -------------
Net cash used in operating activities                                               (63,965)          (57,007)
                                                                                  ------------     -------------

INVESTING ACTIVITIES
     Payments made for acquisition of businesses                                         --            (2,307)
     Proceeds from sale of real estate                                               24,287            40,240
     Proceeds from sale of discontinued operation                                    23,250                --
     Investment in real estate                                                           --            (4,574)
     Distributions from real estate investments                                       4,139             1,317
     Additions to property and equipment, net                                          (951)           (2,287)
     Increase in restricted cash                                                       (328)          (21,766)
                                                                                  ------------     -------------
Net cash provided by investing activities                                            50,397            10,623
                                                                                  ------------     -------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                             152               290
     Proceeds from exercise of stock options                                            281               910
     Preferred stock dividends                                                         (250)             (500)
     Payments on notes payable                                                      (32,000)             (387)
     Payments on real estate mortgage notes payable                                 (21,424)          (33,143)
     Proceeds from real estate mortgage notes payable                                    --               513
                                                                                  ------------     -------------
Net cash used in financing activities                                               (53,241)          (32,317)
                                                                                  ------------     -------------

Net cash provided by (used in) discontinued operation                                 1,715              (732)
Effect of exchange rate changes in cash                                                (130)           (1,541)
                                                                                  ------------     -------------

Net decrease in cash and cash equivalents                                           (65,224)          (80,974)
Cash and cash equivalents at beginning of period                                    131,860           124,527
                                                                                  ------------     -------------
Cash and cash equivalents at end of period                                         $ 66,636         $  43,553
                                                                                  ============     =============

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Business

ORGANIZATION

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is an international real estate services company with market leading operations in the United States, the United Kingdom and France, as well as other operations in continental Europe, Asia and Latin America. Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 984-8033.

     Insignia's real estate service businesses specialize in commercial leasing, sales brokerage, corporate real estate consulting, property management, property development and re-development, apartment brokerage and leasing, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. Insignia's primary real estate service businesses include the following: Insignia/ESG (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Insignia Bourdais (French commercial real estate services; acquired in December
2001), Insignia Douglas Elliman (apartment brokerage and leasing) and Insignia Residential Group (condominium and cooperative apartment management).

     Insignia also offers commercial real estate services in other key markets throughout continental Europe, Asia and Latin America in the following locations: Madrid, Spain; Frankfurt, Germany; Milan, Italy; Brussels, Belgium; Dublin, Ireland; Belfast, Northern Ireland; Amsterdam, the Netherlands; Tokyo, Japan; Hong Kong, Beijing and Shanghai, China; Bangkok, Thailand; Mumbai, Hyderabad, Bangalore, Chennai and Delhi, India; Manila, Philippines; and Mexico City, Mexico.

     Insignia was recently ranked as the number one "Most Powerful Brokerage Firms" for 2001, as published in the April 16, 2002 issue of Commercial Property News. On a worldwide basis, the Company completed commercial transactions valued at over $45 billion (excluding transactions of affiliate companies), substantially more than any other firm that reported 2001 results.

      Insignia's acquisition of Insignia Bourdais (formerly Groupe Bourdais) in France in December 2001 added a third key link to the Company's market-leading New York/London axis, which anchors the Company's network of strategic business centers around the globe. With the addition of Insignia Bourdais, Insignia now enjoys a position of prominence in the three world financial capitals of New York-London-Paris. These cities represent key centers for international investing and global corporate headquarters. Insignia also enjoys a unique position in New York, where it is one of the preeminent service providers of real estate services in New York City through Insignia/ESG in commercial real estate services and Insignia Douglas Elliman and Insignia Residential Group in residential real estate services.

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

REAL ESTATE SERVICES

Commercial Real Estate Services

     The Company's commercial real estate services are performed through Insignia/ESG in the United States, Insignia Richard Ellis in the United Kingdom, Insignia Bourdais in France and other Insignia subsidiaries in continental Europe, Asia and Latin America. The Company's commercial services operations generated aggregate service revenues of $120.7 million in the first quarter of 2002, representing 82% of the Company's total service revenues for the period.

     United States

     All commercial real estate services in the U.S. are rendered under the Insignia/ESG brand. Through Insignia/ESG, the Company is among the leading providers of commercial real estate services in the U.S. with a leadership position in the New York metropolitan marketplace and a significant presence in other major markets, including Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and Miami. Insignia's U.S. commercial real estate services operation represents the Company's largest business unit, generating service revenues of $86.5 million for the first quarter of 2002. This performance represented 58% of the Company's total service revenues for the period.

     During 2001, Insignia/ESG sustained its market-leading position in New York City with responsibility for 22 of Manhattan's 50 largest office-leasing transactions, including the top two, according to a list published in the February 2002 issue of Crain's New York Business. This represented the fifth consecutive year that Insignia/ESG held the number one position in this survey.

     The Company provides a broad spectrum of commercial real estate services throughout the U.S. to corporations and other major space users, property owners and investors. These services include tenant representation, property leasing and management, property acquisition and disposition services, investment sales, mortgage financing, equity co-investment, development, redevelopment and corporate real estate consulting services. The Company serves tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. During 2001, the Company completed U.S. sales and leasing transactions valued at approximately $33 billion, including more than $4.3 billion of commercial property sales and financing transactions. Insignia/ESG's major corporate clients include JP Morgan Chase, Lehman Brothers, The New York Times Company, Marsh & McLennan, Empire Blue Cross Blue Shield, Deutsche Bank, Metropolitan Life Insurance, and Credit Suisse First Boston. The Company provides services for approximately 280 million square feet of commercial real estate in the U.S., including office, industrial, retail and mixed-use properties. The Company's clients include The Irvine Company, Metropolitan Life Insurance Co., Teachers Insurance and Annuity Association, JP Morgan Chase, and UBS Brinson.

     The Company prides itself on the consistent, high-quality delivery of its services across geographic markets, property types and disciplines. The Company has 56 U.S. offices, including markets in which it has affiliate relationships with local service providers. Affiliate relationships are established in secondary markets where Insignia wants to offer services for its multi-market clients without owning the local operations. The Company currently has affiliations in the Richmond, Baltimore, Pittsburgh and Seattle markets. In addition, specialized divisions within the U.S. commercial services business include Capital Advisors (investment sales and financing activities), Hotel Partners (hotel/hospitality brokerage services), Multi Housing Properties (sales and financing of multifamily properties) and the Development Group (fee-based development and redevelopment services).

     Europe

     The Company's European businesses consist of commercial real estate operations in the United Kingdom, France, Germany, Italy, Belgium, Spain, Ireland and the Netherlands. For the 2002 first quarter, European operations collectively produced service revenues of $33.1 million and accounted for 22% of Insignia's total service revenues for the period.

     The Company's European operations were enhanced materially with the December 2001 acquisition of Paris based Groupe Bourdais, one of France's premier real estate service companies, which now operates under the Insignia Bourdais name. Insignia Bourdais has five offices in the greater Paris region. The Company also maintains offices in the Aix-en-Provence, Lyon and Marseille markets and has affiliate relationships in 20 additional markets throughout France. Based on a 2001 survey published by L'Immobiliere d'enterprise Magazine, Insignia Bourdais commands approximately a 20% market share of leasing and investment activity in France, representing a number two ranking behind only Vendome Rome Auguste Thouard. Insignia Bourdais's major clients include AOL Time Warner, Siemens, GE Capital, France Telecom, Unibail, Renault and Groupe AMA.

     The Company's U.K. subsidiary, Insignia Richard Ellis, is among the three largest commercial real estate service providers in the United Kingdom. For 2001, Insignia Richard Ellis retained the number one position for the second year in the highly competitive central London market for leasing and acquisition services, according to a survey published in the March 9, 2002 issue of Estates Gazette. Through Insignia Richard Ellis, the Company provides extensive coverage of the entire United Kingdom market through full-service offices in London, Glasgow, Birmingham, Leeds, Manchester, Liverpool and Jersey, and holds a minority equity interest in an Irish real estate services company with offices in the Republic of Ireland and Northern Ireland. The Company's U.K. operation provides broad-ranging real estate services, including agency leasing, tenant representation, investment sales and financing, consulting, project management, appraisal, zoning and other general property services. The major income components are agency leasing, tenant representation, investment sales and financing and valuation consulting.

     The Company's unique competitive position in the U.K., France and the U.S. is central to its global strategy. Almost half of the Fortune global 500 companies are headquartered in these three countries, and the U.K. and France account for more than 40% of all direct foreign investment capital flowing into the U.S.

     Asia and Latin America

     The Company commenced operations in Asia in late 2000 with the establishment of an office in Tokyo, Japan and the subsequent acquisition of Brooke International, a Hong Kong based commercial real estate services company. Insignia augmented its Asian reach in April 2001 with the acquisition of Brooke International's affiliated operations in India. The Brooke businesses now operate under the Insignia Brooke name and collectively employ approximately 190 real estate professionals and support personnel in eleven offices in Hong Kong, China, Thailand, the Philippines and India.

     The Company extended its service capability into Latin America with the March 2001 acquisition of Grupo Immobilization Inova ("Inova"). Inova, headquartered in Mexico City and founded in 1992, is a commercial real estate service company that provides acquisition advisory and due diligence services, project coordination and supervision, real estate valuations, tenant representation, asset management and strategic advisory services. Inova now operates as Insignia/ESG de Mexico and conducts business throughout the major markets in Mexico and leading business centers of South America, including Buenos Aires, Rio de Janeiro and Sao Paulo.

     Insignia Brooke along with the Japan operation and Insignia/ESG de Mexico represent the Company's strategic platforms of choice from which to serve existing clients in Asia and Latin America. These operations are expected to create increasing international cross-selling opportunities with the U.S., the U.K. and other European operations as they mature and begin to benefit from their access to the Company's global network of clients.

Residential Real Estate Services

     The Company's residential real estate services are focused on the New York City marketplace through the operations of Insignia Douglas Elliman and Insignia Residential Group. Through these businesses, the Company provides apartment brokerage and leasing and condominium and cooperative apartment management. The Company's residential services operations generated aggregate service revenues of $27.3 million in the first quarter of 2002, or approximately 18% of the Company's total service revenues.

     New York City Apartment Sales and Rentals

Insignia Douglas Elliman, founded in 1911 and acquired by Insignia in June 1999, provides sales and rental services in the New York City residential cooperative, condominium and rental apartment market. In addition to New York City, Insignia Douglas Elliman also operates in upscale suburban markets in Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Through Insignia Douglas Elliman, the Company commands the number two position in this market, according to the March 11, 2002 issue of Crain's New York Business, with gross sales volume of approximately $2.4 billion in 2001. This ranking represented a fall from the number one position in 2000, which resulted from the combination of three competitors - the former Brown Harris Stevens, Halstead/Feathered Nest and Halstead Property Co. - under the ownership of Terra Holdings. Insignia Douglas Elliman's other competitors in New York City include The Corcoran Group, Inc. and Sotheby's International Realty. Insignia Douglas Elliman generated service revenues of approximately $20.6 million, or 14% of the Company's total service revenues for the first quarter of 2002.

     New York City Apartment Management

     Insignia Residential Group is the largest manager of cooperative, condominium and rental apartments in the New York metropolitan area, according to a survey in the February 2002 issue of The Cooperator. Insignia Residential Group's primary competitors include several large companies, notably Charles Greenthal, Inc. and Brown Harris Stevens, as well as, numerous small entities that aggressively compete for management business based on price. Insignia Residential Group provides full service third-party fee management for more than 300 properties, comprising in excess of 60,000 residential units. Among the notable properties currently managed by Insignia Residential Group in the New York metropolitan area are Stuyvesant Town/Peter Cooper Village, Worldwide Plaza, and Horizon House. Stuyvesant Town/Peter Cooper Village is an 11,000-unit residential community owned by Metropolitan Life that represents one of the single largest property services assignments in New York City.

     Manhattan is the largest market for Insignia Residential Group, although it also maintains a presence in three other boroughs of New York City as well as Long Island, Westchester County and Northern New Jersey. In addition to property management, Insignia Residential Group also offers mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions. Insignia Residential Group generated total service revenues of $6.6 million in the first quarter of 2002.

REAL ESTATE PRINCIPAL INVESTMENT ACTIVITIES

     Insignia, through Insignia Financial Services, invests in real estate assets and real estate debt. The Company's investment strategy generally involves identifying investment opportunities and investing as a minority owner or, in limited instances, by itself in the purchase of qualifying assets. The Company's investments include operating properties, property acquired for development and managed private investment funds that invest primarily in secured real estate debt instruments. Insignia's co-investment partners include the following notable business entities: Citigroup, GE Investments, ING Barings, Blackacre Capital Management, Lennar, Praedium, Lone Star Opportunity Fund, Prudential and Whitehall Street Real Estate.

     In addition to venture related investment returns, Insignia generates revenues from fee-based services provided to the minority owned real estate investment entities. Such revenues generally include property management fees, asset management fees, development management fees, leasing commissions, acquisition fees, sales commissions or financing fees. The Company's real estate investments are more fully discussed in Note 6.

2.   Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3.   Reclassifications

     Certain amounts for the prior year have been reclassified to conform to the 2002 presentation. These reclassifications have no effect on net income.

4.   Discontinued Operations

     In late December 2001, Insignia entered into a contract to sell its Realty One single-family home brokerage business and affiliated companies to Real Living, Inc., effective as of December 31, 2001. Real Living, Inc. is a privately held company formed by HER Realtors of Columbus, Ohio and Huff Realty of Cincinnati, Ohio. The sale formally closed on January 31, 2002. Proceeds from the sale potentially total $33 million, including approximately $29 million in cash at closing (before extinguishment of $5.5 million of Realty One debt) and additional payments aggregating as much as $4 million. These additional payments include the following: (i) a $1 million reimbursement, collected in February 2002, for Realty One operating losses in January 2002; (ii) a potential earn-out of as much as $2 million payable over the next two years (depending on the performance of the Realty One business); and (iii) a $1 million operating lease payable over four years for the use of proprietary software developed by Insignia for an Internet-based residential brokerage model. Insignia discontinued Realty One's operations for financial reporting purposes and recognized a loss in connection with the sale of Realty One of $17.6 million (net of applicable taxes of $4 million) for the year ended December 31, 2001. During the first quarter of 2002, the Company reported net income of $265,000 (net of applicable tax of $1.8 million) in discontinued operations.

5.   Goodwill and Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 replaces APB 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets. Under SFAS 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, at a minimum, or whenever events or circumstances occur indicating goodwill might be impaired. Other acquired intangible assets continue to be amortized over their estimated useful lives.

     The Company adopted SFAS No. 141 for all business combinations completed after June 30, 2001 and fully implemented SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The Company has identified its reporting units and has determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those units as of January 1, 2002 for purposes of performing a required transitional goodwill impairment assessment within six months of adoption.

     At December 31, 2001, the Company estimated goodwill impairment of between $20 million and $50 million based on current industry multiples and the carrying values of tangible and intangible assets of its reporting units. Since that time, the Company has obtained third-party appraisals that indicate the values of the Insignia Douglas Elliman and Asian reporting units to be an aggregate $25 million less than their carrying values. SFAS No. 142 requires a second-phase evaluation of intangibles of all affected reporting units and that evaluation is expected to derive an overall impairment charge greater than indicated based on asset carrying values. This second step requires that all assets and liabilities existing as of the impairment measurement date, including intangibles that were not separately valued and recorded at acquisition, be valued currently for purposes of determining the amount of impairment. Insignia expects the total pre-tax impairment charge, which should be finalized during May 2002, to approximate $30 million. Insignia will report the measured impairment as a cumulative change in accounting principle as of January 1, 2002 in its June 30, 2002 Form 10-Q.

     Amortization of goodwill was approximately $4.1 million for the first quarter of 2001. Elimination of this amortization would have improved income by approximately $2.9 million (net of applicable taxes) and earnings per share (basic and diluted) by approximately $0.12 for the first quarter of 2001. The following table provides pro forma information to reflect the effect of adoption of SFAS No. 142 on earnings for the periods indicated.

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31
                                                                                          --------
                                                                                   2002               2001
                                                                                   ----               ----
                                                                           (In thousands, except per share data)
      Reported (Loss) income from continuing operations                           $  (408)          $     216
      Less: Preferred stock dividend                                                 (250)               (250)
                                                                             -----------------    --------------
      Loss from continuing operations available to common
          shareholders                                                               (658)                (34)
      Add:
        Goodwill amortization, net of tax benefit of $1,285                            --               2,865
                                                                             -----------------    --------------
      Adjusted  (loss) income from continuing operations available to
          common shareholders                                                     $  (658)          $   2,831
                                                                             =================    ==============

      Earnings per common share - basic:


         Reported (Loss) income from continuing operations                        $ (0.03)          $      --
         Add:
           Goodwill amortization, net of tax benefit of $0.06 per share                --                0.13
                                                                             -----------------    --------------
         Adjusted (loss) income from continuing operations                        $ (0.03)          $    0.13
                                                                             =================    ==============

      Earnings per common share - diluted:

         Reported (Loss) income from continuing operations                        $ (0.03)          $      --
         Add:
           Goodwill amortization, net of tax benefit of $0.06 per share                --                0.12
                                                                             -----------------    --------------
         Adjusted (loss) income from continuing operations                        $ (0.03)          $    0.12
                                                                             =================    ==============


      The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from December 31, 2001 to March 31, 2002, including the effect of changes in the preliminary allocation of purchase price for the Groupe Bourdais acquisition. The Company recorded a $5.3 million increase in goodwill in the first quarter of 2002 related to additional purchase consideration payable on performance of Insignia Bourdais for its fiscal year ended March 31, 2002. This additional purchase consideration is payable in May 2002, 23% in Insignia common stock with the remainder payable in cash.

   GOODWILL                                       COMMERCIAL         RESIDENTIAL            TOTAL
   --------                                    ----------------------------------------------------------
                                                                    (In thousands)
   BALANCE AS OF DECEMBER 31, 2001               $   228,967        $     59,386          $  288,353

   Additional purchase price - Groupe
      Bourdais                                         5,374                 --                5,374
   Reclassification from other intangibles               375                 --                  375
   Goodwill related to sale of
      business unit                                       --               (447)                (447)
   Foreign currency translation adjustment            (1,674)                --               (1,674)
                                               ----------------------------------------------------------
   BALANCE AS OF MARCH 31, 2002                  $   233,042        $     58,939          $  291,981
                                               ==========================================================


     The following tables present certain information on the Company's acquired intangible assets as of March 31, 2002 and December 31, 2001, respectively.

                                         WEIGHTED
                                          AVERAGE           GROSS
                                       AMORTIZATION       CARRYING        ACCUMULATED
ACQUIRED INTANGIBLE ASSETS                PERIOD           AMOUNT         AMORTIZATION       BALANCE
                                      -------------------------------------------------------------------
                                                                        (In thousands)
AS OF MARCH 31, 2002

     Property management contracts       15 years          $ 70,473         $ 55,014         $ 15,459
     Favorable premises leases           10 years             4,453            1,271            3,182
     Other                                5 years             4,457            2,753            1,704
                                                       --------------------------------------------------
     Total                                                 $ 79,383         $ 59,038         $ 20,345
                                                       ==================================================
AS OF DECEMBER 31, 2001

     Property management contracts       15 years          $ 70,926         $ 54,049         $ 16,877
     Favorable premises leases           10 years             4,453            1,099            3,354
     Other                                5 years             3,228            1,997            1,231
                                                       --------------------------------------------------
     Total                                                 $ 78,607         $ 57,145         $ 21,462
                                                       ==================================================

     All intangible assets are being amortized over their estimated useful lives with no residual value. Intangibles included in "Other" consist of customer backlog, non-compete agreements, franchise agreements and trade names. The aggregate acquired intangible amortization expense for the three months ended March 31, 2002 and 2001 totaled $1.7 million and $2.1 million, respectively. Amortization of favorable premises leases, totaling approximately $175,000 and $100,000 for the three month periods ending March 31, 2002 and 2001, respectively, is included in rental expense (included in real estate services expenses) in the Company's statements of operations.

     The estimated acquired intangible amortization expense, including amounts reflected in rental expense, for the fiscal year ending December 31, 2002 and for the subsequent four fiscal years ending December 31, 2006 approximates $5.5 million, $2.8 million, $1.9 million, $1.3 million and $1.3 million, respectively.

6.   Real Estate Investments

     The Company engages in real estate investment generally through: (i) investment in operating properties through co-investments with various clients or, in limited instances, by itself; (ii) investment in and development of commercial real estate through co-investments with various clients; and (iii) minority ownership in and management of private investment funds, whose investments primarily consist of secured real estate debt securities. As of March 31, 2002, the Company's real estate investments were $105.1 million, including $54.4 million attributed to the three consolidated properties.

     Insignia provides incentives to certain employees through the participation, either through equity grants (at the time investments are made) or through granting of rights to proceeds, in its real estate investments. With respect to real estate investments, such grants generally consist of an aggregate grant of 50% to 60% of proceeds after Insignia has recovered its investment plus a 10% per annum return thereon. Gains on sale of real estate are recorded after payments pursuant to these grants. The Company's principal investment programs are more fully described below.

Co-investment

     The Company co-invests in the purchase of operating real estate assets including office, retail, industrial, apartment and hotel properties. As of March 31, 2002, Insignia held investments totaling $26.3 million in 36 minority owned property assets. These properties own over 9.5 million square feet of commercial property, 1,372 multi-family apartment units and 875 hotel rooms. The gross aggregate asset carrying value of these properties totals in excess of $1 billion. The Company's minority ownership interests in co-investment property range from 1% to 30%.

     Insignia also consolidates three properties, two of which are wholly owned retail properties and a third that represents an apartment complex in which the Company exercises control over the property partnership through ownership of its general partner. At March 31, 2002, the real estate carrying amounts of these three properties totaled $54.4 million and real estate mortgage notes encumbering the properties totaled $53.7 million. Insignia's equity investment in the three properties totaled only $3.7 million at March 31, 2002. The real estate mortgages are non-recourse to Insignia and the Company has no further obligations to the properties or their creditors.

     With respect to the apartment complex, Insignia has held an interest in the general partner of the property partnership since 1999. However, recent transactions have been concluded that give Insignia sole ownership and authority over the general partner. The partnership grants the general partner virtual authority over the partnership, including sale or refinancing of its sole asset without limited partner approval. As a result, while Insignia holds actual ownership of only 1% in the partnership (plus an additional profits interest after specified limited partner returns), it is being consolidated in the Company's financial statements because generally accepted accounting principles determine consolidation on the basis of control rather than ownership of equity. This property had total real estate carrying value of $36.9 million and related debt of $37.8 million and is included in Insignia's consolidated balance sheet and statement of operations at March 31, 2002.

     During the first quarter of 2002, Insignia sold Shinsen Place, an office building in Tokyo, Japan purchased in late 2001 and held for resale to a client for a fee. The sale of Shinsen Place, which was consolidated by the Company at December 31, 2001, reduced the Company's real estate investments and corresponding real estate mortgage notes by $24.3 million and $21.4 million, respectively.

Development

     Insignia has an ownership interest in, and directs the development of, four office developments. The Company also owns a parcel of land, located adjacent to one of the developments, that is held for future development. The four development properties have investment partners, with Insignia's ownership in each ranging from 25% to 33%. The Company's total investment at March 31, 2002 in development assets was $13.1 million. Insignia has not initiated any new development activities since mid-2000. The Company's obligations with respect to development assets, beyond its investment, is limited to $8.9 million in partial guarantees of construction financing.

Private Investment Funds

     At March 31, 2002, Insignia held investments totaling $11.3 million in two managed investment funds, Insignia Opportunity Trust ("IOT") and Insignia Opportunity Partners II ("IOP II"), and had commitments to invest an additional $4 million in IOP II. The gross carrying value of assets owned and managed by these two funds total approximately $120 million.

     IOT is an Insignia-sponsored private real estate investment fund formed in late 1999 that invests primarily in secured real estate debt securities and, to a lesser extent, in other real estate debt and equity securities, with a focus on below investment grade commercial mortgage-backed securities. These investments are made through a subsidiary operating partnership, Insignia Opportunity Partners ("IOP"). IOT and IOP's aggregate capital commitments of $72 million have been called and invested and this fund has now commenced its liquidation phase. Insignia has an aggregate ownership interest of approximately 13%, or $10 million, in IOT and IOP. Insignia realized earnings from IOT and IOP of approximately $322,000 and $455,000 for the first quarters of 2002 and 2001, respectively.

     IOP II launched in September 2001 with the closing a capital-raising phase, obtaining $50 million in aggregate capital commitments from Insignia and other investors. IOP II intends to invest primarily in secured real estate debt securities, similar to the investment initiatives of IOT. Insignia holds 10% ownership in IOP II and serves as its day-to-day advisor. IOP II called $10.5 million of the total capital commitment and commenced investment activities in December 2001. As of March 31, 2002, no material earnings had been generated by this fund.

     As sponsor and manager of IOT and IOP II, Insignia is entitled to a 30% promotional participation in cash distributions after investors, including Insignia, achieve return of capital and a 10% cumulative return. Insignia granted equity interests in the advisor or rights to distributions received by the advisor to certain employees constituting approximately 60% of such promotional distributions.

7.       Acquisitions

Groupe Bourdais

     In late December 2001, Insignia completed the acquisition of Groupe Bourdais, one of France's premier commercial real estate services companies. Groupe Bourdais now operates under the Insignia Bourdais name. Founded in 1954, Paris-based Insignia Bourdais has a total staff of 350 and operates eight offices, including five in the Ile de France region (Greater Paris) and regional offices in Lyon, Aix-en-Provence and Marseille. Insignia Bourdais also has strategic affiliations and franchise agreements with local companies in 20 markets throughout France.

     The Insignia Bourdais purchase price consists of total potential consideration of approximately $49 million, including an initial payment of approximately $21.4 million in cash and stock (402,645 common shares) and additional payments totaling up to approximately $28 million over the three years ending December 31, 2004, depending on the performance of the Bourdais operation. Based on actual EBITDA of Insignia Bourdais for the four quarters ending March 31, 2002, additional purchase consideration of $5.3 million became payable and is included in accrued and sundry liabilities at March 31, 2002. The acquisition consisted substantially of specifically identified intangible assets and goodwill and has been allocated based upon estimates of value for such acquired intangibles. The Company's evaluation of acquired intangibles, consisting of property management contracts, a favorable premises lease, non-compete agreements, customer backlog and franchise agreements, is to be finalized during the second quarter of 2002. The results of Insignia Bourdais have been included in the Company's financial statements since January 1, 2002.

Other Information

    Pro forma results of operations for the three months ended March 31, 2001, assuming consummation of the Insignia Bourdais acquisition as of January 1, 2001 are as follows:

                                                        2001
                                                        ----
(In thousands, except per share data)
Revenues                                             $  187,821

Income from continuing operations                         1,007

Net loss                                                 (1,743)

Earnings per common share - basic:
  Income from continuing operations                  $     0.03
                                                     ==========
  Net loss                                           $    (0.09)
                                                     ==========

Earnings per common share - diluted:
  Income from continuing operations                  $     0.03
                                                     ==========
  Net loss                                           $    (0.08)
                                                     ==========

     Pro forma results of operations for Baker Commercial and Brooke International - India, each acquired in 2001, are not provided because the impact of these acquisitions on the Company's results of operations was not material.

8.   Earnings Per Share

     The following table sets forth the computation of the numerator and denominator used to compute, basic and diluted earnings per common share for the periods indicated. The potential dilutive shares from the conversion of preferred stock and the exercise of options, warrants and unvested restricted stock is not assumed because the inclusion of such shares would be antidilutive.

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31
                                                                                        2002          2001
                                                                                        ----          ----
                                                                                           (In thousands)
NUMERATOR:
Numerator for basic earnings per share:
(Loss) income from continuing operations available                                    $   (408)    $      216
   Preferred stock dividends                                                              (250)          (250)
                                                                                    ------------- -------------
(Loss) income from continuing operations available to common stockholders                 (658)           (34)

Effect of dilutive securities:
   Preferred stock dividends                                                                --             --
                                                                                    ------------- -------------
Numerator for diluted earnings per share - loss from continuing operations
   available to common stockholders after assumed conversions                         $   (658)    $      (34)
                                                                                    ============= =============
DENOMINATOR:
Denominator for basic earnings per share - weighted average common shares               22,902         21,687

Effect of dilutive securities:
   Stock options, warrants and unvested restricted stock                                    --             --
   Convertible preferred stock                                                              --             --
                                                                                    ------------- -------------
Denominator for diluted loss per share - weighted
  average common shares and assumed conversions                                         22,902         21,687
                                                                                    ============= =============

9.   Comprehensive Income (Loss)

     Total comprehensive loss for the quarters ended March 31, 2002 and 2001 totaled $1.5 million and $5.6 million, respectively. The following tables set forth the components of accumulated other comprehensive income (loss) for the periods indicated:

                                                        FOREIGN          UNREALIZED       ACCUMULATED OTHER
                                                        CURRENCY          GAINS ON       COMPREHENSIVE INCOME
THREE MONTHS ENDED - MARCH 31, 2002                   TRANSLATION        SECURITIES             (LOSS)
                                                    -----------------------------------------------------------
                                                                       (In thousands)
Balance - December 31, 2001                           $   (8,940)         $     50           $   (8,890)

Comprehensive loss                                        (2,343)               (7)              (2,350)
Reclassification adjustment for realized gain                 --               (82)                 (82)
Income tax benefit                                         1,022                39                1,061
                                                    -----------------------------------------------------------
                                                          (1,321)              (50)              (1,371)

                                                    -----------------------------------------------------------
Balance - March 31, 2002                              $  (10,261)         $      -           $  (10,261)
                                                    ===========================================================

THREE MONTHS ENDED - MARCH 31, 2001

Balance - December 31, 2000                           $  (6,007)          $     43           $   (5,964)

Comprehensive (loss) income                              (5,417)                18               (5,399)
Income tax benefit (provision)                            2,346                 (8)               2,338
                                                    -----------------------------------------------------------
                                                         (3,071)                10               (3,061)

                                                    -----------------------------------------------------------
Balance - March 31, 2001                              $  (9,078)          $     53           $   (9,025)
                                                    ===========================================================

10.  Industry Segment Data

     Insignia's operating activities encompass two reportable segments that include (i) commercial real estate services and principal investment activities; and (ii) residential real estate services. The Company's reportable segments are business units that offer similar products and services and are managed separately because of the distinction between such services. The accounting policies of the reportable segments are the same as those used in the preparation of the consolidated financial statements.

     The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development and re-development, consulting and other services. The commercial segment also includes the Company's principal real estate investment activities. Insignia's commercial segment in 2002 comprises the operations of Insignia/ESG in the U.S., Insignia Richard Ellis in the U.K., Insignia Bourdais in France (which commenced operations in January 2002) and other businesses in continental Europe, Asia and Latin America. The residential segment provides services including apartment brokerage and leasing, rental brokerage, property management and mortgage brokerage services and consists of the New York based operations of Insignia Douglas Elliman and Insignia Residential Group. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting. The Company's Internet-based initiatives launched in 1999 were terminated in 2001. The operating impact of Internet initiatives for the 2001 first quarter was limited solely to $4.5 million of write-downs on equity Internet investments made predominantly in 1999 and 2000.

     The following tables summarize financial information by industry segment. In addition to financial measures defined by GAAP, Insignia management monitors and evaluates its financial performance using two supplemental measures. The primary measure, Net EBITDA, is defined as income from continuing operations before depreciation, amortization, income taxes and other non-core items (Internet, etc.). This measure deducts all interest expense and includes Funds From Operations ("FFO") from real estate investments, which is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. The second measure used by management is Income from Real Estate Operations (before income taxes). This measure deducts depreciation and amortization from the Net EBITDA measure and also includes gains or losses on real estate co-investments, but excludes the Company's now concluded Internet business and investment strategy. Net EBITDA, Real estate FFO and Income from Real Estate Operations are measures that are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. This financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.

THREE MONTHS ENDED - MARCH 31, 2002                  COMMERCIAL    RESIDENTIAL      OTHER          TOTAL
                                                --------------------------------------------------------------
                                                                       (In thousands)
REVENUES:
   Real estate services                             $  120,741      $  27,253     $       -      $  147,994
   Property operations                                   2,374              -             -           2,374
                                                --------------------------------------------------------------
                                                       123,115         27,253             -         150,368
                                                --------------------------------------------------------------
COSTS AND EXPENSES:
   Real estate services                                114,340         25,273             -         139,613
   Property operations                                   1,365              -             -           1,365
   Administrative                                            -              -         2,782           2,782
   Depreciation                                          3,411            859            23           4,293
   Property depreciation                                   491              -             -             491
   Amortization of intangibles                           1,534            187             -           1,721
                                                --------------------------------------------------------------
                                                       121,141         26,319         2,805         150,265
                                                --------------------------------------------------------------

   Operating income (loss)                               1,974            934        (2,805)            103

OTHER INCOME AND EXPENSE:
   Interest income                                         541              2           520           1,063
   Interest expense                                       (166)            (5)       (2,031)         (2,202)
   Property interest                                      (561)             -             -            (561)
   Foreign currency transaction gains                       (7)             -            23              16
   Equity earnings in real estate ventures                 912              -             -             912
                                                --------------------------------------------------------------
Income (loss) from continuing operations before
   income taxes                                     $    2,693      $     931     $  (4,293)     $     (669)
                                                ==============================================================

Total assets                                        $  624,646      $  88,561     $  64,238      $  777,445
Real estate interests                                  105,123              -             -         105,123

                                                                                  INTERNET
THREE MONTHS ENDED - MARCH 31, 2001                  COMMERCIAL    RESIDENTIAL   INITIATIVES       OTHER           TOTAL
                                                -----------------------------------------------------------------------------
                                                                               (In thousands)
REVENUES:
   Real estate services                             $  145,667     $   29,430     $       -      $        -       $ 175,097
   Property operations                                   1,404              -             -               -           1,404
                                                -----------------------------------------------------------------------------
                                                       147,071         29,430             -               -         176,501
                                                -----------------------------------------------------------------------------
COSTS AND EXPENSES:
   Real estate services                                128,895         27,734             -               -         156,629
   Property operations                                     365              -             -               -             365
   Administrative                                            -              -             -           3,400           3,400
   Depreciation                                          2,839            623             -              17           3,479
   Property depreciation                                   348              -             -               -             348
   Amortization of intangibles                           5,254          1,005             -               -           6,259
                                                -----------------------------------------------------------------------------
                                                       137,701         29,362             -           3,417         170,480
                                                -----------------------------------------------------------------------------

   Operating income (loss)                               9,370             68             -          (3,417)          6,021

OTHER INCOME AND EXPENSE:
   Losses on Internet investments                            -              -        (4,452)              -          (4,452)
   Interest income                                         784              -             -           1,067           1,851
   Interest expense                                       (161)           (18)            -          (2,701)         (2,880)
   Property interest                                      (823)             -             -               -            (823)
   Foreign currency transaction gains                        -              -             -              57              57
   Equity earnings in real estate ventures                 424              -             -               -             424
                                                -----------------------------------------------------------------------------

Income (loss) from continuing operations before
   income taxes                                     $    9,594     $       50     $  (4,452)     $   (4,994)       $    198
                                                =============================================================================

Total assets                                        $  558,347     $  171,619     $   5,995      $   52,002        $787,963
Real estate interests                                   65,389              -             -               -          65,389

    Certain geographic information is as follows:

                                       THREE MONTHS ENDED
                         MARCH 31, 2002                  MARCH 31, 2001
                  ------------------------------ -------------------------------
                                   LONG-LIVED                      LONG-LIVED
                     REVENUES        ASSETS         REVENUES         ASSETS

                  --------------- -------------- --------------- ---------------
                                          (In thousands)

United States        $ 116,090      $ 235,105        $151,373        $ 244,882
United Kingdom          20,850        104,535          22,360          107,682
Other countries         13,428         28,360           2,768            5,501
                  --------------- -------------- --------------- ---------------
                     $ 150,368      $ 368,000       $ 176,501        $ 358,065
                  =============== ============== =============== ===============

     Long-lived assets are comprised of property and equipment, goodwill and acquired intangible assets.

11.  Significant Accounting Policies

Revenue Recognition

     The Company's real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales. Leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company's control are recognized upon the occurrence of such events. As certain conditions to revenue recognition for leasing commissions are outside of the Company's control, judgment must be exercised in determining when such required events to recognition have occurred.

     Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. In conjunction with the providing of management services, the Company customarily employs personnel (either directly or on behalf of the property owner) to provide services solely to the properties managed. Insignia is reimbursed, by the owners of managed properties, for all direct payroll related costs incurred in the employment of property personnel. The aggregate amount of payroll costs reimbursed approximates $40 million to $50 million annually. All such payroll reimbursements are characterized in the Company's statements of operations as a reduction of actual expenses incurred. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by the Company; (ii) Insignia is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to the Company is completed prior to or simultaneous with payment of payroll; and (iv) the Company generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred.

Principles of Consolidation

     Insignia's financial statements include the accounts of all majority owned subsidiaries and all entities over which the Company exercises voting control over operating decisions. All significant intercompany balances and transactions have been eliminated. Entities in which the Company owns less than the majority interest and has substantial influence are recorded on the equity method of accounting (net of payments to certain employees in respect of equity grants or rights to proceeds).

     In one instance, a 1% owned partnership (with additional promotional interests in profits depending on performance) is consolidated by virtue of near absolute control of the partnership. Since the limited partners' investment has been fully depreciated, the assets, liabilities and operations of the partnership are consolidated as if Insignia completely owned the asset, even though economically Insignia only holds a small minority interest.

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

12.  Seasonality

     Seasonal factors affecting the Company are disclosed in Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Nature of Operations".

13.  Related Party Transactions

Employee Loans

     In March 2002, Insignia made a loan in the amount of $1.5 million to its Chairman and Chief Executive Officer. The interest rate on the loan is the same as the interest rate applicable to funds borrowed by Insignia on its revolving credit facility, which rate was approximately 4.5% at March 31, 2002. The loan will become due on March 5, 2005. Insignia may deduct quarterly interest payments due on the loan from certain amounts payable to the Chairman under the Chairman's employment agreement. If the Chairman's employment with the Company is terminated before the maturity date of the loan as a result of, among other reasons, a significant transaction, the unpaid principal and all accrued interest thereon shall be forgiven either upon the termination event or over a two-year period thereafter.

     Pursuant to the Company's Supplemental Stock Purchase and Loan Program, Insignia has outstanding loans to certain other officers of the Company to purchase shares of Insignia's common stock. The loans require principal and interest payments in 40 equal quarterly installments ending December 31, 2009 and are in part secured by the common shares. At March 31, 2002, the outstanding principal amount of loans for common stock totaled an aggregate $1.3 million.

14.  Material Contingencies

Ordinary Course of Business Claims

     Insignia and certain subsidiaries are defendants in other lawsuits arising in the ordinary course of business. Management does not expect that the results of any such lawsuits will have a significant adverse effect on the financial condition, results of operations or cash flows of the Company. All contingencies including unasserted claims or assessments, which are probable and the amount of loss can be reasonably estimated, are accrued in accordance with SFAS No. 5, Accounting for Contingencies.

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

     In December 2001, the Company entered into a stock purchase agreement with Real Living, Inc., the purchaser, that provided for the sale of 100% of the stock of Realty One and its affiliated companies. Such affiliated companies included First Ohio Mortgage Corporation, Inc., First Ohio Escrow Corporation, Inc. and Insignia Relocation Management, Inc. As a part of sale, the Company agreed generally to indemnify the purchaser against all losses up to the purchase price (subject to certain deductible amounts), resulting from the following: (i) breaches by the Company of any representations, warranties or covenants in the stock purchase agreement; (ii) pre-disposition obligations for goods, services, taxes or indebtedness except for those assumed by Real Living, Inc.; (iii) change of control payments made to employees of Realty One; and (iv) any third party losses arising or related to the period prior to the disposition. In addition, the Company provided an indemnification for losses incurred by Wells Fargo Home Mortgage, Inc. ("Wells Fargo") and/or the purchaser in respect of (i) mortgage loan files existing on the date of closing; (ii) fraud in the conduct of its home mortgage business; and (iii) the failure to follow standard industry practices in the home mortgage business. The aggregate loss for which the Company is potentially liable to Wells Fargo is limited to $10 million and the aggregate of any claims made by the purchaser and Wells Fargo shall not exceed the purchase price. As of May 2002, the Company is not aware of any matters that would give rise to a material claim under these warranties and indemnities.

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

15.  Equity

     During the three month period ended March 31, 2002, the Company had the following changes in stockholders' equity:

     a)   Net loss of $143,000 for the three months ended March 31, 2002.

     b)   Payment of $250,000 in preferred stock dividends.

     c) Exercise of stock options to purchase 45,440 shares of Common Stock at exercise prices ranging from $4.08 to $8.67 per share.

     d) Sale of 25,250 shares of Common Stock, at an average price of approximately $8.67, under the Company's Employee Stock Purchase Program.

     e) Issuance of 57,867 shares of Common Stock for vested restricted stock awards.

     f)   Accrued compensation of $143,000 relating to restricted stock awards.

     g) Payments of $584,000 on notes receivable for common stock (including 55,042 shares of Insignia common stock valued at $542,000 which have been cancelled).

     h) Other comprehensive losses of $1,371,000 for the three months ended March 31, 2002.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The first quarter of 2002, while in most cases meeting or exceeding management's expectations, continued to be hindered by the effects of the 2001 recession and terrorist incidents. Soft market conditions most significantly affected the Company's U.S. commercial services, where leasing transaction volumes in virtually all markets were materially lower than in the 2001 first quarter due to continued delays in corporate occupancy decision making in the second half of 2001. On a positive note, the first quarter of 2002 was highlighted by the stronger than expected recovery of the Company's New York residential sales unit, Insignia Douglas Elliman, and strong contributions from the recently acquired Insignia Bourdais in France that exceeded management's expectations in its initial quarterly period. Nonetheless, the Company's financial performance in the first quarter of 2002 lagged behind the same period of 2001, as expected. In 2002, the Company reported first quarter service revenues of $148 million, Net EBITDA of $6 million and a loss from continuing operations of $408,000 ($0.03 per share). The comparable operating results in the first quarter of 2001 were service revenues of $175.1 million, Net EBITDA of $15.4 million and income from continuing operations of $216,000. The 2001 period represented the strongest first quarter for service operations in the Company's history.

     Insignia reported a net loss of $143,000 for the first quarter of 2002, compared to a net loss of $2.5 million for the same period of 2001. Earnings for 2002 benefited from the adoption of new accounting standards, which resulted in the elimination of amortization of goodwill as of January 1, 2002. The goodwill accounting change lowered amortization by $4.1 million compared to the first quarter of 2001. In addition, income from discontinued operations of $265,000 (offset by a tax charge of $1.8 million), representing contractual post-closing adjustments (including contingent payments) pursuant to the Realty One sale, enhanced net earnings for the 2002 quarter. Earnings in the 2001 first quarter were lowered by $4.5 million of losses on Internet investments, goodwill amortization of $4.1 million and a Realty One operating loss of approximately $2.75 million (net of $1.2 million in applicable taxes) included in discontinued operations.

     Despite the expected decline in performance from the record levels of 2001, the 2002 first quarter results generated cautious optimism for an improved business environment over the remainder of 2002. The Company's 2002 performance confirmed that two strategic actions taken in the prior year - the acquisition of Insignia Bourdais in France and the re-engineering of Insignia Douglas Elliman - are contributing positively to the Company's profitability and shareholder value. Both of these operations performed better than expected in the 2002 quarter and market conditions and transactional activity are gaining momentum for a strong year 2002 for each business.

     Insignia management monitors and evaluates its financial performance using three measures. Net EBITDA is defined as income from continuing operations before depreciation, amortization, income taxes and other non-core items (Internet, etc.). Net EBITDA deducts all interest expense and includes Funds From Operations ("FFO") from real estate co-investments. Real estate FFO is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. The second measure used by management is Income from Real Estate Operations (before income taxes). This measure deducts depreciation and amortization from the Net EBITDA measure and also includes gains or losses on real estate co-investments. The final measure is Income from Continuing Operations, which includes the now concluded Internet business and investment strategy. Net EBITDA, real estate FFO and Income from Real Estate Operations are supplemental measures that are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms.

     The table on the following page depicts the Company's operating results, in a format that highlights the above three measures, for the three months ended March 31, 2002 and 2001, respectively. Operating results for each period present all results related to the sold Realty One business in discontinued operations. This information has been derived from the Company's condensed consolidated statements of operations for the periods then ended.

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                        ---------
                                                               2002                  2001
                                                               ----                  ----
                                                                       (In thousands)
   REAL ESTATE SERVICES REVENUES
       Commercial - United States                           $      86,463          $  120,539
       Commercial - International                                  34,278              25,128
       Residential                                                 27,253              29,430
                                                          ------------------    -----------------
         Total real estate services revenues                      147,994             175,097

   COST AND EXPENSES
       Real estate services                                       139,613             156,629
       Administrative                                               2,782               3,400
                                                          ------------------    -----------------
   EBITDA - REAL ESTATE SERVICES (1)                                5,599              15,068
       Real estate FFO (2)                                          1,521               1,320
       Interest income                                              1,063               1,851
       Foreign currency transaction gains                              16                  57
       Interest expense                                            (2,202)             (2,880)
                                                          ------------------    -----------------
   NET EBITDA (1)                                                   5,997              15,416
       Gains on sale of real estate                                   972                  --
       Depreciation                                                (4,293)             (3,479)
       Amortization of intangibles                                 (1,721)             (6,259)
       Property depreciation                                       (1,624)             (1,028)
                                                          ------------------    -----------------
   INCOME FROM REAL ESTATE OPERATIONS BEFORE INCOME
        TAXES                                                        (669)              4,650

       Losses from Internet investments                                --              (4,452)
                                                          ------------------    -----------------
   (Loss) income from continuing operations before
         income taxes                                                (669)                198

       Income tax benefit                                             261                  18
                                                          ------------------    -----------------

   (LOSS) INCOME FROM CONTINUING OPERATIONS                          (408)                216

    Discontinued operations:
       Operating loss, net of applicable taxes                         --              (2,750)
       Adjustment to loss on disposal, net of
       applicable taxes                                               265                  --
                                                          ------------------    -----------------

  NET LOSS                                                           (143)             (2,534)

  Preferred stock dividends                                          (250)               (250)
                                                          ------------------    -----------------

  NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                 $        (393)         $   (2,784)
                                                          ==================    =================

(1) Neither EBITDA nor Net EBITDA, as disclosed above, should be construed to represent cash provided by operations determined pursuant to GAAP. These measures are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. As compared to net income, the EBITDA and Net EBITDA measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other charges. Management believes that the presentation of these supplemental measures enhance a reader's understanding of the Company's operating performance as they provide a measure of generated cash.

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

Commercial Real Estate Services

     Insignia's commercial real estate service operations include Insignia/ESG in the United States, Insignia Richard Ellis in the United Kingdom, Insignia Bourdais in France and other businesses in Germany, Italy, Belgium, the Netherlands, Asia and Latin America. Revenues from commercial services declined 17%, or $24.9 million, in the 2002 first quarter compared to 2001. U.S. commercial services were solely responsible for the overall change as services revenues fell 28%, or $34 million, to $86.5 million in 2002. European revenues rose 34% to $33.1 million, enhanced by stronger than expected contributions in France, and revenues for Asia and Latin America more than doubled in the first quarter of 2002. Total EBITDA from commercial services declined by 62%, or $10.4 million, with EBITDA from U.S. services declining $12.1 million from the 2001 first quarter. European EBITDA increased by 132% to $3.2 million, augmented by a $2 million contribution in France. Asian and Latin American operations collectively produced EBITDA losses of $852,000, relatively unchanged from 2001.

     In the U.S., where EBITDA declined 75% to $4.1 million, the 2002 first quarter was marked by decreased leasing activity following a period of corporate indecision in the second half of 2001. This 2002 period compares to a first quarter of 2001 that benefited from robust activity prior to the economic slowdown which began to affect the Company in the second quarter of 2001. The 2001 first quarter represented the Company's strongest first quarter ever for the U.S. commercial services unit and benefited materially from the investment programs under the financial services portion of the business, which contributed $4.6 million of EBITDA from the completion and sale of two properties developed by the Company. Despite lower earnings in 2002, which was anticipated, the U.S. commercial service performance exceeded management's expectations for the period, providing optimism for the remainder of 2002. Nonetheless, in the current environment the Company continues to be guarded in its optimism and, as a result, continues to manage indirect operating expenses closely. As evidence, U.S. operating expenses in the first quarter of 2002 declined more than $7 million, or 15%, from 2001 levels.

     Insignia's European operations performed better than expected during the first quarter of 2002, bolstered by year-over-year improvement in the U.K. and contributions from Insignia Bourdais in France it its initial period of ownership by Insignia. European service revenues were $33.1 million for the first quarter of 2002, representing a 34% improvement over 2001. Further, European EBITDA was $3.2 million for the first quarter of 2002, a 132% improvement over the $1.4 million of EBITDA generated in 2001. Insignia Bourdais generated services revenues of $9.9 million and EBITDA of $2.0 million, fueled by strength in the investment market and improvement in leasing activity in Paris compared to the fourth quarter of 2001. Further, French EBITDA for the 2002 first quarter was relatively consistent with the $2.1 million generated during the comparative first quarter of 2001 (which was prior to acquisition by Insignia). Insignia Richard Ellis contributed revenues and EBITDA of $20.9 million and $1.4 million, respectively, during the 2002 quarter, reflecting a 35% improvement in EBITDA over $1.0 million in 2001. While U.K. revenues declined 7% from 2001, Insignia Richard Ellis benefited from a steady pace of investment sales and prudent cost containment. While the Central London leasing market, in which Insignia Richard Ellis is the dominant service provider, continues to be affected by the market slowdown, rental levels have remained steady.

     The other European businesses performed below the levels experienced in 2001, yet exceeded expectations in the current soft economic environment. These businesses collectively produced services revenue of $2.3 million and an EBITDA loss of $293,000 during the 2002 first quarter. In comparison, these operations generated revenues and EBITDA of $2.3 million and $319,000, respectively, for the 2001 quarter, buoyed by strength in occupancy and investment markets in Germany and the Netherlands. The Company's office in Madrid, Spain, opened in mid-2001, contributed positively to earnings with EBITDA of $166,000 during the 2002 quarter. Conversely, the U.K. operations of Hotel Partners (hotel/hospitality brokerage services) suffered an EBITDA loss of $371,000 in the first quarter of 2002 due to a shortage of concluded investment transactions.

     The Company's operations in Asia and Latin America launched in 2001 incurred aggregate losses of $854,000 for the first quarter of 2002. Despite improved revenue production in 2002, earnings were consistent with the $815,000 of losses incurred in the 2001 the first quarter. The performance of these recent start-up operations has been poorer than initially anticipated due primarily to weak economic conditions. The Company expects the operations to continue to incur losses during the second quarter of 2002, but generate small profits during the second half of the year.

Residential Real Estate Services

     The Company's residential real estate services, provided through New York-based Insignia Douglas Elliman and Insignia Residential Group, produced revenues and EBITDA of $27.3 million and $2 million, respectively, during the first quarter of 2002. This performance represented a 17% improvement in EBITDA, despite a 7% decline in revenues from 2001. Residential services benefited from a stronger than expected recovery in the New York apartment market, which had been severely affected by the events of September 11th, and operating efficiencies and expense reductions resulting from the implementation in 2001 of reengineering/reorganization at both businesses.

     Insignia Douglas Elliman produced service revenues and EBITDA of $20.6 million and $1.6 million, respectively, for the 2002 first quarter. These operating results represented a decline of 10%, or $2.3 million, for revenues and an increase of 22%, or $300,000, for EBITDA, compared to 2001. Insignia Douglas Elliman experienced a 3% increase in volume of units sold to $583 million for the first quarter of 2002, up from $564 million in 2001. The number of units sold increased 7% in 2002 over the first quarter of 2001. Conversely, the average sales price declined a modest 3.6% to $822,000 from the exceptionally strong first quarter of 2001. The inverse relationship between sales volume and revenues results from decreases in commission rates in response to a more competitive market for residential sales after the terrorist events or September 11th. This decrease in commissions accounted for approximately $1.75 million of the $2.3 million revenue decline in the first quarter of 2002. The remainder of the revenue decline is attributable to a $617,000 decrease in rental commission revenues in 2002, compared to the 2001 first quarter. Rental transactions are excluded from the sales volume statistics.

     The number of contract signings in the first quarter of 2002 was up significantly compared to both the fourth quarter and the first quarter of 2001. This rise is the product of an improving New York market and bodes well for the remainder of 2002.

     Insignia Residential Group produced results for the first quarter of 2002 were substantially in line with 2001, with revenues up 2% to $6.6 million and EBITDA unchanged at $344,000. This performance was achieved despite the absence of bank earnings credits, which have been eroded by declines in interest rates on cash deposits over the past year.

Administrative

     Lower corporate administrative expenses contributed positively to the Company's performance in the first quarter of 2002 as expenses declined 18% to $2.8 million in the 2002 period. The change is primarily related to lower incentive compensation and discretionary expenses in response to the Company's lower operating results.

Other Items Included in the Determination of Net EBITDA

     Interest income declined 43% from approximately $1.9 million for the first quarter of 2001 to $1.1 million for the same period of 2001. Lower interest rates on short-term investment of cash on hand contributed significantly to the interest decline in 2002. The average rate of interest earned on invested cash in 2002 declined approximately 300 basis points from the first quarter of 2001. Also, a $32 million revolver pay-down in January 2002 caused average cash available for investment to decline in 2002, compared to the first quarter of 2001.

     Corporate interest expense decreased 24% to $2.2 million for the first quarter of 2002. The Company benefited from the aforementioned $32 million pay-down of outstanding credit facility debt and lower interest rates on the variable rate (LIBOR) borrowings. The average interest rate on remaining facility borrowings of $117 million was approximately 4.5% for the 2002 quarter, a decline from approximately 8% for the same period of 2001.

     Real Estate FFO from the Company's property investment portfolio increased 15% to $1.5 million for the first quarter of 2002. The Company's property operations contributing to Real Estate FFO consist of minority owned co-investment entities, three wholly-owned and/or controlled properties (consolidated in the Company's financial statements at March 31, 2002) and three properties developed by Insignia which have commenced operations. This year-over-year growth in Real Estate FFO is attributable primarily to enhanced property performance, property additions and contributions in 2002 from developed properties. Real Estate FFO is a financial measure that is not defined by GAAP and the Company's usage of this term may differ from other companies' usage of the same or similar terms.

Other Items Included in the Determination of Net Income

     Gains realized from sales of real estate by minority owned ventures totaled $972,000 during the first quarter of 2002 (net of payments to certain employees totaling $1.5 million). There were no sales of co-invested property during the first quarter of 2001. The 2002 gains were derived primarily from the sale of the Serramonte office/retail property located in California, in which Insignia held a 10% minority ownership interest. Property sales are difficult to predict and will likely vary considerably from period to period. In addition, as a minority owner, Insignia does not control the sale decision. Insignia expects to sell between four and seven properties during 2002 out of the thirty-six minority owned properties in the co-investment portfolio at March 31, 2002; although, there can be no assurances of the timing or amount of any gains.

     Depreciation expense (excluding consolidated property depreciation) increased 23% to $4.3 million for the first quarter of 2002, from $3.5 million for the comparable period of 2001. The increase is the result of capital spending of more than $12 million over the past year primarily for leasehold improvements (in connection with the upgrade and relocation of offices in key U.S. markets) and software upgrades.

     Property depreciation increased 58%, or $596,000, to $1.6 million. The change from first quarter of 2001 results from the commencement of operations of three development properties, expenses attributed to properties acquired in 2001 and depreciation of a 1% owned but controlled and consolidated apartment partnership.

     Amortization of intangibles declined 73%, or $4.5 million, to $1.7 million in the first quarter of 2002. The adoption of new accounting standards requiring elimination of amortization of goodwill, effective January 1, 2002, was responsible for $4.1 million of the decline from first quarter of 2001. The remainder of the decrease was attributable to a combination of factors including the following: (i) a $850,000 decline in amortization of property management contracts fully amortized in 2001 and (ii) amortization of $462,000 in the 2002 first quarter attributed to specifically identified intangibles acquired in the Groupe Bourdais purchase.

     In the first quarter of 2001, the Company incurred Internet losses of approximately $4.5 million, reflecting impairment write-offs of certain third-party Internet-based investments. Insignia had no operating activity during the first quarter of 2002 related to Internet-based business investments. The Company wrote-off all remaining Internet-related investments in 2001, except for approximately $1 million invested in a multiple venture e-commerce fund. The Company maintains its investment in this fund equivalent to fair value as reported by the fund's manager.

     Net income for the 2002 first quarter was favorably impacted by income from discontinued operations of $265,000 pertaining to contractual post closing adjustments in conjunction with the Realty One sale. The first quarter of 2001 included a Realty One operating loss of $2.75 million (net of $1.2 million tax benefit) in discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources are available from its cash and cash equivalents, unused capacity under its revolving credit facility and cash generated by operations. Historically, capital expenditures and investments in minority ownership interests in real estate related investments have been funded through cash from operations, and the revolving credit facility has been used to fund the cash portion of acquisitions of businesses and, in 2000, e-commerce investments. Insignia believes that existing cash and cash equivalents, revolving credit facility availability and cash generated by operations represents sufficient capacity for all anticipated investment opportunities and working capital needs.

     Insignia's unrestricted cash at March 31, 2002 totaled $66.6 million, representing a $65.2 million decline from $131.9 million at December 31, 2001. Almost $50 million of the decline was due to the payment of 2001 incentive compensation in March 2002. Other significant cash flow items during the first quarter of 2002 included the $32 million pay-down on the revolving credit facility and $23 million of proceeds received from the sale of Realty One.

     The Company uses Net EBITDA reduced by income taxes as a proxy for its cash flow from operations. The table below summarizes Net EBITDA less income taxes and deductions for capital expenditures for the three months ended March 31, 2002 and 2001, respectively. This computation derives a measure of working capital produced by operations. Such capital resources represent amounts generally available for real estate investment or other purposes.

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                        ---------
                                                  2002             2001
                                                  ----             ----
                                                     (In thousands)

        NET EBITDA                             $    5,997       $   15,416

        Income tax benefit (provision)                261           (1,540)
                                             --------------------------------

        AFTER TAX NET EBITDA                        6,258           13,876

        Capital expenditures                         (951)          (2,287)
                                             --------------------------------

         TOTAL                                 $    5,307       $   11,589
                                             ================================

     While this working capital measure differs from cash flow from operations under GAAP, the GAAP measure differences tend to be temporary in Insignia's businesses and by its construction matches incentives earned in the prior year with current year operations. For example, cash used in operations during the first quarter of 2002 totaling $64 million includes the $50 million of incentive payments for the preceding fiscal year. For the first quarter of 2001, cash used in operating activities totaled $57 million, including over $62 million of incentive compensation paid for the record 2000 year. The Company's operating cash flows also include certain real estate interests and Internet activity, which Insignia views as non-operating activities. Cash flow from operations is generally negative during the first quarter of each year due to the payment of prior year incentives and seasonal factors affecting transactional revenues. That said, cash flow from the operations was abnormally low during the first quarter of 2002 because of slower market conditions. The same period of 2001 was however unusually robust.

Existing Debt

     Insignia's total debt at March 31, 2002 and December 31, 2001 consisted of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         2002          2001
                                                         ----          ----
                                                           (In thousands)

Outstanding amount under revolving credit facility    $ 117,000     $ 149,000
Loan notes payable to sellers of acquired U.K.
   businesses, secured by restricted cash holdings       20,573        20,972
                                                     --------------------------
Notes payable                                           137,573       169,972

Real estate mortgage notes payable                       53,732        37,269

                                                     --------------------------
   TOTAL DEBT                                         $ 191,305     $ 207,241
                                                     ==========================

     All U.K. acquisition loan notes are guaranteed by a bank as required by the terms of the respective purchase agreements and the bank holds restricted cash deposits sufficient to repay the notes in full when due. The acquisition loan notes have a final maturity of April 2010 and are callable semi-annually at the discretion of the note holder. Real estate mortgages consist of notes payable secured solely by property assets owned either by Insignia subsidiaries or entities over which Insignia exercises controls. The real estate mortgages are recourse only to the applicable real estate asset and have maturities ranging from December 2002 to October 2023. As a result of these two circumstances, Insignia only considers the revolving credit facility in its analysis of liquidity and capital resources.

     Insignia's revolving credit facility matures in May 2004 and has a maximum commitment of $230 million. At March 31, 2002 the amount outstanding on the revolving credit facility was $117 million and the interest rate on amounts drawn was approximately 4.5%. In addition to the amount outstanding, Insignia had outstanding letters of credit of $11.0 million ($10.4 million pertaining to real estate investment obligations) at March 31, 2002 that are considered outstanding amounts under the terms of the revolving credit facility. The unused commitment at March 31, 2002 was approximately $102 million.

         Borrowings under the revolving credit facility bear interest at LIBOR plus a margin that varies according to the ratio of debt to consolidated EBITDA, adjusted for specified other costs. Insignia is vulnerable to increases in interest rates as a result of either increases in the base rate or the variable LIBOR margin. A 100 basis points increase in the effective interest rate would increase interest expenses by more than $1 million on an annual basis. The margin above LIBOR for subsequent draws or rollovers is 2.50%.

     The Company's revolving credit agreement contains covenants concerning the maintenance of a minimum consolidated net worth, a maximum leverage ratio (based on total debt to consolidated EBITDA) and certain other financial ratios. The most restrictive of these covenants is the leverage ratio. Under this covenant, the maximum amount outstanding cannot exceed 3 times EBITDA for the trailing four quarters, after giving pro forma effect to acquisitions and dispositions. Because the third quarter of 2001 was so negatively affected by September 11th, Insignia requested and obtained a temporary increase of the leverage ratio to
3.25 until the third quarter of 2001 is no longer included in the trailing four quarters calculation. Insignia's request was not in respect of any default or potential default. Rather, Insignia recognized that the inclusion of such a poor quarter, caused by very unusual and uncontrollable events, in the four quarters calculation would render availability for unforeseen investment opportunities abnormally low. At March 31, 2002, the actual availability under the revolving credit facility was approximately $41 million. The Company is in compliance with all financial covenants.

Real Estate Investments and Related Obligations

     Insignia invests in real estate assets and real estate related assets, usually as a minority owner and asset manager or property manager, with third party investors. These investments include operating real estate properties, real estate under development and investment entities investing in below investment grade or lower rated securitized real estate debt. Each of these entities is debt financed. The real estate entities in which Insignia owns a minority interest owned aggregate assets of $1.0 billion and were obligated on aggregate debt of $677 million at March 31, 2002. Each entity is liable only for its own debt, and such debt is substantially non-recourse other than to the asset financed. At March 31, 2002 and December 31, 2001, respectively, the Company's real estate investments consisted of the following:

                                                                                MARCH 31,        DECEMBER 31,
                                                                                  2002               2001
                                                                                  ----               ----
                                                                                      (In thousands)
          Minority interests in operating properties                         $       26,334      $     29,282
          Consolidated owned properties                                              17,457            41,788
          Consolidated property of 1% owned and controlled partnership               36,907                --
          Minority interests in development properties                               10,743            10,761
          Land held for future development                                            2,362             2,308
          Minority interests in real estate debt investment funds                    11,320            11,571
                                                                            -----------------------------------

             TOTAL INVESTMENTS                                                $     105,123      $     95,710
                                                                            ===================================

     The real estate carrying amounts of consolidated owned properties were financed by real estate mortgage notes totaling $15.9 million and $37.3 million at March 31, 2002 and December 31, 2001, respectively. In March 2002, Insignia sold Shinsen Place, an office building in Tokyo, Japan purchased in late 2001, which was consolidated at December 31, 2001. Shinsen Place was purchased solely for resale to a client for a fee of approximately $600,000. The sale of the property reduced the Company's real estate investments and corresponding real estate mortgage notes by $24.3 million and $21.4 million, respectively. The 1% owned property partnership, consolidated due to control, was financed by mortgage debt of $37.8 million at March 31, 2002. Insignia's equity at book value in all consolidated properties totaled $3.7 million at March 31, 2002 and $5.5 million at December 31, 2001. The Company has no further obligations to these properties or their creditors.

     Apart from the potential loss of its equity investment, totaling $54.4 million at book value in all real estate entities at March 31, 2002, Insignia's other assets are only at risk with respect to specific obligations it has undertaken or to standard carve-outs in the mortgage lending industry from the non-recourse provisions of mortgage loans. Each entity in which Insignia holds an investment is a single purpose entity, the assets of which are subject to the obligations only of that entity. Each entity's debt, except to the extent of the letters of credit and other guarantees/commitments shown below, is either (i) non-recourse except to the real estate assets of the subject entity (subject to carve-outs standard in such non-recourse financing, including the misapplication of rents or environmental liabilities) or (ii) an obligation solely of such limited liability entity and thus is non-recourse to other assets of the Company.

     Insignia, as a matter of policy, would consider advancing funds to such an entity beyond its obligation as a new investment requiring normal returns. Insignia's aggregate obligations to all such real estate entities at March 31, 2002 consisted of the following:

                                                                 AMOUNT
                                                           -----------------
                                                             (In thousands)
   Letters of credit partially backing construction loans      $   8,900
   Other partial guarantees of property debt                       2,825
   Future capital contributions for capital improvements             700
   Future capital contributions for asset purchases                4,000
                                                           -----------------
      TOTAL OBLIGATIONS                                        $  16,425
                                                           =================

     Outstanding letters of credit generally have one-year terms to maturity and bear standard renewal provisions. Other real estate obligations do not bear formal maturity dates and remain outstanding until certain conditions (such as final sale of property and funding of capital commitments) have been satisfied.

Contingent Purchase Consideration

     Insignia also has obligations for earnouts, or contingent purchase consideration, with respect to past acquisitions. One earnout of a maximum amount of $6.4 million is believed extremely unlikely to ever become payable. Other acquisition earnouts, excluding Insignia Bourdais, are believed more likely than not of being met, and the amounts payable in that case would be as follows:

                        YEAR                    AMOUNT
                   -----------------------------------------
                                            (In thousands)

                        2002                   $   7,500
                        2003                       3,500
                        2004                       2,500
                        2005                       1,000
                                           -----------------
                   TOTAL EARNOUTS               $ 14,500
                                           =================

     Insignia expects to pay these amounts from cash provided by operations.

     With respect to Insignia Bourdais, base purchase consideration of $21.4 million was paid at closing in a combination of cash and Insignia common stock, determined based on an annual minimum EBITDA expectation of $4 million. Based on actual EBITDA of Insignia Bourdais for the four quarters ending March 31, 2002, additional purchase consideration of approximately $5.3 million became payable and is included in accrued and sundry liabilities at March 31, 2002. This earned purchase consideration will be paid in May 2002, 23% in Insignia common stock with the remainder in cash. Further, an earnout provision over calendar years 2002, 2003 and 2004 provides for additional contingent purchase price of $22 million. Payment of the full remaining earnout would require average annual EBITDA over the three years of more than $10 million, while EBITDA equal to or less than the results of the last twelve months ended March 31, 2002 of approximately $6.2 million would not result in any further consideration. All earnout calculations are based upon a multiple of total purchase consideration to EBITDA of approximately 4.2. The Company is not able to predict the amount of any future consideration payable under the remaining earnout provision.

Material Commitments

     Operating Leases

     The Company leases office space and equipment under non-cancelable operating leases. Minimum annual rentals under operating leases for fiscal years 2002 - 2006 and thereafter are as follows:

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

     Preferred Stock

     In 2000, the Company sold 250,000 shares of perpetual convertible preferred stock, with a stated value of $100 per share, to investment funds advised by Blackacre Capital Management for an aggregate purchase price of $25.0 million. The preferred stock pays a 4% cumulative annual dividend, payable quarterly at Insignia's option in cash or common stock, and is convertible into the Company's common stock at the option of the holder at $14 per share, subject to adjustment. The preferred stock is callable by the Company, at stated value, at any time on or after February 15, 2004. The Company paid cash dividends of $250,000 in the first quarter of 2002.

Capital Expenditures

     Insignia's capital expenditure estimate for 2002 is approximately $15 million; however, such expenditures have been substantially deferred until market conditions and overall real estate activity improves. As evidence, capital expenditures totaled $951,000 in the first quarter of 2002, compared with $2.3 million in the first quarter of 2001. The Company expects to fund capital expenditures from cash on hand and cash provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements (which amended SFAS No. 4), amends SFAS No. 13, Accounting for Leases and makes certain technical corrections to other accounting standards. The rescission of SFAS No. 4 and SFAS Statement No. 64 affects income statement classification of gains and losses from extinguishment of debt.

     SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, prior period items that do not meet the extraordinary item classification criteria in APB 30 must be reclassified. Adoption of SFAS No. 145 is not expected to have any effect on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains the fundamental provisions of that Statement. It also supersedes the accounting and reporting of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity either disposed of or classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Insignia early adopted SFAS No. 144 as of January 1, 2001.

     SFAS 144 requires, in most cases, that gains/losses from dispositions of investment properties and all earnings from such properties be reported as "discontinued operations". SFAS No. 144 is silent with respect to treatment of gains/losses from sales of investment property held in a joint venture. The Company has concluded that, as a matter of policy, all gains/losses from the sale of minority owned property in its real estate co-investment program constitute earnings from a continuing line of business. Therefore, operating activity related to that investment program will continue to be classified in income from continuing operations.

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of financial condition and results of operations is based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Insignia believes the following critical accounting policies affect its significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     The Company's real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales. Leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company's control are recognized upon the occurrence of such events. As certain conditions to revenue recognition for leasing commissions are outside of the Company's control, judgment must be exercised in determining when such required events to recognition have occurred.

     Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. In conjunction with the providing of management services, the Company customarily employs personnel (either directly or on behalf of the property owner) to provide services solely to the properties managed. Insignia is reimbursed, by the owners of managed properties, for all direct payroll related costs incurred in the employment of property personnel. The aggregate amount of payroll costs reimbursed approximates $40 million to $50 million annually. All such payroll reimbursements are characterized in the Company's statements of operations as a reduction of actual expenses incurred. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by the Company; (ii) Insignia is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to the Company is completed prior to or simultaneous with payment of payroll; and (iv) the Company generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred.

Principles of Consolidation

     Insignia's financial statements include the accounts of all majority owned subsidiaries and all entities over which the Company exercises voting control over operating decisions. All significant intercompany balances and transactions have been eliminated. Entities in which the Company owns less than the majority interest and has substantial influence are recorded on the equity method of accounting (net of payments to certain employees in respect of equity grants or rights to proceeds).

     In one instance, a 1% owned partnership (with additional promotional interests in profits depending on performance) is consolidated by virtue of near absolute control of the partnership. Since the limited partners' investment has been fully depreciated, the assets, liabilities and operations of the partnership are consolidated as if Insignia completely owned the asset, even though economically Insignia only holds a small minority interest.

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

Valuation of Intangibles

     The Company's intangible assets substantially consist of goodwill, property management contracts, favorable premises leases and other intangibles including non-compete agreements, franchise agreements, customer backlog and trade names. Through December 31, 2001, the Company used an undiscounted cash flow methodology to determine whether underlying operating cash flows were sufficient to recover the carrying amount of intangible assets. As of January 1, 2002, goodwill is no longer amortized, but will be evaluated annually for impairment based on a reporting unit fair value approach as required by SFAS No. 142. In determining fair value of a reporting unit, the Company relies on the application of generally accepted valuation approaches including a market approach, which includes both comparisons to other comparable publicly traded businesses and recent transactions involving similar businesses, and an income approach based on discounted cash flows.

Valuation of Deferred Taxes

     The Company records deferred income tax assets and liabilities to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. The Company periodically evaluates the realization of a deferred income tax asset by considering the existence of sufficient taxable income of the appropriate character and provides for any amounts that are unlikely to be realized.

Business Combinations

     The Company accounts for its business combinations under the purchase method of accounting. As such, the Company allocates the acquisition cost to the identifiable assets acquired and liabilities assumed based on their respective fair values at date of acquisition. The excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed is then allocated among identifiable intangible assets and goodwill. The Company utilizes various methods customarily used in determine the fair value of identifiable intangible assets. These methods include, but are not limited to obtaining independent appraisals, preparing discounted cash flow analysis and comparable sale analysis.

     All contingent consideration determinable at the date of acquisition is included in determining the cost of an acquired company. Consideration which is due at the expiration of the contingency period or which is held in escrow pending the outcome of the contingency is disclosed but not recorded as a liability or as additional cost of the acquired company unless the outcome of the contingency is determinable beyond a reasonable doubt.

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

     The revenues of property management operations with respect to rental properties are highly dependent upon market rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. Changes in market interest rates and real property values impact the revenues of the Company's New York-based co-op and condo brokerage and apartment leasing business.

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

     Over the last two years, the Company's quarterly results have not followed the traditional seasonal pattern. As evidence, in 2001 the Company realized its best ever first quarter, yet produced much lower second and third quarters than the preceding year due to the effects of the global economic slowdown and the tragic events of September 11th. Market disruptions like that of the third quarter of 2001 can alter the effect of "normal" seasonality. Also, certain conditions to revenue recognition for leasing commissions are outside of the Company's control and as a result the impact of leasing revenues on income seasonality is unpredictable. Consequently, quarter-to-quarter comparisons may be difficult to interpret.

     The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to adjust expenditures to compensate for any unexpected revenue shortfall. The Company's business could suffer as a consequence.

FORWARD LOOKING STATEMENTS

     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements that make reference to the expectations or beliefs of the Company or any of its management are such forward-looking statements. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding the results of litigation, Insignia's future financial performance, cash flows, expansion plans, estimated capital expenditures and statements concerning the performance of the U.S. and international commercial and residential brokerage markets. Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate and financing risks, as well as those set forth under the caption "Risk Factors" in Item 1 of Form 10-K for the year ended December 31, 2001.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

    Insignia is exposed to a variety of market risks, including foreign currency fluctuations and changes in interest rates. In addition to the United States, the Company conducts business in foreign jurisdictions throughout Europe, Asia and Latin America. However, currencies other than the British pound, euro and dollar have comprised less than 1% of annual revenues. The Company's European operations, which are conducted using the pound and euro currencies, generally have produced 15% to 20% of the Company's total service revenues. With the addition of Insignia Bourdais in France, revenue contributions in pounds and euros are expected to increase. During the first quarter of 2002, $33.1 million, or 22%, of total services revenues were conducted using these currencies.

     Because the pound and euro have declined over the last three years, the Company's reported revenues and earnings have been adversely affected when translated to dollars. Continued changes in the value of such currencies against the US Dollar will affect the Company's reported results. As evidence, a 10% change in the pound and euro could have an annual impact of more than $10 million on revenues and $1 million on net income.

     The Company's residential brokerage and leasing business is affected by changes in the general level of market interest rates. Consumer buying habits related to co-op and condo properties in New York are influenced to some degree by mortgage interest rates, particularly at the lower end of the spectrum of sales prices. Changes in interest rates also affect the interest earned on the Company's cash and equivalents as well as interest paid on its debt. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. A 100 basis point change in interest rates at debt levels at March 31, 2002 would affect interest expense by more than $1 million on an annual basis.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     See Note 14 - "Material Contingencies" in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          None

     b)   Reports on Form 8-K filed during the quarter ended March 31, 2002:

          1. Form 8-K dated and filed January 9, 2002, disclosing amendment of the Company's Credit Agreement, arranged by First Union Securities, Lehman Brothers and Bank of America, on November 26, 2001.

          2. Form 8-K dated January 31, 2002 and filed on February 20, 2002 disclosing Insignia's December 2001 definitive agreement to sell its Realty One single-family home brokerage business and affiliated companies to Real Living, Inc. The sale formally closed on January 31, 2002.

          3. Form 8-K/A dated December 19, 2001 and filed on March 4, 2002, disclosing the financial statements of Insignia Bourdais Holding (Group Bourdais), amending Form 8-K filed on December 29, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INSIGNIA FINANCIAL GROUP, INC.



                                      By: /s/Andrew L. Farkas
                                          -------------------------------------
                                          Andrew L. Farkas
                                          Chairman and Chief Executive Officer




                                      By: /s/James A. Aston
                                          -------------------------------------
                                          James A. Aston
                                          Chief Financial Officer


DATE: May 14, 2002