Form 10-Q
period 2002-06-30
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2002-08-14
CIK 1067462

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _______ to ________

                             ---------------------

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

                             ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 9, 2002, the Registrant had 23,195,703 shares of common stock outstanding.

================================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                -----------------

                                      INDEX

                                -----------------


                                                                                            Page
                                                                                            ----
PART I -- FINANCIAL INFORMATION

      Item 1.  Financial Statements                                                           2

           Condensed Consolidated Statements of Operations for the
              Three and Six Months Ended June 30, 2002 and 2001 .........................    2-3

           Condensed Consolidated Balance Sheets
               at June 30, 2002 and December 31, 2001....................................     4

           Condensed Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 2002 and 2001...........................     5

           Notes to Condensed Consolidated Financial Statements..........................     6

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...........................    22

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk....................    42

PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings.........................................................    43

      Item 4.  Submission of Matters to a vote of Security Holders.......................    43

      Item 6.  Exhibits and Reports on Form 8-K..........................................    44

SIGNATURES ..............................................................................    45

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)


                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                           JUNE 30                    JUNE 30
                                                                           -------                    -------
                                                                      2002         2001         2002          2001
                                                                      ----         ----         ----          ----
REVENUES
   Real estate services                                             $ 178,274    $ 170,262    $ 326,268    $ 345,359
   Property operations                                                  2,176        1,065        4,550        2,469
                                                                    ---------    ---------    ---------    ---------
                                                                      180,450      171,327      330,818      347,828
                                                                    ---------    ---------    ---------    ---------
COSTS AND EXPENSES
   Real estate services                                               161,961      155,342      301,574      311,971
   Property operations                                                  1,800          348        3,165          713
   Administrative                                                       3,801        2,982        6,583        6,382
   Depreciation                                                         4,248        3,805        8,541        7,284
   Property depreciation                                                  567          146        1,058          494
   Amortization of intangibles                                          1,388        6,392        3,109       12,651
                                                                    ---------    ---------    ---------    ---------
                                                                      173,765      169,015      324,030      339,495
                                                                    ---------    ---------    ---------    ---------

    Operating income                                                    6,685        2,312        6,788        8,333

OTHER INCOME AND EXPENSES:
   Losses from Internet investments                                      --         (2,639)        --         (7,091)
   Interest income                                                      1,021          979        2,084        2,830
   Interest expense                                                    (2,147)      (3,743)      (4,349)      (6,623)
   Property interest expense                                             (390)        (349)        (951)      (1,172)
   Foreign currency transaction (losses) gains                             (3)         282           13          339
   Equity earnings in real estate ventures                                534          630        1,446        1,054
                                                                    ---------    ---------    ---------    ---------

Income (loss) from continuing operations before income taxes            5,700       (2,528)       5,031       (2,330)

Income tax (expense) benefit                                           (2,525)         781       (2,264)         799
                                                                    ---------    ---------    ---------    ---------

Income (loss) from continuing operations                                3,175       (1,747)       2,767       (1,531)

Discontinued operations:
  Income (loss) from discontinued operation,
     net of applicable taxes                                             --            302         --         (2,448)
  Adjustment to loss on disposal, net of applicable taxes                --           --            265         --
                                                                    ---------    ---------    ---------    ---------

Income (loss) before cumulative effect of a change in accounting
  principle                                                             3,175       (1,445)       3,032       (3,979)

Cumulative  effect of a change in  accounting  principle,  net of
  applicable tax benefit                                                 --           --        (20,635)        --
                                                                    ---------    ---------    ---------    ---------

Net income (loss)                                                       3,175       (1,445)     (17,603)      (3,979)

Preferred stock dividends                                                (323)        (250)        (573)        (500)
                                                                    ---------    ---------    ---------    ---------

Net income (loss) available to common shareholders                  $   2,852    $  (1,695)   $ (18,176)   $  (4,479)
                                                                    =========    =========    =========    =========

                         INSIGNIA FINANCIAL GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                      (In thousands, except per share data)
                                   (Unaudited)



                                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                JUNE 30                    JUNE 30
                                                                                -------                    -------
                                                                           2002         2001          2002          2001
                                                                           ----         ----          ----          ----
PER SHARE AMOUNTS: Earnings per common share - basic:
     Income (loss) from continuing operations                           $     0.12   $    (0.09)   $     0.10    $    (0.09)
                                                                        ----------------------------------------------------
     Income (loss) from discontinued operations                               --           0.01          0.01         (0.12)
                                                                        ----------------------------------------------------
     Cumulative effect of a change in accounting principle                    --           --           (0.90)      --
                                                                        ----------------------------------------------------
     Net income (loss)                                                  $     0.12   $    (0.08)   $    (0.79)   $    (0.21)
                                                                        ====================================================


                                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                JUNE 30                    JUNE 30
                                                                                -------                    -------
                                                                           2002         2001          2002          2001
                                                                        ----------   ----------    ----------    ----------
PER SHARE AMOUNTS:
  Earnings per common share -diluted:
     Income (loss) from continuing operations                           $     0.12   $    (0.09)   $     0.09    $    (0.09)
                                                                        ----------------------------------------------------
     Income (loss) from discontinued operations                               --           0.01          0.01         (0.12)
                                                                        ----------------------------------------------------
     Cumulative effect of a change in accounting principle                    --           --           (0.86)      --
                                                                        ----------------------------------------------------
     Net income (loss)                                                  $     0.12   $    (0.08)   $    (0.76)   $    (0.21)
                                                                        ----------------------------------------------------
  Weighted average common shares outstanding and assumed conversions:
     - Basic                                                                23,142       21,890        23,023        21,789
                                                                        ====================================================
     - Assuming dilution                                                    23,963       21,890        23,923        21,789
                                                                        ====================================================



--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                         JUNE 30,         DECEMBER 31,
                                                                                           2002               2001
                                                                                           ----               ----
                                                                                        (Unaudited)          (Note)
ASSETS
   Cash and cash equivalents                                                           $     82,605       $    131,860
   Receivables                                                                              141,407            176,120
   Restricted cash                                                                           20,321             21,617
   Property and equipment, net                                                               56,829             62,198
   Real estate investments                                                                  108,680             95,710
   Goodwill, less accumulated amortization of $57,992 at December 31, 2001                  279,362            288,353
   Acquired intangible assets, less accumulated amortization of $62,860 and
      $57,145 at June 30, 2002 and December 31, 2001, respectively                           19,398             21,462
   Deferred taxes                                                                            42,199             43,132
   Other assets                                                                              23,413             20,069
   Assets of discontinued operation                                                            --               57,822
                                                                                       ------------       ------------
Total assets                                                                           $    774,214       $    918,343
                                                                                       ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

  Accounts payable                                                                     $     10,005       $     12,876
  Commissions payable                                                                        53,136             86,387
  Accrued incentives                                                                         21,244             63,911
  Accrued and sundry liabilities                                                             88,867            100,863
  Deferred taxes                                                                              9,908             12,636
  Notes payable                                                                             134,179            169,972
  Real estate mortgage notes payable                                                         54,241             37,269
  Liabilities of discontinued operation                                                        --               34,572
                                                                                       ------------       ------------
Total liabilities                                                                           371,580            518,486

Stockholders' Equity:
   Common stock, par value $.01 per share - authorized 80,000,000 shares,
     23,169,503 (2002) and 22,852,034 (2001) issued and outstanding  shares,  net
     of 1,502,600 (2002 and 2001) shares held in treasury                                       232                229
  Preferred stock, par value $.01 per share - authorized 20,000,000 shares,
     Series A, 250,000 (2002), Series B, 125,000 (2002) and 250,000 (2001)
       issued and outstanding shares                                                              4                  3
   Additional paid-in capital                                                               436,843            422,309
   Notes receivable for common stock                                                         (1,263)            (1,882)
   Accumulated deficit                                                                      (30,148)           (11,912)
   Accumulated other comprehensive loss                                                      (3,034)            (8,890)
                                                                                       ------------       ------------
Total stockholders' equity                                                                  402,634            399,857
                                                                                       ------------       ------------
Total liabilities and stockholders' equity                                             $    774,214       $    918,343
                                                                                       ============       ============

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


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                                 --------
                                                                                       2002                  2001
                                                                                       ----                  ----
OPERATING ACTIVITIES
Income (loss) from continuing operations                                           $        2,767       $       (1,531)

Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities:
     Depreciation and amortization                                                         12,708               20,428
     Equity earnings in real estate ventures                                               (1,446)              (1,054)
     Foreign currency transaction gains                                                       (13)                (339)
     Losses from Internet investments                                                        --                  7,091
     Changes in operating assets and liabilities:
       Accounts receivable                                                                 36,229               28,052
       Other assets                                                                        (1,530)              (5,813)
       Accrued incentives                                                                 (42,908)             (61,613)
       Accounts payable and accrued expenses                                              (21,576)             (20,734)
       Commissions payable                                                                (34,396)             (21,749)
                                                                                   --------------       --------------
Net cash used in operating activities                                                     (50,165)             (57,262)
                                                                                   --------------       --------------

INVESTING ACTIVITIES
     Payments made for acquisition of businesses                                           (6,155)              (7,283)
     Proceeds from sale of real estate                                                     24,287               40,240
     Proceeds from sale of discontinued operation                                          23,250                 --
     Investment in Internet-based businesses                                                 --                 (3,085)
     Investment in real estate                                                             (4,897)              (7,215)
     Distributions from real estate investments                                             6,653                4,000
     Additions to property and equipment, net                                              (2,841)              (6,740)
     Increase (decrease) in restricted cash                                                 2,941              (19,454)
                                                                                   --------------       --------------
Net cash provided by investing activities                                                  43,238                  463
                                                                                   --------------       --------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                   547                  953
     Proceeds from issuance of preferred stock, net                                        12,325                 --
     Proceeds from exercise of stock options                                                  580                1,657
     Preferred stock dividends                                                               (633)                (750)
     Proceeds from notes payable                                                             --                143,999
     Payment on notes payable                                                             (36,722)            (134,264)
     Payments on real estate mortgage notes payable                                       (20,915)             (33,143)
     Debt issuance costs                                                                     (866)              (2,130)
     Proceeds from real estate mortgage notes payable                                        --                    569
                                                                                   --------------       --------------
Net cash used in financing activities                                                     (45,684)             (23,109)
                                                                                   --------------       --------------

Net cash provided by (used in) discontinued operation                                       1,715               (1,619)
Effect of exchange rate changes on cash                                                     1,641               (1,548)
                                                                                   --------------       --------------

Net decrease in cash and cash equivalents                                                 (49,255)             (83,075)
Cash and cash equivalents at beginning of period                                          131,860              124,527
                                                                                   ==============       ==============
Cash and cash equivalents at end of period                                         $       82,605       $       41,452
                                                                                   ==============       ==============


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

1.   Business

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is a leading provider of international real estate and financial services with pre-eminent operations in the United States, the United Kingdom and France as well as other operations in continental Europe, Asia and Latin America. Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 984-8033.

     Insignia's real estate service businesses specialize in commercial leasing, sales brokerage, corporate real estate consulting, property management, property development and re-development, apartment brokerage and leasing, condominium and cooperative apartment management, real estate-oriented financial services, equity co-investment and other services. Insignia's primary real estate service businesses include the following: Insignia/ESG (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Insignia Bourdais (French commercial real estate services; acquired in December
2001), Insignia Douglas Elliman (apartment brokerage and leasing) and Insignia Residential Group (condominium and cooperative apartment management).

     Insignia also offers commercial real estate services in other key markets throughout continental Europe, Asia and Latin America in the following locations: Madrid, Spain; Frankfurt, Germany; Milan, Italy; Brussels, Belgium;; Amsterdam, the Netherlands; Tokyo, Japan; Hong Kong, Beijing and Shanghai, China; Bangkok, Thailand; Mumbai, Hyderabad, Bangalore, Chennai and Delhi, India; Manila, Philippines; and Mexico City, Mexico. In addition, the Company holds 10% ownership interests in two commercial services businesses located in Dublin, Ireland and Belfast, Northern Ireland.

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

2.   Interim Financial Information

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3.   Reclassifications

     Certain amounts for the prior year have been reclassified to conform to the 2002 presentation. These reclassifications have no effect on net income.

4.   Discontinued Operations

     In late December 2001, Insignia entered into a contract to sell its Realty One single-family home brokerage business and affiliated companies to Real Living, Inc., effective as of December 31, 2001. Real Living, Inc. is a privately held company formed by HER Realtors of Columbus, Ohio and Huff Realty of Cincinnati, Ohio. The sale closed on January 31, 2002. Proceeds from the sale potentially total $33.0 million, including approximately $29.0 million in cash received at closing (before extinguishment of $5.5 million of Realty One debt) and additional payments aggregating as much as $4 million. These additional payments include the following: (i) a $1.0 million reimbursement, collected in February 2002, for Realty One operating losses in January 2002; (ii) a potential earn-out of as much as $2 million payable over the next two years (depending on the performance of the Realty One business); and (iii) a $1 million operating lease payable over four years for the use of proprietary software developed by Insignia for an Internet-based residential brokerage model. Remaining amounts due Insignia under the terms of the sale of $2.9 million were included in the Company's other assets at June 30, 2002. Insignia discontinued Realty One's operations for financial reporting purposes and recognized a loss in connection with the sale of Realty One of $17.6 million (net of applicable taxes of $4 million) for the year ended December 31, 2001. During the first six months of 2002, the Company reported net income of $265,000 (net of applicable tax of $1.8 million) in discontinued operations.

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

     At December 31, 2001, the Company estimated goodwill impairment of between $20.0 million and $50.0 million based on internal analyses of current industry multiples and the carrying values of tangible and intangible assets of its reporting units. Such internal analyses demonstrated that the value of the Company's U.S. commercial operation significantly exceeded its carrying value and that goodwill of the small Asian operation was impaired. These analyses also indicated potential impairment in the Company's European operations and Insignia Douglas Elliman. In early 2002, the Company engaged Standard & Poor's to value the European and Insignia Douglas Elliman operations and those appraisals indicated no impairment in the Company's European operations and partial impairment in Insignia Douglas Elliman. The total impairment measured for Insignia Douglas Elliman and the Asian operation aggregated $30.0 million before applicable taxes. As a result of this evaluation, the Company reported a $20.6 million (net of tax benefit of $9.4 million) goodwill impairment charge in earnings, as the cumulative effect of a change in accounting principle effective January 1, 2002, for the six months ended June 30, 2002. The estimation of business values for measuring goodwill impairment is highly subjective and selections of different projected income levels and valuation multiples within observed ranges can yield materially different results.

     Amortization of goodwill totaled approximately $4.4 million and $8.5 million, respectively, for the second quarter and first half of 2001. Elimination of this amortization would have improved income by approximately $3.0 million and $5.9 million (net of applicable taxes), respectively, for those periods of 2001. The following table provides pro forma information to reflect the effect of adoption of SFAS No. 142 on earnings for the periods indicated.

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30                    JUNE 30
                                                                      -------                    -------
                                                                 2002         2001         2002        2001
                                                              ---------    ---------    ---------    ---------
                                                                   (In thousands, except per share data)
Reported income (loss) from continuing operations             $   3,175    $  (1,747)   $   2,767    $  (1,531)
Less: Preferred stock dividend                                     (323)        (250)        (573)        (500)
                                                              ---------    ---------    ---------    ---------
Income (loss) from continuing operations available to
   common shareholders                                            2,852       (1,997)       2,194       (2,031)
Add:
  Goodwill amortization, net of tax benefit                          --        3,035           --        5,900
                                                              ---------    ---------    ---------    ---------
Adjusted income from continuing operations available to
  common shareholders                                         $   2,852    $   1,038    $   2,194    $   3,869
                                                              =========    =========    =========    =========

Earnings per common share - basic:
   Reported income (loss) from continuing operations          $    0.12    $   (0.09)   $    0.10    $   (0.09)
   Add:
     Goodwill amortization, net of tax benefit                       --         0.14           --         0.27
                                                              ---------    ---------    ---------    ---------
   Adjusted income from continuing operations                 $    0.12    $    0.05    $    0.10    $    0.18
                                                              =========    =========    =========    =========

Earnings per common share - assuming dilution:
   Reported income (loss) from continuing operations          $    0.12    $   (0.09)   $    0.09    $   (0.09)
   Add:
     Goodwill amortization, net of tax benefit                       --         0.13           --         0.25
                                                              =========    =========    =========    =========
   Adjusted income from continuing operations                 $    0.12    $    0.04    $    0.09    $    0.16
                                                              =========    =========    =========    =========

     The Company incurred additional contingent purchase price of acquired businesses totaling $12.6 million in the first half of 2002, which was recorded as additional goodwill. Such additional purchase price consisted of the following: (i) Insignia Bourdais earnout payment of $6.0 million (paid by issuance of 131,480 shares of Insignia common stock and cash of $4.7 million);
(ii) accrual of a $4.0 million earnout for the prior Boston acquisition by Insignia/ESG; (iii) accrual of a $2 million earnout related to Insignia Douglas Elliman; and (iiii) payment of a $578,000 earnout related to the Company's operations in the Netherlands. The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from December 31, 2001 to June 30, 2002.


   GOODWILL                                          COMMERCIAL         RESIDENTIAL            TOTAL
                                                  ------------------ ------------------- -------------------
                                                                       (In thousands)
   BALANCE AS OF DECEMBER 31, 2001                  $     228,967    $         59,386      $      288,353

   Additional purchase consideration                       10,568              2,000               12,568
   Reclassifications from other intangibles                   287                 --                  287
   Goodwill related to sale of business unit                   --               (447)                (447)
   Goodwill impairment                                     (3,201)           (26,822)             (30,023)
   Foreign currency translation                             8,624                 --                8,624

                                                  ------------------ ------------------- -------------------
   BALANCE AS OF JUNE 30, 2002                      $     245,245    $         34,117      $      279,362
                                                  ================== =================== ===================

     The following tables present certain information on the Company's acquired intangible assets as of June 30, 2002 and December 31, 2001, respectively.


                                              WEIGHTED
                                               AVERAGE           GROSS
                                            AMORTIZATION       CARRYING        ACCUMULATED
ACQUIRED INTANGIBLE ASSETS                     PERIOD           AMOUNT         AMORTIZATION     NET BALANCE
--------------------------                 -------------------------------------------------------------------
                                                                              (In thousands)
AS OF JUNE 30, 2002

     Property management contracts             7 years         $  72,805        $  58,691        $  14,114
     Favorable premises leases                 8 years             4,699            1,378            3,321
     Other                                     3 years             4,754            2,791            1,963
                                                            --------------------------------------------------
     Total                                                     $  82,258        $  62,860        $  19,398
                                                            ==================================================

AS OF DECEMBER 31, 2001

     Property management contracts             7 years         $  70,926        $  54,049        $  16,877
     Favorable premises leases                 8 years             4,453            1,099            3,354
     Other                                     3 years             3,228            1,997            1,231
                                                            --------------------------------------------------
     Total                                                     $  78,607        $  57,145        $  21,462
                                                            ==================================================

     All intangible assets are being amortized over their estimated useful lives with no residual value. Intangibles included in "Other" consist of customer backlog, non-compete agreements, franchise agreements and trade names. The aggregate acquired intangible amortization expense for the six months ended June 30, 2002 and 2001 totaled $3.5 million and $4.1 million, respectively. Intangible assets acquired in the Insignia Bourdais transaction contributed $742,000 of amortization expense ($548,000 pertaining to customer backlog) during the first half of 2002. This increase was offset by declines in amortization in 2002 attributed to property management contracts that fully amortized in 2001. Amortization of favorable premises leases, totaling approximately $353,000 and $212,500 for the six month periods ending June 30, 2002 and 2001, respectively, is included in rental expense (included in real estate services expenses) in the Company's statements of operations.

     The estimated acquired intangible amortization expense, including amounts reflected in rental expense, for the fiscal year ending December 31, 2002 and for the subsequent four fiscal years ending December 31, 2006 approximates $5.7 million, $2.8 million, $1.9 million, $1.3 million and $1.3 million, respectively.

6.   Real Estate Investments

     The Company engages in real estate investment generally through: (i) investment in operating properties through co-investments with various clients or, in limited instances, by itself; (ii) investment in and development of commercial real estate through co-investments with various clients; and (iii) minority ownership in and management of private investment funds, whose investments primarily consist of securitized real estate debt. As of June
30, 2002, the Company's real estate investments were $108.7 million, including $54.4 million of carrying value of real estate attributed to three consolidated properties. Insignia's equity investment in the consolidated properties totaled $2.9 million at June 30, 2002.

     Insignia provides incentives to certain employees, including executive officers, through the participation, either through grants of either equity interests (at the time investments are made) or contractual rights to proceeds, in its real estate investments. Such grants generally consist of an aggregate of 50% of proceeds after Insignia has recovered its investment plus a 10% per annum return thereon. In addition, the Company generally makes discretionary incentive payments, at the time of disposition, to certain employees of a further 5% to 10% of proceeds in successful investments. The Company's senior management does not participate in such additional discretionary incentive payments. With respect to private investment funds, employees are collectively entitled to share 55% to 60% of proceeds received by Insignia in respect of its promoted profits interests in those funds. Employees do not share in any of Insignia's earnings on its actual investment (before promoted interests). Gains on sales of real estate and equity earnings for the six-month periods of 2002 and 2001 are recorded net of employee entitlements of $2.5 million and $695,000, respectively, pursuant to these grants. The Company's principal investment programs are more fully described below.

Co-investment

     The Company co-invests in the purchase of operating real estate assets including office, retail, industrial, apartment and hotel properties. As of June 30, 2002, Insignia held investments totaling $27.2 million in 34 minority owned property assets. These properties own over 9.5 million square feet of commercial property, 952 multi-family apartment units and 877 hotel rooms. The gross aggregate asset carrying value of these properties totaled approximately $1 billion at June 30, 2002. The Company's minority ownership interests in co-investment property range from 1% to 30%. Gains realized from sales of real estate by minority owned ventures totaled $649,000 in the second quarter of 2002 and $1.6 million for the first half of 2002, compared to $464,000 for the second quarter and first half of 2001. The gains in 2002 were attributed to the second quarter sale of 25% owned office building in California and first quarter sale of a 10% owned office/retail property also located in California. In 2001, the gain resulted from the sale of a 25% owned office building also located in California.

     Insignia also consolidates three properties, two of which are wholly owned retail properties and the third of which is an apartment complex owned by a limited partnership in which the Company owns a 1% controlling general partner interest. Insignia is also entitled to approximately 45% of all distributions after limited partner return of capital. In aggregate, these three properties comprise approximately 300,000 square feet of commercial property and 420 multi-family apartment units. At June 30, 2002, the carrying amounts of net assets of these three properties totaled $57.1 million, and real estate mortgage debt encumbering the properties totaled $54.2 million. The mortgages are non-recourse to Insignia, and the Company has no further obligations to the properties or their creditors.

     The consolidated apartment complex is owned by several multi-tiered partnerships, in which Insignia has several different interests. Since 1999, Insignia has held a 1% general partner interest in the limited partnership that owns the property and a 1% general partner interest in the second tier limited partnership that owns the 99% limited partner interest in the property-owning partnership. In the first quarter of 2002, Insignia's intent with respect to its ownership interests in the property changed from a passive role, in which its primary objective was to retain the property management assignment for the property, to an active role, in which it commenced an effort to refinance all of the debt encumbering the property. Although Insignia's economic interest in the property is nominal (until the limited partners have received a return of all of their invested capital), the Company commenced consolidating this property in its financial statements as of January 1, 2002 because (i) the partnership agreement for the property-owning partnership grants the general partner complete authority over the management and affairs of the partnership, including any sale or refinancing of its sole asset without limited partner approval and
(ii) generally accepted accounting principles require consolidation on the basis of voting control (regardless of the level of equity ownership). This property had total real estate carrying value of $37.3 million and related debt of $38.3 million and is included in Insignia's consolidated balance sheet and statement of operations at June 30, 2002. In July 2002, Insignia invested $1.2 million in the second tier limited partnership pursuant to a $1.5 million equity financing, with the balance invested by existing limited partners of the partnership.

Development

     Insignia has an ownership interest in, and directs the development of, four office developments. The Company also owns a parcel of land, located adjacent to one of the developments, that is held for future development. The four development properties have investment partners, with Insignia's ownership in each ranging from 25% to 33%. The Company's obligations with respect to development assets, beyond its investment, is limited to $8.9 million in partial construction financing guarantees. The Company's investment in development assets totaled $13.1 million at June 30, 2002. The operating status of the four existing development projects at June 30, 2002 was as follows:

o    Dallas office project - 95% leased
o    Portland flex development - 60% leased
o    Denver office project - 45% leased
o    Portland downtown office project - Not yet leased

     In July 2002, an 85% owned subsidiary of the Company acquired a mixed-use development parcel. The purchase was funded with $18.5 million paid in cash at closing and borrowings of $20.0 million by the property subsidiary against a $40.0 million non-recourse loan facility provided by Lehman Brothers Holdings LLC. The remaining availability under the loan will be utilized in future development activities of the property. The Lehman facility is secured solely by assets of the acquiring property subsidiary and non-recourse to other assets of Insignia, subject only to specific recourse provisions which are standard in real estate financings (including matters such as the misapplication of rents or environmental liabilities).

Private Investment Funds

     At June 30, 2002, Insignia had invested approximately $11.0 million in two private investment funds, Insignia Opportunity Trust ("IOT") and Insignia Opportunity Partners II ("IOP II"), and had advanced a further $3 million to IOP II which was repaid in August 2002. In addition, at June 30, 2002, the Company had a commitment to invest an additional $4.0 million in IOP II, of which approximately $1.7 million was called and $1.5 million funded in July 2002. Insignia is the sponsor and general partner of these funds, the investment objectives of both of which are to invest primarily in secured real estate debt securities with a focus on below investment grade commercial mortgage-backed securities. The gross carrying value of assets owned and managed by these two funds totaled approximately $104.0 million as of June 30, 2002.

     IOT has now commenced its liquidation phase, while IOP II commenced investment activities in December 2001 and has called $27.0 million of the $50 million total capital commitment from all partners, including $16.5 million called in July and August 2002. Three executive officers of the Company, including its Chief Executive Officer and Chief Operating Officer, have committed $2.25 million, or 4.5%, of the capital to IOP II on the same basis as all other investors. Insignia holds ownership interests of approximately 13% in IOT and 10% in IOP II and is entitled to profits interests of 10% in IOT and 5% in IOP II. Insignia's profits interests could increase to 30% in IOT and 50% in IOP II, depending on the performance of the funds.

     Insignia realized earnings from the two investment funds of approximately $1.8 million and $1.3 million (after employee participation payments of $828,000 and $675,000) for the first half of 2002 and 2001, respectively. The 2002 earnings were enhanced by the pre-payment of principal on certain mortgage-backed securities held in the investment portfolios of the two funds. Proceeds from such pre-payments contributed approximately $353,000 to Insignia, net of payments to employees.

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

     The Insignia Bourdais purchase price consists of total potential consideration of approximately $49.0 million, including an initial payment of approximately $21.4 million in cash and stock (402,645 common shares) and additional payments totaling up to approximately $28.0 million over the three years ending December 31, 2004, depending on the performance of the Insignia Bourdais operation. The Company recorded contingent consideration of $6.0 million to goodwill in 2002 on the basis of the performance of Insignia Bourdais for its fiscal year ended March 31, 2002. The additional consideration was paid by issuance of 131,480 shares of Insignia common stock and cash of $4.7 million. The acquisition consisted substantially of specifically identified intangible assets and goodwill and has been allocated based upon estimates of value for such acquired intangibles. Identified intangible assets, which included customer backlog, property management contracts, a non-compete agreement, franchise agreements and a favorable premises lease have subjective values and such assets rarely if ever are transferred for value apart from the sale of the entire business. The values ascribed to such intangibles have been based on third party appraisals. The results of Insignia Bourdais have been included in the Company's financial statements since January 1, 2002.

Other Information

     The following table provides pro forma results of operations for the periods indicated, assuming consummation of the Groupe Bourdais acquisition as of January 1, 2001:


                                                                     THREE MONTHS         SIX MONTHS
(In thousands, except per share data)                                    ENDED               ENDED
                                                                     JUNE 30, 2001       JUNE 30, 2001
                                                                     -------------       -------------
    Revenues                                                               $ 179,230           $ 367,051
                                                                  ==================== ===================

    Loss from continuing operations                                          (1,586)               (579)
                                                                  ==================== ===================

    Net loss                                                                 (1,284)             (3,027)
                                                                  ==================== ===================

    Net loss per common share:

      - Basic                                                               $ (0.07)           $  (0.16)
                                                                  ==================== ===================
      - Assuming dilution                                                   $ (0.07)           $  (0.16)
                                                                  ==================== ===================


     Pro forma results of operations for Baker Commercial and Brooke International - India, each acquired in 2001, are not provided because the impact of these acquisitions on the Company's results of operations was not material.

8.   Private Financing

     On June 19, 2002, Insignia executed agreements for $50.0 million of new capital through a private investment by funds affiliated with Blackacre Capital Management, LLC. The investment consists of $12.5 million for 125,000 newly issued shares of convertible preferred stock with a stated value of $100.00 per share and a commitment to provide $37.5 million of subordinated debt. The preferred stock carries an 8.5% annual dividend, payable quarterly at Insignia's option in cash or in kind and is convertible into Insignia common stock at a price of $15.40 per share, subject to adjustment. The preferred stock has a perpetual term, although Insignia may call the preferred stock, at stated value, after June 7, 2005. In February 2000, Blackacre purchased $25 million of convertible preferred stock, which has now been exchanged for a new series of convertible preferred stock with an 8.5% annual dividend and a conversion price of $14.00 per share.

     The Blackacre credit facility, which is subordinate to Insignia's senior credit facility, bears interest at an annual rate of 11.25% to 12.25%, payable quarterly, depending on the amount borrowed. Insignia may borrow in as many as three tranches over the 18 month period ending in December 2003. The subordinated debt matures in June 2009. In July 2002, Insignia borrowed $15.0 million under the credit facility. The proceeds were used to finance the $18.5 million investment in a development property described in Note 6 above.

9. Earnings Per Share

     The following table sets forth the computation of the numerator and denominator used to compute, basic and diluted earnings from continuing operations per common share for the periods indicated. The potential dilutive shares from the conversion of preferred stock and the exercise of options, warrants and restricted stock is not assumed for the 2001 periods because the inclusion of such shares would be antidilutive.


                                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                         JUNE 30                    JUNE 30
                                                                         -------                    -------
                                                                    2002          2001          2002         2001
                                                                    ----          ----          ----         ----
                                                                                   (In thousands)
NUMERATOR:
Numerator for basic earnings per share:
Income (loss) from continuing operations                           $   3,175    $  (1,747)    $   2,767     $  (1,531)
   Preferred stock dividends                                            (323)        (250)         (573)         (500)
                                                                 ------------- ------------ ------------- -------------
Income (loss) from continuing operations available to common
  stockholders                                                         2,852       (1,997)        2,194        (2,031)

Effect of dilutive securities:
   Preferred stock dividends                                               -            -             -             -
                                                                 ------------- ------------ ------------- -------------
Numerator for diluted earnings per share - Income (loss) from continuing operations available to common stockholders after
   assumed conversions                                             $   2,852    $  (1,997)    $   2,194    $   (2,031)
                                                                 ============= ============ ============= =============

DENOMINATOR:
Denominator for basic earnings per share - weighted average
   common shares                                                      23,142       21,890        23,023        21,789

Effect of dilutive securities:
   Stock options, warrants and unvested restricted stock                 821            -           900             -
   Convertible preferred stock                                             -            -             -             -
                                                                 ------------- ------------ ------------- -------------
Denominator for diluted earnings per share - weighted
  average common shares and assumed conversions                       23,963       21,890        23,923        21,789
                                                                 ============= ============ ============= =============

10.  Comprehensive Income (Loss)

     Total comprehensive income (loss) for the three and six months ended June 30, 2002 totaled income of $10.4 million and loss of $11.7 million, respectively. For the comparable 2001 periods, total comprehensive losses were $1.8 million and $7.4 million, respectively. The following tables set forth the components of accumulated other comprehensive income (loss) for the periods indicated:

                                                                                                     ACCUMULATED
                                                       MINIMUM                       UNREALIZED         OTHER
                                                       PENSION     FOREIGN CURRENCY   GAINS ON      COMPREHENSIVE
SIX MONTHS ENDED - JUNE 30, 2002                      LIABILITY       TRANSLATION    SECURITIES     INCOME (LOSS)
                                                    ---------------------------------------------------------------
                                                                            (In thousands)
Balance - December 31, 2001                         $     (900)    $     (8,040)    $       50    $     (8,890)

Comprehensive (loss) income                               (90)           10,619             (7)         10,522
Reclassification adjustment for realized gain               -                 -            (82)            (82)
Income tax benefit (provision)                             29            (4,652)            39          (4,584)
                                                    ---------------------------------------------------------------
                                                          (61)            5,967            (50)          5,856

                                                    ---------------------------------------------------------------
BALANCE - JUNE 30, 2002                             $    (961)     $     (2,073)    $         -    $    (3,034)
                                                    ===============================================================

SIX MONTHS ENDED - JUNE 30, 2001

Balance - December 31, 2000                         $              $     (6,007)     $       43    $     (5,964)
                                                              -

Comprehensive (loss) income                                   -         (6,067)            104          (5,963)
Income tax benefit (provision)                                -          2,574             (43)          2,531
                                                    ---------------------------------------------------------------
                                                              -         (3,493)             61          (3,432)

                                                    ---------------------------------------------------------------
Balance - June 30, 2001                             $         -    $    (9,500)      $     104     $      (9,396)
                                                    ===============================================================

11.  Industry Segment Data

     Insignia's operating activities encompass two reportable segments that include (i) commercial real estate services including principal investment activities; and (ii) residential real estate services. The Company's reportable segments are business units that offer similar products and services and are managed separately because of the distinction between such services. The accounting policies of the reportable segments are the same as those used in the preparation of the consolidated financial statements.

     The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development and re-development, consulting and other services. The commercial segment also includes the Company's principal real estate investment activities. Insignia's commercial segment in 2002 comprises the operations of Insignia/ESG in the U.S., Insignia Richard Ellis in the U.K., Insignia Bourdais in France (which commenced operations in January 2002) and other businesses in continental Europe, Asia and Latin America. The residential segment provides services including apartment brokerage and leasing, rental brokerage; property management and mortgage brokerage services and consists of the New York based operations of Insignia Douglas Elliman and Insignia Residential Group. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting. The Company's Internet-based initiatives launched in 1999 were terminated in 2001. The operating impact of Internet initiatives for the first half of 2001 was limited solely to $7.1 million of write-downs on equity Internet investments made predominantly in 1999 and 2000.

     The following tables summarize financial information by industry segment for the periods indicated. In addition to financial measures defined by GAAP, Insignia management monitors and evaluates its financial performance using a primary supplemental measure. The primary measure, Net EBITDA, is defined as income from continuing operations before depreciation, amortization, property dispositions, Internet investment results and income taxes. This measure deducts all interest expense and includes Funds From Operations ("FFO") from real estate investments, which is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. Net EBITDA and Real estate FFO are measures that are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. This financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.

                                                  COMMERCIAL  RESIDENTIAL     OTHER       TOTAL
                                                  ------------------------------------------------
                                                                 (In thousands)
THREE MONTHS ENDED - JUNE 30, 2002
----------------------------------

REVENUES:
   Real estate services                           $ 136,518    $  41,756    $    --      $ 178,274
   Property operations                                2,176         --           --          2,176
                                                  ------------------------------------------------
      TOTAL REVENUES                                138,694       41,756         --        180,450
                                                  ------------------------------------------------

OPERATING INCOME (LOSS)                               6,218        4,290       (3,823)       6,685

OTHER INCOME AND EXPENSE:
   Interest income                                      644            1          376        1,021
   Interest expense                                    (128)          (6)      (2,013)      (2,147)
   Property interest expense                           (390)        --           --           (390)
   Foreign currency transaction (losses) gains          (27)        --             24           (3)
   Equity earnings in real estate ventures              534         --           --            534
                                                  ------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                            $   6,851    $   4,285    $  (5,436)   $   5,700
                                                  ================================================


SIX MONTHS ENDED - JUNE 30, 2002
--------------------------------

REVENUES:
   Real estate services                           $ 257,259    $  69,009    $    --      $ 326,268
   Property operations                                4,550         --           --          4,550
                                                  ------------------------------------------------
      TOTAL REVENUES                                261,809       69,009         --        330,818
                                                  ------------------------------------------------

OPERATING INCOME (LOSS)                               8,192        5,224       (6,628)       6,788

OTHER INCOME AND EXPENSE:
   Interest income                                    1,185            3          896        2,084
   Interest expense                                    (294)         (11)      (4,044)      (4,349)
   Property interest expense                           (951)        --           --           (951)
   Foreign currency transaction (losses) gains          (34)        --             47           13
   Equity earnings in real estate ventures            1,446         --           --          1,446
                                                  ------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                   $   9,544    $   5,216    $  (9,729)   $   5,031
                                                  ================================================

Total assets                                      $ 643,024    $  64,032    $  67,158    $ 774,214
Real estate investments                             108,680         --           --        108,680


                                                                                       INTERNET
                                                    COMMERCIAL      RESIDENTIAL       INITIATIVES       OTHER             TOTAL
                                                    ------------------------------------------------------------------------------
                                                                               (In thousands)
THREE MONTHS ENDED - JUNE 30, 2001
----------------------------------
REVENUES:
   Real estate services                             $ 138,770        $  31,492        $    --        $      --          $ 170,262
   Property operations                                  1,065             --               --               --              1,065
                                                    ------------------------------------------------------------------------------
   TOTAL REVENUES                                     139,835           31,492             --               --            171,327
                                                    ------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                 5,144              169             --             (3,001)           2,312

OTHER INCOME AND EXPENSE:
   Losses from Internet investments                      --               --             (2,639)            --             (2,639)
   Interest and other income                              316             --               --                663              979
   Interest expense                                      (150)              (3)            --             (3,590)          (3,743)
   Property interest expense                             (349)            --               --               --               (349)
   Foreign currency transaction gains                    --               --               --                282              282
   Equity earnings in real estate ventures                630             --               --               --                630
                                                    ------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                     $   5,591        $     166        $  (2,639)     $    (5,646)       $  (2,528)
                                                    =============================================================================


SIX MONTHS ENDED - JUNE 30, 2001
--------------------------------

REVENUES:
   Real estate services                             $ 284,437        $  60,922        $    --        $      --          $ 345,359
   Property operations                                  2,469             --               --               --              2,469
                                                    ------------------------------------------------------------------------------
   TOTAL REVENUES                                     286,906           60,922             --               --            347,828
                                                    ------------------------------------------------------------------------------

OPERATING INCOME (LOSS)                                14,514              237             --             (6,418)           8,333

OTHER INCOME AND EXPENSE:
   Losses from Internet investments                      --               --             (7,091)            --             (7,091)
   Interest and other income                            1,100             --               --              1,730            2,830
   Interest expense                                      (311)             (21)            --             (6,291)          (6,623)
   Property interest expense                           (1,172)            --               --               --             (1,172)
   Foreign currency transaction gains                    --               --               --                339              339
   Equity earnings in real estate ventures              1,054             --               --               --              1,054
                                                    ------------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                     $  15,185        $     216        $  (7,091)     $   (10,640)       $  (2,330)
                                                    =============================================================================

Total assets                                        $ 564,936        $ 174,151        $   6,401      $    40,831        $ 786,319
Real estate investments                                69,477             --               --               --             69,477

     Certain geographic information is as follows:


                                                       SIX MONTHS ENDED
                                        JUNE 30, 2002                   JUNE 30, 2001
                                ---------------------------------------------------------------
                                    TOTAL        LONG-LIVED        TOTAL         LONG-LIVED
                                   REVENUES        ASSETS         REVENUES         ASSETS
                                ---------------------------------------------------------------
                                                        (In thousands)
United States                       $255,207      $  320,708      $ 290,966        $ 314,917
United Kingdom                        49,939         112,138         49,986          105,936
Other countries                       25,672          31,423          6,876            7,721
                                ---------------------------------------------------------------
                                    $330,818      $  464,269      $ 347,828        $ 428,574
                                ===============================================================

     Long-lived assets are comprised of property and equipment, real estate investments, goodwill and acquired intangible assets.

12.  Significant Accounting Policies

Revenue Recognition

     The Company's real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales. Leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company's control are recognized upon the occurrence of such events. As certain conditions to revenue recognition for leasing commissions are outside of the Company's control and are not clearly defined, judgment must be exercised in determining when such required events to recognition have occurred. Revenues from tenant representation, agency leasing, investment sales and residential brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and changes in business and capital market conditions. As a consequence, the timing of transactions and resulting revenue recognition is difficult to predict.

     Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. In conjunction with the providing of management services, the Company customarily employs personnel (either directly or on behalf of the property owner) to provide services solely to the properties managed. Insignia is reimbursed, by the owners of managed properties, for all direct payroll related costs incurred in the employment of property personnel. The aggregate amount of payroll costs reimbursed approximates $40 million to $50 million annually. All such payroll reimbursements are characterized in the Company's statements of operations as a reduction of actual expenses incurred. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by the Company; (ii) Insignia is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to the Company is generally completed simultaneous with payment of payroll or soon thereafter; and (iv) the Company generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred.

Use of Estimates

     The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates and assumptions are used in the evaluation and financial reporting for, among other things, bad debts, self-insurance liabilities, intangibles and investment valuations, deferred taxes and pension costs. Actual results could differ from those estimates under different assumptions or conditions.

Real Estate Investments

     In addition to providing real estate services, Insignia invests in real estate assets and real estate debt. Generally, the Company's investment strategy involves identifying investment opportunities and investing as a minority owner in entities formed to acquire such assets. All principal investment activities are managed as a unit within the Company's commercial operating segment. The Company's minority-owned investments are accounted for under the equity method of accounting due to the Company's influence over the operational decisions made with respect to the real estate entities. The Company's portion of earnings in these real estate entities is reported in equity earnings in real estate ventures in its statements of operations, including gains on sales of property and net of impairments.

Conversely, income from dispositions of minority-owned development assets is reported in real estate services revenues in the Company's statements of operations. The Company's policy with respect to the timing of recognition of promoted profit participation interests in its real estate investments is to record such amounts upon collection.

     Each entity in which the Company holds an investment is a single purpose entity, the assets of which are subject to the obligations only of that entity. Each entity's debt, except for limited and specific guarantees aggregating $16.4 million (see discussion of Liquidity and Capital Resources in Item 2), is either
(i) non-recourse except to the real estate assets of the subject entity (subject to carve-outs standard in such non-recourse financing, including the misapplication of rents or environmental liabilities) or (ii) an obligation solely of such limited liability entity and thus is non-recourse to other assets of the Company.

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

     The Company evaluates all real estate investments on a quarterly basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of such investments below carrying value and the related undiscounted cash flows are not sufficient to recover the assets carrying amount. Generally, Insignia relies upon the expertise of its own property professionals to assess real estate values, however, in certain circumstances where Insignia considers its expertise limited with respect to a particular investment, third party valuations may also be obtained. Property valuations and estimates of related future cash flows are by nature subjective and will vary from actual results.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Insignia early adopted SFAS No. 144 as of January 1, 2001. SFAS No. 144 requires, in most cases, that gains/losses from dispositions of investment properties and all earnings from such properties be reported as "discontinued operations". SFAS No. 144 is silent with respect to treatment of gains or losses from sales of investment property held in a joint venture. The Company has concluded that, as a matter of policy, all gains and losses realized from sales of minority owned property in its real estate co-investment program constitute earnings from a continuing line of business. Therefore, operating activity related to that investment program will continue to be classified as income (loss) from continuing operations. However, SFAS No. 144 requires that all gains or losses from sales of consolidated properties be reported as discontinued operations. As a result, the Company's earnings from dispositions of consolidated properties would be excluded from reported income from continuing operations and included in discontinued operations.

Principles of Consolidation

     Insignia's financial statements include the accounts of all majority-owned subsidiaries and all entities over which the Company exercises voting control over operating decisions. All significant intercompany balances and transactions have been eliminated. Entities in which the Company owns less than the majority interest and has substantial influence are recorded on the equity method of accounting (net of payments to certain employees in respect of equity grants or rights to proceeds).

     In one instance, a minority-owned partnership (with additional promotional interests in profits depending on performance) is consolidated by virtue of near absolute control of the partnership. Since the limited partners' investment has been fully depreciated, the assets, liabilities and operations of the partnership are consolidated as if Insignia completely owned the asset, even though economically Insignia only holds a small minority interest.

Foreign Currency Translation

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. The British pound and euro represent the only foreign currencies of material operations, which collectively generate 15% to 25% of the Company's annual revenues. All currencies other than the British pound, euro and dollar have comprised less than 1% of annual revenues. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at the average exchange rates prevailing during the periods. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of stockholders' equity in other comprehensive income, unless there is a sale or complete liquidation of the underlying foreign investment. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the statement of operations in determining net income. For the first half of 2002, the Company's European operations have been translated into U.S. dollars at average exchange rates of $1.45 to the pound and $0.90 to the euro. In the first half of 2001, European operations were translated to dollars at average exchange rates of $1.43 and $0.89 to the pound and euro, respectively. The assets and liabilities of the Company's European operations have been translated at exchange rates of $1.53 to the pound and $0.99 to the euro at June 30, 2002 and were translated at exchange rates of $1.41 to the pound and $0.85 to the euro at June 30, 2001.

13.  Seasonality

     Seasonal factors affecting the Company are disclosed in Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Nature of Operations".

14.  Loans to Officers

     In March 2002, Insignia made a loan in the amount of $1.5 million to its Chairman and Chief Executive Officer. The variable interest rate on the loan is the same as the interest rate applicable to funds borrowed by Insignia on its revolving credit facility, which rate was approximately 4.5% at June 30, 2002. The loan is payable on or before March 5, 2005. Quarterly interest payments due on the loan are deducted currently from the Chairman's base compensation. The loan and any accrued interest thereon would be forgiven in limited circumstances, such as a significant transaction or change of control.

     In June 2001, Insignia made a loan in the amount of $1.5 million to its President. The variable interest rate on the loan is the same as the interest rate applicable to funds borrowed by Insignia on its revolving credit facility, which rate was approximately 4.5% at June 30, 2002. The loan becomes due upon the earliest of (i) voluntary termination of the President's employment with Insignia, (ii) the termination of the President's employment with Insignia for cause or (iii) March 15, 2006. Insignia will forgive $375,000 of the principal amount of the loan and accrued interest thereon on March 15 of the year following each of 2002, 2003, 2004 and 2005 to the extent that actual Net EBITDA equals or exceeds 75% of annual budgeted Net EBITDA for any such year, as approved by the Board of Directors. In addition, if aggregate actual Net EBITDA for fiscal 2002, 2003, 2004 and 2005 equals or exceeds aggregate annual budgeted EBITDA for such years, any outstanding principal amount of the loan and accrued interest thereon, will be forgiven as of March 15, 2006.

     In May 2002, Insignia made a loan in the amount of $270,000 to an Executive Vice President of the Company. The variable interest rate on the loan is the same as the interest rate applicable to funds borrowed by Insignia on its revolving credit facility, which rate was approximately 4.5% at June 30, 2002. Interest on the loan is payable to Insignia in cash on June 30 and December 31 of each year; provided, however, that until December 31, 2004 all interest accrued and payable may, at the discretion of the employee, be added to the outstanding principal balance of the loan instead of paid in cash. The loan is repayable on the earlier of (i) June 30, 2005 or (ii) 30 days following a termination of the employee's employment with Insignia for any reason. Beginning on August 1, 2002, Insignia will withhold up to 50% of any distribution payable to the employee, in respect of the employee's equity interest in the Company's profits interest in Insignia Opportunity Partners, the operating partnership subsidiary of Insignia Opportunity Trust, to be applied as a payment of accrued interest and outstanding principal.

     Pursuant to the Company's Supplemental Stock Purchase and Loan Program, Insignia has loans outstanding to seven employees, including three executive officers, of the Company. These loans were originally made in 1998 and 1999 for the purchase of 158,663 newly issued shares of Insignia's common stock at an average share price of approximately $12.18. The loans require principal and interest payments, at a fixed rate of 7.5%, in 40 equal quarterly installments ending December 31, 2009. The notes are secured by the common shares and are nonrecourse to the employee except to the extent of 25% of the outstanding amount. At June 30, 2002, the loans outstanding totaled $1.3 million and are presented as a reduction of stockholders' equity in the Company's condensed consolidated balance sheet.

15.  Material Contingencies

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

     In December 2001, the Company entered into a stock purchase agreement with Real Living, Inc., the purchaser, that provided for the sale of 100% of the stock of Realty One and its affiliated companies. Such affiliated companies included First Ohio Mortgage Corporation, Inc., First Ohio Escrow Corporation, Inc. and Insignia Relocation Management, Inc. As a part of sale, the Company agreed generally to indemnify the purchaser against all losses up to the purchase price (subject to certain deductible amounts), resulting from the following: (i) breaches by the Company of any representations, warranties or covenants in the stock purchase agreement; (ii) pre-disposition obligations for goods, services, taxes or indebtedness except for those assumed by Real Living, Inc.; (iii) change of control payments made to employees of Realty One; and (iv) any third party losses arising or related to the period prior to the disposition. In addition, the Company provided an indemnification for losses incurred by Wells Fargo Home Mortgage, Inc. ("Wells Fargo") and/or the purchaser in respect of (i) mortgage loan files existing on the date of closing; (ii) fraud in the conduct of its home mortgage business; and (iii) the failure to follow standard industry practices in the home mortgage business. The aggregate loss for which the Company is potentially liable to Wells Fargo is limited to $10 million and the aggregate of any claims made by the purchaser and Wells Fargo shall not exceed the purchase price. As of July 31, 2002, the Company was not aware of any matters that would give rise to a material claim under these warranties and indemnities.

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

16.  Equity

     During the six month period ended June 30, 2002, the Company had the following changes in stockholders' equity:

     a)  Net loss of $17,603,000 for the six months ended June 30, 2002.

     b) Issuance of 125,000 shares, or $12,500,000, of convertible preferred stock (less $175,000 of issuance costs).

     c) Exchange of 250,000 shares, or $25,000,000, of convertible preferred stock, originally issued in February 2000, for a new series of convertible preferred stock that carries an 8.5% annual dividend, payable quarterly at Insignia's option in cash or in kind, and convertible into Insignia common stock at a price of $14.00 per share.

     d)  Payments of $633,333 in preferred stock dividends.

     e) Exercise of stock options to purchase 98,795 shares of Insignia common stock at exercise prices ranging from $4.08 to $11.59 per share.

     f) Sale of 53,864 shares of Insignia common stock, at an average price of approximately $8.67, under the Company's Employee Stock Purchase Program.

     g) Issuance of 131,480 shares (valued at $1.3 million) of Insignia common stock in connection with the Groupe Bourdais acquisition.

     h) Issuance of 81,116 shares of Insignia common stock for vested restricted stock awards.

     i)  Accrued compensation of $390,000 relating to restricted stock awards.

     j) Payments of $77,000 on notes receivable for common stock. In addition, the retired Chairman of the Company's U.K. subsidiary, Insignia Richard Ellis and a Vice Chairman of Insignia/ESG, Inc. assigned to the Company, for retirement, 47,786 shares of Insignia common stock with an average market value of $11.35 per share. Such common shares were retired in satisfaction of common stock purchase notes receivable of $542,000

     k) Other comprehensive income of $5,856,000, net of applicable taxes, for the six months ended June 30, 2002, arising substantially from the translation of European net assets at higher exchange rates

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Business

     Insignia is a leading provider of international real estate and financial services with pre-eminent operations in the United States, the United Kingdom and France, as well as other operations in continental Europe, Asia and Latin America. Insignia also invests its own capital alongside strategic third-party investors in principal real estate oriented ventures, including co-investment in existing properties, real estate development and managed private investment funds.

     Insignia's businesses offer a diversified array of services including commercial leasing, sales brokerage, corporate real estate consulting, property management, property development and re-development, apartment brokerage and leasing, condominium and cooperative apartment management, real estate oriented financial services, equity co-investment and other services. Insignia's primary real estate service businesses include Insignia/ESG (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Insignia Bourdais (French commercial real estate services; acquired in December
2001), Insignia Douglas Elliman (apartment brokerage and leasing) and Insignia Residential Group (condominium and cooperative apartment management). Insignia also offers commercial real estate services in other key markets throughout continental Europe, Asia and Latin America in the following locations: Madrid, Spain; Frankfurt, Germany; Milan, Italy; Brussels, Belgium; Amsterdam, the Netherlands; Tokyo, Japan; Hong Kong, Beijing and Shanghai, China; Bangkok, Thailand; Mumbai, Hyderabad, Bangalore, Chennai and Delhi, India; Manila, Philippines; and Mexico City, Mexico. The Company also holds 10% ownership interests in two commercial services businesses located in Dublin, Ireland and Belfast, Northern Ireland.

     Insignia now enjoys a position of particular strength in the New York-London-Paris axis. Insignia's December 2001 acquisition of Insignia Bourdais (formerly Groupe Bourdais) in France added a third key link to the Company's global service platform, joining the New York and London axis that anchors the Company's network of strategic business centers around the globe. New York, London and Paris each represent world financial capitals and key centers for international capital flows and global corporate headquarters. Insignia also enjoys a unique position in New York, where it is one of the preeminent service providers of real estate services in New York City through Insignia/ESG in commercial real estate services and Insignia Douglas Elliman and Insignia Residential Group in residential real estate services.

     Insignia was recently ranked as the number one "Most Powerful Brokerage Firms" for 2001, as published in the April 16, 2002 issue of Commercial Property News, and the number one brokerage firm in the U.S., according to a list published in the July 2002 issue of National Real Estate Investor. On a worldwide basis, the Company completed commercial transactions valued at over $45.0 billion, substantially more than any other firm that reported 2001 results. The Company's real estate services operations and real estate principal investment activities are more fully described below.

Commercial Real Estate Services

     The Company's commercial real estate services are performed through Insignia/ESG in the United States, Insignia Richard Ellis in the United Kingdom, Insignia Bourdais in France and other Insignia subsidiaries in continental Europe, Asia and Latin America. The Company's commercial services operations generated aggregate service revenues of $257.3 million in the first half of 2002, representing 79% of the Company's total service revenues for the period.

     United States

     All commercial real estate services in the U.S. are rendered under the Insignia/ESG brand. Through Insignia/ESG, the Company is among the leading providers of commercial real estate services in the U.S. with a leadership position in the New York metropolitan area and a significant presence in other major markets, including Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and Miami. Insignia/ESG's U.S. commercial real estate services operation represents the Company's largest business unit. For the first half of 2002, U.S. commercial services rendered by Insignia/ESG generated revenues of $181.6 million, representing 56% of the Company's total service revenues for the period.

     The Company provides a broad spectrum of commercial real estate services throughout the U.S. to corporations and other major space users, property owners and investors. These services include tenant representation, property leasing and management, property acquisition and disposition services, investment sales, mortgage financing, equity co-investment, development, redevelopment and corporate real estate consulting services. The Company serves tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. Insignia/ESG's major corporate sales/leasing clients include JP Morgan Chase, Lehman Brothers, The New York Times Company, Marsh & McLennan, Empire Blue Cross Blue Shield, Deutsche Bank, Metropolitan Life Insurance, and Credit Suisse First Boston. In addition, the Company provides property services for approximately 280 million square feet of commercial real estate in the U.S., including office, industrial, retail and mixed-use properties. The Company's clients include The Irvine Company, Metropolitan Life Insurance Co., Teachers Insurance and Annuity Association, JP Morgan Chase, and UBS Brinson.

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

     Europe

     The Company's European businesses consist of commercial real estate operations in the United Kingdom, France, Germany, Italy, Belgium, Spain, Ireland and the Netherlands. For the first half of 2002, European operations collectively produced service revenues of $72.9 million, accounting for 22% of Insignia's total service revenues for the period.

    The Company's U.K. subsidiary, London-based Insignia Richard Ellis, is among the three leading commercial real estate service providers in the United Kingdom. For 2001, Insignia Richard Ellis retained the number one position for the second year in the highly competitive central London market for leasing and acquisition services, according to a survey published in the March 9, 2002 issue of Estates Gazette. During the first half of 2002, Insignia Richard Ellis generated service revenues of approximately $49.9 million, or 15% of the Company's total service revenues for the period.

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

    Through Insignia Bourdais, headquartered in Paris, the Company operates one of France's premier real estate service companies. Based on a 2001 survey published by L'Immobiliere d'enterprise Magazine, Insignia Bourdais commands approximately a 20% market share of leasing and investment activity in France, representing a number two ranking behind only Atis Real Auguste Thouard. During the first half of 2002, Insignia Bourdais generated service revenues of approximately $18.1 million, or 6% of the Company's total service revenues for the period.

     Insignia Bourdais has five offices in the greater Paris region and maintains full-service offices in the Aix-en-Provence, Lyon and Marseille markets. In addition, Insignia Bourdais maintains affiliate relationships in 20 additional markets throughout France. Major clients in France include Siemens, GE Capital, France Telecom, Unibail, Renault and Groupe AMA.

     Asia and Latin America

     The Company operates in Asia through 12 commercial service offices in the following locations: Tokyo, Japan; Hong Kong; Beijing and Shanghai, China; Bangkok, Thailand; Mumbai, Hyderabad, Bangalore, Chennai and Delhi, India; and Manila, Philippines. The Company also has full service capabilities in Latin America through Mexico City based Insignia/ESG de Mexico. Insignia/ESG de Mexico serves clients throughout the major markets in Mexico and leading business centers of South America, including Buenos Aires, Rio de Janeiro and Sao Paulo. The Company's businesses in Asia and Latin America specialize in commercial leasing, tenant representation, acquisition advisory and due diligence services, project coordination and supervision, real estate valuations, tenant representation, asset management and strategic advisory services. During the first half of 2002, the Company's start-up operations in Asian and Latin American - launched in 2001 - generated aggregate revenues of $2.7 million.

Residential Real Estate Services

     The Company's residential real estate services are focused on the New York City marketplace through the operations of Insignia Douglas Elliman and Insignia Residential Group. Through these businesses, the Company provides apartment brokerage and leasing and condominium and cooperative apartment management. The Company's residential services operations generated aggregate service revenues of $69.0 million in the first half of 2002, or approximately 21% of the Company's total service revenues.

     New York City Apartment Sales and Rentals

    Through Insignia Douglas Elliman, Insignia provides sales and rental services in the New York City residential cooperative, condominium and rental apartment market. In addition to New York City, Insignia Douglas Elliman also operates in upscale suburban markets in Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Insignia Douglas Elliman commands the number two position in New York City, according to the March 11, 2002 issue of Crain's New York Business, with gross sales volume of approximately $2.4 billion in 2001. Insignia Douglas Elliman had been ranked number one in prior years; its decline to the number two position in 2001 is attributable solely to the combination of three competitors - the former Brown Harris Stevens, Halstead/Feathered Nest and Halstead Property Co. under the ownership of Terra Holdings. During the first half of 2002, Insignia Douglas Elliman generated service revenues of approximately $55.7 million, or 17% of the Company's total service revenues for the period.

     New York City Apartment Management

     Through Insignia Residential Group, the Company operates the largest manager of cooperative, condominium and rental apartments in the New York metropolitan area, according to a survey in the February 2002 issue of The Cooperator. Insignia Residential Group provides full service third-party fee management for more than 300 properties, comprising in excess of 60,000 residential units. Among the notable properties currently managed by Insignia Residential Group in the New York metropolitan area are Stuyvesant Town/Peter Cooper Village, Worldwide Plaza, and Horizon House. Stuyvesant Town/Peter Cooper Village is an 11,000-unit residential community owned by Metropolitan Life that represents one of the single largest property services assignments in New York City.

     Manhattan is the largest market for Insignia Residential Group, although it also maintains a presence in three other boroughs of New York City as well as Long Island, Westchester County and Northern New Jersey. In addition to property management, Insignia Residential Group also offers mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions. Insignia Residential Group generated total service revenues of $13.3 million in the first half of 2002.

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

RESULTS OF OPERATIONS

     Insignia's second quarter of 2002 benefited from a modest improvement in the business activity over first quarter of 2002 consistent with the Company's typical seasonal pattern of performance. In particular, the Company's residential apartment brokerage and leasing unit, Insignia Douglas Elliman, produced its strongest quarter ever and European commercial services operations improved significantly from the first quarter of 2002. The Company's residential property management operation, Insignia Residential Group, also benefited from a re-engineering process and turned in a strong operating performance for the second quarter of 2002 quarter (before a $1 million charge for the estimated costs of a lease covering office space vacated in June 2002). Payments due under this vacated lease, which expires in January 2009, total approximately $1.3 million annually. While U.S. commercial services operations performed better in the second quarter of 2002, as compared with the first quarter of 2002, leasing activity in virtually all U.S. markets remained soft. As a result, financial performance of the U.S. commercial operation in the second quarter 2002 lagged behind the same period of 2001.

     Overall, Insignia's business reflects a balance between a very strong residential New York market and a weak worldwide environment for commercial leasing services as corporate clients remain slow to make commitments given the uncertainty of the economy. As a consequence, the time needed to complete transactions has lengthened materially. Compared with the accelerated pace of activity in the late 1990s and 2000, office leases and property investment sales including those in our co-investment portfolio -- are now taking as much as twice as long to consummate. This will probably cause some of the transactions that the Company might have expected to close in 2002 to be delayed until 2003.

     For the second quarter of 2002, the Company reported income from continuing operations of $3.2 million ($0.12 per diluted share), an improvement from a loss of $1.7 million ($0.09 per diluted share) in the second quarter of 2001. Net income for the second quarter of 2002 totaled $3.2 million ($0.12 per diluted share) compared to a net loss of $1.4 million for the same period of 2001. Earnings for the second quarter of 2001 were reduced by $2.6 million of pre-tax losses on Internet-related investments as well as goodwill amortization of $4.4 million.

     For the second quarter of 2002, Net EBITDA was $12.3 million ($0.46 per diluted share) up 10% from $11.2 million ($0.44 per diluted share) in the second quarter of 2001. Service revenues for the second quarter of 2002 totaled $178.3 million, an increase from $170.3 million for the same period in 2001. The increase in revenues includes an $8.1 million contribution from the Company's French business unit, Insignia Bourdais (acquired in late December 2001) and a $10.4 million increase at Insignia Douglas Elliman, offset by a $11.9 million decline in Insignia/ESG.

     For the first six months of 2002, income from continuing operations totaled $2.8 million ($0.09 per diluted share), an improvement from a loss of $1.5 million ($0.09 loss per diluted share) in the first six months of 2001. The 2001 results reflect pre-tax losses on Internet investments of $7.1 million and goodwill amortization of $8.5 million. In addition, the cumulative effect of the required change in accounting principle for goodwill in 2002 and the results of the discontinued Realty One operation reduced net income, with a net loss of $17.6 million for the first half of 2002 and $4.0 million for 2001.

     For the first half of 2002, Net EBITDA totaled $18.3 million ($0.69 per diluted share), down from $26.6 million ($1.06 per diluted share) for the same period last year. For the first half of 2002, revenues reached $326.3 million, down from $345.4 million for the 2001 period. The first half 2001 results were bolstered by an unusually strong first quarter, the best in the Company's history, while this year's first quarter was much weaker than in recent years.

     Earnings per share for the 2002 periods was lowered by a 9% increase in average diluted shares from a year ago. Increases approximated 900,000 shares for the dilutive effect of options and warrants that were non-dilutive by virtue of reported losses in 2001, approximately 500,000 shares issued to employees in option exercises and stock plan purchases and approximately 534,000 shares issued in connection with the Insignia Bourdais acquisition.

     Insignia management monitors and evaluates its financial performance using two primary measures - Net EBITDA and income from continuing operations. Net EBITDA is defined as income from continuing operations before depreciation, amortization, property dispositions, Internet investment results and income taxes. Net EBITDA deducts all interest expense and includes Funds From Operations ("FFO") from real estate co-investments. Real estate FFO is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. Net EBITDA and Real Estate FFO are supplemental measures that are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms.

     The table below depicts the Company's operating results, in a format that highlights the above measures, and reconciles them to GAAP net income, for the three and six months ended June 30, 2002 and 2001, respectively. Operating results for each period present all results related to the sold Realty One business in discontinued operations. This information has been derived from the Company's condensed consolidated statements of operations for the periods then ended.


                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                               JUNE 30                           JUNE 30
                                                               -------                           -------
                                                        2002             2001              2002            2001
                                                        ----             ----              ----            ----
                                                                             (In thousands)
REAL ESTATE REVENUES
     Commercial - United States                    $       95,185   $     107,036       $   181,648    $   227,575
     Commercial - International                            41,333          31,734            75,611         56,862
     Residential                                           41,756          31,492            69,009         60,922
                                                   --------------   -------------       -----------    -----------
         Total real estate service revenues               178,274         170,262           326,268        345,359
                                                   --------------   -------------       -----------    -----------

COSTS AND EXPENSES
     Real estate services                                 161,961         155,342           301,574        311,971
     Administrative                                         3,801           2,982             6,583          6,382
                                                   --------------   -------------       -----------    -----------
EBITDA - REAL ESTATE SERVICES (1)                          12,512          11,938            18,111         27,006
     Real estate FFO (2)                                      891           1,703             2,412          3,023
     Interest income                                        1,021             979             2,084          2,830
     Foreign currency (losses) gains                           (3)            282                13            339
     Interest expense                                      (2,147)         (3,743)           (4,349)        (6,623)
                                                   --------------   -------------       -----------    -----------
NET EBITDA (1)                                             12,274          11,159            18,271         26,575
     Net gains on sales of real estate                        649             464             1,621            464
     Depreciation  -- FF&E                                 (4,248)         (3,805)           (8,541)        (7,284)
     Amortization of intangibles                           (1,388)         (6,392)           (3,109)       (12,651)
     Property depreciation (3)                             (1,587)         (1,315)           (3,211)        (2,343)
                                                   --------------   -------------       -----------    -----------
INCOME FROM REAL ESTATE OPERATIONS                          5,700             111             5,031          4,761

   Losses from Internet investments                            --          (2,639)               --         (7,091)
                                                   --------------   -------------       -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                      5,700          (2,528)            5,031         (2,330)

   Income tax (expense) benefit                            (2,525)            781            (2,264)           799
                                                   --------------   -------------       -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                    3,175          (1,747)            2,767         (1,531)

Discontinued operations:
   Operating loss, net of applicable taxes                     --             302                --         (2,448)
   Adjustment to loss on disposal, net of taxes                --              --               265             --
                                                   --------------   -------------       -----------    -----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                           3,175          (1,445)            3,032         (3,979)

Cumulative effect of a change in accounting
   principle, net of applicable tax benefit                    --              --           (20,635)            --
                                                   --------------   -------------       -----------    -----------

NET INCOME (LOSS)                                           3,175          (1,445)          (17,603)        (3,979)
                                                   ==============    ============      ============   =============

Preferred stock dividends                                    (323)           (250)             (573)          (500)
                                                   --------------   -------------       -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                    $        2,852    $     (1,695)     $    (18,176)  $      (4,479)
                                                   ==============    ============      ============   =============

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

(3) Property depreciation represents the depreciation attributed to the three consolidated real estate properties as well as the portion of depreciation expense of equity real estate investees attributed to Insignia's ownership.

Commercial Real Estate Services

     Insignia's commercial real estate service operations include Insignia/ESG in the United States, Insignia Richard Ellis in the United Kingdom, Insignia Bourdais in France and other subsidiaries in Germany, Italy, Belgium, the Netherlands, Asia and Latin America. Commercial real estate services operations produced revenues of $136.5 million for the second quarter of 2002, compared with $138.8 million for the same period last year. EBITDA totaled $10.9 million, versus $13.0 million for the second quarter of 2001. For the first six months of 2002, revenues totaled $257.3 million in commercial real estate services, compared with $284.4 million in the first half of 2001, while EBITDA reached $17.3 million in the first half of this year, versus $29.8 million in the 2001 period.

     United States

     U.S. results for the second quarter and year-to-date 2002 reflect continuing weak leasing transaction activity extending from a general lack of corporate real estate decision-making begun in 2001. The current market environment is marked by a sharp decline in leasing activity, higher vacancy rates and a decrease in rent levels. U.S. commercial real estate services EBITDA was $6.0 million for the second quarter, down from $8.0 million for the second quarter of 2001. For the first half of 2002, U.S. commercial real estate services posted EBITDA of $10.1 million, representing a 58% decline from $24.2 million for the first half of 2001. U.S. service revenues totaled $95.2 million for the second quarter of 2002 and $181.6 million for the first half of 2002. These results represented declines from $107.0 million and $227.6 million, respectively, for the same periods of 2001. First half results in 2001 were characterized by an unusually strong first quarter, the best in the Company's history, higher levels of leasing activity nationwide and contributions of development income of $4.6 million. There was no development income in the first half of 2002. Conversely, the Company's fund management business (Insignia Opportunity Trust and Insignia Opportunity Partners II) continued to contribute positively to U.S. commercial performance. As evidence, Insignia generated EBITDA of $1.3 million and $1.8 million, respectively, during the second quarter and six months of 2002 from the two funds. During the three and six month periods of 2001, the Company's fund management generated EBITDA of $800,000 and $1.3 million, respectively. The 2002 fund management performance was bolstered by the principal pre-payment of certain mortgages held in the investment portfolios of one of the funds.

     Europe

    European EBITDA was $5.9 million for the second quarter of 2002, up modestly from $5.8 million in the second quarter of 2001. European service revenues totaled $39.8 million for the second quarter of 2002, up 30% from $30.7 million in 2001. The 2002 second quarter included contributions from the Insignia Bourdais business in France of $8.2 million of revenues and $429,000 of EBITDA, which accounted for all of the year to year net change. Insignia's United Kingdom operation, Insignia Richard Ellis, continues to capitalize on a favorable environment for investment sales. For the first six months of 2002, European EBITDA totaled $9.1 million, up from $7.2 million in the same period in 2001. European service revenues totaled $72.9 million for the first half of 2002, up 32% from $55.4 million in 2001. The strength of European operations in the first half of 2002 is largely attributable to Insignia Bourdais. The Insignia Bourdais operation in France, acquired in late December 2001, contributed $18.1 million of revenues and $2.5 million of EBITDA in the first half of 2002. Strength in the European investment sales sector in 2002 has been predominantly offset by weakness in most European leasing markets (the primary exception being Paris), which suffer from activity declines similar to that experienced in the U.S. thus far in 2002.

     Insignia's European operating results in 2002 have been translated into U.S. dollars at average exchange rates of $1.45 to the pound and $0.90 to the euro. In 2001, European operating results were translated into U.S. dollars at average exchange rates of $1.43 to the pound and $0.89 to the euro. Therefore, the recent strength of the European currencies toward the end of the second quarter and into the third quarter has not yet had much effect on U.S. dollar reporting of European results.

     Asia and Latin America

     The Company's start-up operations in Asia and Latin America - launched in 2001 - incurred aggregate losses of $1 million for the second quarter of 2002 (on $1.5 million of services revenues) and $1.9 million for the first half of 2002 (on $2.7 million in services revenues). This poor 2002 performance compares similarly to losses of approximately $800,000 and $1.6 million, respectively, for the second quarter and six months of 2001. The performance of these operations continues to disappoint primarily due to poor economic conditions constraining business activity levels. The Company originally expected these businesses to perform at a break-even level for 2002. However, the persistent weakness in global commercial real estate markets has made this unlikely and Insignia now expects an overall EBITDA loss from Asian and Latin American operations for 2002.

Residential Real Estate Services

     The Company's residential real estate services are provided through New York-based Insignia Douglas Elliman and Insignia Residential Group. These residential real estate services operations benefited from a strong New York co-op and condo sales market as well as from market share gains and a corporate re-engineering process initiated in 2001. In the second quarter of 2002, residential service revenues totaled $41.8 million, an increase of 33% compared with $31.5 million in the second quarter of 2001, and residential EBITDA increased significantly to $5.4 million, a 188% gain over the second quarter 2001 and a 173% improvement from first quarter 2002. Insignia Douglas Elliman generated service revenues and EBITDA of $35.0 million and $5.8 million, respectively, during the 2002 second quarter, representing increases of 42% for revenues and 262% (or $4.2 million) for EBITDA over the 2001 period. Insignia Douglas Elliman's gross transaction volume totaled $921.8 million for the second quarter, a 46% increase from the same period in 2001. The number of units sold increased 53% for the quarter. The average sales price decreased by 2.4% from 2001 to approximately $788,000.

     For the first six months of 2002, revenues from residential operations climbed 13%, or $8.1 million, from a year ago to $69.0 million, while EBITDA improved 107%, or $3.8 million, to $7.4 million. The New York residential sales market is demonstrating strength on a number of levels since the current recovery began in December 2001, exhibiting strength across the entire price spectrum. This improvement reflects benefits derived from pent-up demand from the late 2001 period when new contract signings came to a virtual standstill. Insignia Douglas Elliman's performance in 2002 has out-paced the performance of the New York City market as a whole, indicating an ability of the Company to increase its market share. For the first half of 2002, Insignia Douglas Elliman generated service revenues and EBITDA of $55.7 million and $7.4 million, respectively, representing increases of 17% for revenues and 153% (or $4.5 million) for EBITDA over the 2001 period. For the first half of 2002, Insignia Douglas Elliman's gross transaction volume totalled $1.5 billion, representing a 29% increase from the first half of 2001. The number of units sold during the first half of 2002 also increased 29% over 2001, while the average sales price declined a modest 1% from 2001 to approximately $818,000.

     Residential EBITDA for the second quarter and first half of 2002 was reduced by a $1.0 million charge for the estimated costs of subleasing excess office space previously used by the Company's residential property management subsidiary, Insignia Residential Group. The space became available as a result of a 2001 reorganization plan that called for the termination of non-profitable management assignments and corresponding reductions in related staff. The lease charge was determined based on assumptions regarding the probable sublease of the excess space, including passage of an estimated 12 months prior to receiving rents from a subtenant. Aside from this lease charge, Insignia Residential Group has benefited from operating efficiencies achieved from the termination of unprofitable management assignments. Excluding this charge, Insignia Residential Group's second quarter 2002 EBITDA increased 121% to $617,000 (from $279,000 in
2001) on service revenues of $6.7 million. For the first half of 2002, Insignia Residential Group produced service revenues of $13.3 million, consistent with 2001, and EBITDA of $961,000 (excluding the $1 million charge), a 50% improvement over 2001 ($637,000).

Administrative

     Corporate administrative expenses increased 27% to $3.8 million during the second quarter of 2002 and 3% to $6.6 million for the first half of 2002. Higher travel costs and contributions, as well as the timing of them, affect the comparison. Insignia is also incurring higher professional fees, which trend will further accelerate in the second half. Finally, contingent signing bonuses provided by the employment agreements of two executive officers became payable in the second quarter of 2002.

Other Items Included in the Determination of Net EBITDA

     Interest income increased 4% to $1.0 million for the second quarter of 2002 and declined 26% to $2.1 million for the first half of 2002 compared to the same periods of 2001. Lower interest rates and higher cash balances account for the second quarter change. The 2001 first quarter benefited from interest income on cash held for payment of the record level of year-end 2000 bonuses, which were paid in March 2001.

     Corporate interest expense decreased 43%, or $1.6 million, to $2.1 million for the second quarter of 2002 and 34%, or $2.3 million, to $4.3 million for the first half of 2002. The Company continues to benefit from lower interest rates on its LIBOR based borrowings and reduced borrowing levels as a result of a $32 million pay-down of debt during the first quarter of 2002. The average interest rate on the $117 million outstanding on the revolving credit facility was approximately 4.5% for the first half of 2002, compared to an average of over 7% for the same period of 2001.

     Real Estate FFO from the Company's property investment portfolio declined 48% to $891,000 for the second quarter of 2002 (from $1.7 million in 2001) and 20% to $2.4 million for the six months of 2002 (from $3.0 million in 2001). The primary reasons for the decline are (i) the sale of Fresh Meadows in late 2001, which contributed FFO of $373,000 in the second quarter of 2001 and $375,000 in the 2001 first half; (ii) $250,000 from a lease termination fee in the first quarter of 2001; and (iii) negative FFO of $266,000 in the second quarter of 2002 and $167,000 for the 2002 first half of a consolidated apartment property in which the Company holds a controlling minority interest.

Other Items Included in the Determination of Income from Continuing Operations

     Gains realized from sales of real estate by minority owned ventures totaled $649,000 for the second quarter of 2002 and $1.6 million for the first half of 2002. The second quarter gain was achieved from the sale of a 25% owned office building in California. Gains for the first half of 2002 included the first quarter sale of a 10% owned office/retail property located in California. The 2002 performance compares favorably to a gain of $464,000 for the second quarter and six months of 2001 resulting from the sale of a 25% owned office building also located in California. These gains are recorded after payments, totaling $2.5 million in 2002 and $695,000 in 2001, made pursuant to employee participation interests. Comparisons of this type of income do not reflect performance of the investments for the comparative period, but rather the volume of asset sales in the period and the cumulative value change of the investments sold.

     Depreciation of FF&E increased 12% to $4.3 million for the second quarter of 2002, from $3.8 million for the comparable period of 2001. For the six months, depreciation increased 17% to $8.5 million (over $7.3 million in 2001). The increases are the result of capital spending of approximately $12 million over the past year primarily for leasehold improvements (in connection with addition or relocation of offices and software).

     Amortization of intangibles declined 78%, or $4.0 million, in the second quarter of 2002 and 75%, or $9.5 million, for the six months of 2002. The adoption of new accounting standards requiring elimination of amortization of goodwill, effective January 1, 2002, was responsible for $4.4 million of the decrease in the second quarter of 2002 and $8.5 million of the decline for the first half of 2002. The remainder of the decrease was attributed to property management contracts that fully amortized in 2001. Amortization expense in 2002 relates primarily to acquired property management contracts, non-compete agreements and the customer backlog existing at the time of the Groupe Bourdais acquisition.

     In 2001, the Company incurred pre-tax Internet losses of approximately $2.6 million during the second quarter and $7.1 million for the six-month period. These losses represented impairment write-offs of certain third-party Internet-based investments made predominantly in 1999 and 2000. Insignia had no Internet-related activity during the second quarter or first half of 2002.

     Income taxes on continuing operations for the three and six months of 2002 totaled $2.5 million and $2.3 million, respectively, as determined based on a 45% estimated consolidated effective tax rate. Conversely, the same periods of 2001 included income tax benefits due to the reported levels of pre-tax losses for those periods. The income tax benefits for the second quarter and first half of 2001 were lowered by the partial non-deductibility of certain Internet losses.

Other Factors in the Determination of Net Income

     Net income for the first half of 2002 was favorably impacted by income from discontinued operations of $265,000 pertaining to contractual post closing adjustments in conjunction with the Realty One sale. Financial results for 2001 included, in discontinued operations, operating income of $302,000 during the second quarter and an operating loss of $2.4 million for the six-months related to Realty One. Conversely, net earnings for the first half of 2002 were adversely affected by a goodwill impairment charge of $20.6 million (net of tax of $9.4 million) reported as the cumulative effect of a change in accounting principle.

     With respect to the goodwill accounting change, the Company conducted internal analyses in 2001 that indicated the U.S. commercial operation was not impaired and that goodwill of the Asia operation was in fact impaired. The Company also determined that there was a possibility of impairment in the European operations and Insignia Douglas Elliman and engaged third-party valuation consultants (Standard & Poor's) to appraise the businesses. Their evaluations indicated no impairment in the European operations and Insignia Douglas Elliman's impairment was calculated to be $26.8 million before taxes. The total impairment charge of $30.0 million before taxes included approximately $3.2 million related to goodwill of Insignia Brooke in Asia.

     The Insignia Douglas Elliman impairment was derived based on an estimated enterprise value of 5.5 times an estimated normalized annual EBITDA of $8.0 million. Such an estimate is highly subjective, and a small difference in estimated valuation multiple or normalized income can produce a large difference in estimated value. The Company recognizes that at the time the valuation was performed, as of January 1, 2002, the normalized EBITDA a willing buyer would conclude was a particularly difficult estimate. Insignia Douglas Elliman had produced EBITDA of over $11.0 million in 2000, while only producing $4.7 million in the unusual 2001 year. Subsequent to the January 1, 2002 valuation, Insignia Douglas Elliman's operations in 2002 have performed at much higher level than the normalized estimate on an annualized basis.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources are available from its cash and cash equivalents, unused capacity under its $230 million revolving credit facility and $37.5 million senior subordinated debt facility, and cash generated by operations. Historically, capital expenditures and investments in minority ownership interests in real estate related investments have been funded through cash from operations, and the revolving credit facility has been used to fund the cash portion of acquisitions of businesses and, in 2000, certain e-commerce investments.

     Insignia's unrestricted cash at June 30, 2002 totaled $82.6 million, representing a $49.3 million decline from $131.9 million at December 31, 2001. The decline stems primarily from payment of 2001 incentive compensation of approximately $50.0 million, and a $32.0 million pay-down on the senior revolving credit facility, offset in part by $24.0 million in net proceeds from the sale of Realty One.

     The Company uses Net EBITDA reduced by applicable income taxes as a proxy for its cash flow from operations because this computation derives a measure of working capital resources produced by operations, which is generally available for real estate investment or other purposes. The table below summarizes Net EBITDA less applicable income taxes and deductions for capital expenditures for the six months ended June 30, 2002 and 2001, respectively.

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                                2002             2001
                                                ----             ----
                                                   (In thousands)

           NET EBITDA                     $     18,271     $      26,575

           Income tax expense                   (2,264)          (2,037)
                                          ---------------- -----------------

           AFTER TAX NET EBITDA                 16,007           24,538

           Capital expenditures                 (2,841)          (6,740)
                                          ---------------- -----------------

            TOTAL                         $     13,166     $      17,798
                                          ================ =================

     While this working capital measure differs from cash flow from operations under GAAP, the GAAP measure differences tend to be temporary in Insignia's businesses and by its construction matches incentives earned in the prior year with current year operations. For example, cash used in operations during the first half of 2002 totaling $50.2 million includes $50.0 million of incentive payments for the preceding fiscal year as well as January 2002 commissions paid to brokers attributed to high collections in December 2001. For the first half of 2001, cash used in operating activities totaled $57.3 million, including approximately $75.0 million of incentive compensation paid for the record 2000 year. The Company's operating cash flows also include certain real estate interests and Internet activity, which Insignia views as non-operating activities. Cash flow from operations as defined by GAAP is generally negative during the first half of each year due to the payment of prior year incentives and seasonal factors affecting transactional revenues.

Existing Debt

     Insignia's total debt at June 30, 2002 and December 31, 2001 consisted of the following:

                                                                      JUNE 30,        DECEMBER 31,

                                                                        2002             2001
                                                                        ----             ----
                                                                               (In thousands)
           Outstanding amount under revolving credit facility          $ 117,000        $ 149,000
           Loan notes payable to sellers of acquired U.K.
               businesses, secured by restricted cash holdings            17,179           20,972
                                                                   ---------------- -----------------
           Notes payable                                                 134,179          169,972

           Real estate mortgage notes payable                             54,241           37,269

                                                                   ================ =================
              TOTAL DEBT                                            $    188,420        $ 207,241
                                                                   ================ =================

     All U.K. acquisition loan notes are guaranteed by a bank as required by the terms of the respective purchase agreements and the bank holds restricted cash deposits sufficient to repay the notes in full when due. The acquisition loan notes have a final maturity of April 2010 and are callable semi-annually at the discretion of the note holder. The real estate mortgages are secured solely by property assets owned by consolidated subsidiaries and are recourse only to the applicable real estate asset. Such mortgage notes have maturities ranging from December 2002 to October 2023. As a result of these circumstances, Insignia only considers its credit facilities in its analysis of liquidity and capital resources. Such facilities include the Company's $230 million revolving credit facility and a $37.5 million subordinated credit facility entered into in June 2002 with Blackacre Capital Management, LLC ("Blackacre").

     Insignia's $230 million revolving credit facility matures in May 2004. At June 30, 2002, the amount outstanding on the revolving credit facility was $117.0 million and the interest rate on amounts drawn was approximately 4.5%. In addition to the amount outstanding, Insignia had outstanding letters of credit of $11.0 million ($10.4 million pertaining to real estate investment obligations) at June 30, 2002 that are considered outstanding amounts under the terms of the revolving credit facility. The unused commitment at June 30, 2002 was approximately $102.0 million.

     Borrowings under the revolving credit facility bear interest at LIBOR plus a margin that varies according to the ratio of debt to consolidated EBITDA, adjusted for specified other costs. Insignia is vulnerable to increases in interest rates as a result of either increases in the base rate or the variable LIBOR margin. A 100 basis point increase in the effective interest rate would increase interest expenses by more than $1.0 million on an annual basis. The margin above LIBOR is currently 2.50%.

     In June 2002, Insignia entered into an agreement with funds affiliated with Blackacre for a commitment to provide a $37.5 million subordinated credit facility. The Blackacre credit facility is subordinate to Insignia's senior credit facility and bears interest, payable quarterly, at an annual rate of 11.25% to 12.25%, depending on the amount borrowed. Insignia may borrow the $37.5 million at any time over the 18-month period ending December 2003. The subordinated debt matures in June 2009. In conjunction with the subordinated debt agreement, the Company negotiated an amendment to its $230 million senior credit facility to permit borrowings on the Blackacre credit facility and to allow for a broader range of principal investment activities. In July 2002, Insignia borrowed $15.0 million on the subordinated credit facility.

     The Company's senior and subordinated credit agreements contain covenants concerning the maintenance of a minimum consolidated net worth, maximum total debt, maximum leverage ratios and certain other financial ratios. The most restrictive of these covenants are the leverage ratios, which are based on the ratios of total debt and senior debt to consolidated EBITDA. Under these covenants, the maximum amount of total debt outstanding cannot exceed 3.5 times EBITDA for the trailing four quarters and senior debt (all debt excluding the subordinated credit facility) outstanding cannot exceed 3.00 times EBITDA for the trailing four quarters. In connection with amendments to the credit facility, to mitigate availability declines caused by the third quarter of 2001 results and to accommodate the new senior subordinated debt, total applicable debt (which excludes real estate mortgages and the UK loan notes) is limited to no more than $195 million through September 30, 2002. At June 30, 2002, Insignia had $56 million of availability under its covenants. The Company currently maintains full compliance with all financial covenants.

Real Estate Investments and Related Obligations

     Insignia invests in real estate assets and real estate related assets, usually as a minority owner and asset manager or property manager, with third party investors. These investments include operating real estate properties, real estate under development and investment entities investing in below investment grade or lower rated securitized real estate debt. Each of these entities is debt financed. The real estate entities in which Insignia owns a minority interest owned aggregate assets of over $1.0 billion and were obligated on aggregate debt of over $695 million at June 30, 2002. Each entity is liable only for its own debt, and such debt is substantially non-recourse other than to the asset financed. At June 30, 2002 and December 31, 2001, respectively, the Company's real estate investments consisted of the following:

                                                                           JUNE 30,        DECEMBER 31,
                                                                             2002               2001
                                                                             ----               ----
                                                                                 (In thousands)
     Minority interests in operating properties                          $      27,229     $      29,282
     100% owned properties                                                      17,184            41,788
     Consolidated minority owned property                                       37,272                --
     Minority interests in development properties                               10,655            10,761
     Land held for future development                                            2,426             2,308
     Minority interests in real estate debt investment funds                    13,914            11,571
                                                                       ----------------- -----------------

        TOTAL INVESTMENTS                                               $      108,680      $     95,710
                                                                       ================= =================

     The real estate carrying amounts of consolidated owned properties were financed by real estate mortgage notes totaling $54.2 million and $37.3 million at June 30, 2002 and December 31, 2001, respectively. The minority owned property partnership, consolidated by virtue of general partner control, is financed by mortgage debt of $38.3 million at June 30, 2002. Insignia's equity at book value in all consolidated properties totaled $2.9 million at June 30, 2002 and $5.5 million at December 31, 2001. The Company has no further obligations to these properties or their creditors.

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

     In July 2002, the Company acquired a mixed-use development parcel through an 85% owned property subsidiary. The purchase was funded with $18.5 million paid in cash at closing and borrowings of $20.0 million by the property subsidiary against a $40.0 million non-recourse loan facility provided by Lehman Brothers Holdings LLC. The remaining availability under the loan will be utilized in future development activities of the property. The Lehman facility is secured solely by assets of the acquiring property subsidiary and non-recourse to other assets of Insignia, subject only to specific recourse provisions which are standard in real estate financings (including matters such as the misapplication of rents or environmental liabilities).

     Apart from the potential loss of its equity investment, totaling $57.4 million at book value in all real estate entities at June 30, 2002, Insignia's other assets are only at risk with respect to specific obligations it has undertaken or to standard carve-outs in the mortgage lending industry from the non-recourse provisions of mortgage loans. Each entity in which Insignia holds an investment is a single purpose entity, the assets of which are subject to the obligations only of that entity. Each entity's debt, except to the extent of the letters of credit and other guarantees/commitments shown below, is either (i) non-recourse except to the real estate assets of the subject entity (subject to carve-outs standard in such non-recourse financing, including the misapplication of rents or environmental liabilities) or (ii) an obligation solely of such limited liability entity and thus is non-recourse to other assets of the Company.

     Insignia, as a matter of policy, would consider advancing funds to such an entity beyond its obligation as a new investment requiring normal returns. Insignia's aggregate obligations to all such real estate entities at June 30, 2002 consisted of the following:


                                                                                 AMOUNT
                                                                            -------------------
                                                                              (In thousands)

         Letters of credit partially backing construction loans                  $    8,900
         Other letters of credit and guarantees of property debt                      2,825
         Future capital contributions for capital improvements                          625
         Future capital contributions for asset purchases                             4,000
                                                                            -------------------

            TOTAL OBLIGATIONS                                                     $  16,350
                                                                            ===================

     Outstanding letters of credit generally have one-year terms to maturity and bear standard renewal provisions. Other real estate obligations do not bear formal maturity dates and remain outstanding until certain conditions (such as final sale of property and funding of capital commitments) have been satisfied.

Contingent Purchase Consideration

     Insignia also has obligations for earnouts, or contingent purchase consideration, with respect to certain past acquisitions. Two earnouts aggregating a maximum amount of $7.4 million are believed extremely unlikely to ever become payable. Other acquisition earnouts, excluding Insignia Bourdais, are believed more likely than not of becoming payable, and the amounts payable would be as follows:

                    YEAR                    AMOUNT
               ----------------------- ---------------------
                                          (In thousands)

                    2002                       $   6,750
                    2003                           3,000
                    2004                           3,000
                    2005                             500
                                       =====================
               TOTAL EARNOUTS                   $ 13,250
                                       =====================

     Of the 2002 estimated amount, $6.0 million was measured prior to June 30, 2002 and thus included in accrued and sundry liabilities at June 30, 2002. Insignia expects to pay these amounts during 2002 from cash on hand.

     With respect to Insignia Bourdais, $21.4 million was paid at closing in a combination of cash and Insignia common stock. Based on the performance of Insignia Bourdais for its fiscal year ending March 31, 2002, additional purchase price of approximately $6.0 million was paid in June 2002 by issuance of 131,480 Insignia common shares and $4.7 million in cash. Contingent consideration may be payable based on operating results for calendar years 2002, 2003 and 2004 of up to $22 million. Payment of the full remaining earnout would require average annual EBITDA over the three years of more than $10.0 million, while EBITDA equal to or less than the results of the last twelve months ended March 31, 2002, of approximately $6.6 million, would not result in payment of any additional consideration. All earnout calculations are based upon a multiple of total purchase consideration to EBITDA of approximately 4.2. The Company is not able to predict the amount of any future consideration payable under the remaining earnout provision. All amounts that become payable are payable in euros and the operating results that form the basis of calculation are measured in euros. As a result, the dollar obligation, if any, will fluctuate with the euro.

Other Material Commitments

     Project Octane

     In September 2000, the Company joined Project Octane ("Octane"), an industry consortium comprised of Insignia, CB Richard Ellis, Inc., Jones Lang LaSalle Incorporated and Trammell Crow Company formed to develop on-line transaction platforms for commercial real estate services. In May 2001, the consortium members entered into a software development cooperation agreement that included a commitment of each member to contribute up to approximately $4.4 million to Octane through December 31, 2004. In 2001, approximately $850,000 of the total commitment was called and funded by each member. Octane has been inactive in 2002 and the Company does not currently anticipate being called upon to fund under the remaining commitment, which totaled $3.5 million at June 30, 2002. Under the terms of the cooperation agreement, the Company would be obligated to contribute additional proceeds only upon a request or capital call of the Board of Managers for the consortium, which request requires the approval of three of the four managers representing the four Octane members.

     Operating Leases

     The Company leases office space and equipment under non-cancelable operating leases. Minimum annual rentals under operating leases for fiscal years 2002 - 2006 and thereafter are as follows:

                                                                 AMOUNT
                                                           -------------------
                                                             (In thousands)

           2002                                                  $   34,912
           2003                                                      32,579
           2004                                                      29,290
           2005                                                      25,059
           2006                                                      22,211
           Thereafter                                                76,310
                                                           ===================
           TOTAL MINIMUM PAYMENTS                                 $ 220,361
                                                           ===================

     Certain of the leases are subject to renewal options and annual escalation based on the Consumer Price Index or annual increases in operating expenses.

Preferred Stock

     In June 2002, Insignia sold 125,000 shares of convertible preferred stock, with a stated value of $100.00 per share, to investment funds affiliated with Blackacre Capital Management LLC ("Blackacre") for an aggregate purchase price of $12.5 million. The preferred stock carries an 8.5% annual dividend, payable quarterly at Insignia's option in cash or in kind and is convertible into Insignia common stock at a price of $15.40 per share, subject to adjustment. The preferred stock has a perpetual term, although Insignia may call the preferred stock, at stated value, after June 7, 2005.

     In February 2000, Blackacre purchased 250,000 shares, or $25.0 million, of convertible preferred stock. In June 2002, this preferred stock was exchanged for a new series of convertible preferred stock that carries an 8.5% annual dividend, payable quarterly at Insignia's option in cash or in kind, and convertible into Insignia common stock at a price of $14.00 per share, subject to adjustment. The Company paid cash dividends of $633,333 in the first half of 2002 on the existing $25.0 million of preferred stock based on a 4% annual dividend rate, as required under the terms of the preferred stock issuance prior to exchange. The preferred stock has a perpetual term, although Insignia may call the preferred stock, at par, after June 7, 2005.

Capital Expenditures

     Insignia's original capital expenditure estimate for 2002 totaled approximately $15.0 million; however, approximately one-third of such expenditures have been eliminated or deferred. As evidence, capital expenditures totaled $2.8 million in the first half of 2002, compared with $6.7 million in the first half of 2001. The Company expects to fund capital expenditures from cash on hand and cash provided by operations. Capital expenditures during the second half of 2002 should exceed the first half amounts, as several office moves are being completed in the third quarter and new software licensing agreements are to be concluded. Insignia currently expects aggregate capital expenditures for the 2002 year to approximate $10.0 million, down 36% from $15.6 million in 2001. In addition, Insignia is currently evaluating its options relating to its expiring headquarters lease in London. That lease expires in June 2003, and any relocation would likely require significant capital expenditure.

GOVERNANCE INITIATIVES

     The Company, acting through management, committees of the Board of Directors or the full Board, has actively undertaken to review all matters of corporate governance since the Company's proxy and first quarter Form 10-Q were filed. The following initiatives have been undertaken or implemented:

o The Board has formed a Nominating and Governance Committee, which consists entirely of outside directors. There are three members, with Robert J. Denison serving as Chair;

o Counsel to the Company has prepared charters for the Nominating and Governance Committee and the Compensation Committee, and has modified the charter for the Audit Committee. The charters are being reviewed by the three committees together with their outside compensation and legal consultants. Each charter, as drafted, complies with the requirements of the recently enacted Sarbanes-Oxley Act and the newly adopted New York Stock Exchange rules. We anticipate that the Board will adopt these charters in the near future.

o Management has recommended to the Nominating and Governance Committee that it be charged with the task of reviewing, in advance, any political contributions proposed to be made on behalf of the Company. The Nominating and Governance Committee has agreed that it will do so;

o With respect to the Company's payment for use of a boat owned by the Chief Executive Officer, the Company and the Chief Executive Officer previously agreed earlier this year that the Company would no longer reimburse the Chief Executive Officer for any Company usage of the boat. There have been no payments by the Company for use of the boat in 2002.

o With respect to the Company's payment for use of a fractional interest in an aircraft owned by the Chief Executive Officer and net leased by the Company for its exclusive use, such lease and usage pursuant thereto by the Company will terminate permanently no later than September 30, 2002;

o The Compensation Committee has recommended to the Nominating and Governance Committee that the composition of the Compensation Committee be expanded by the addition of a third independent director;

o The Compensation Committee has resolved that no non-employee director may be permitted to invest in or be compensated through any of the Company's investment activities;

o The Compensation Committee is continuing its review, with the assistance of outside professionals retained by the committee, of the current equity grant or "promote" program whereby employees, including executives, participate in certain of the principal activities of the Company. While it has not reached a final conclusion on structure, the Compensation Committee has stated its view that promotes in future investments to executives should be subject to executive co-investment or netting requirements. The Compensation Committee is expected to report on the terms of the newly structured program over the course of the next 45 days;

o Consistent with the Sarbanes-Oxley Act of 2002, the Compensation Committee has issued a prohibition against future loans to executive officers or directors, and has prohibited any modifications or extensions of existing loans that are beneficial to Company executives;

o While not directly related to corporate governance, the Company, acting through management and its Board, has determined (a) to adopt the expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on a prospective basis for all stock options granted on or after January 1, 2002 (see further discussion below under "Change in Accounting Principle"), and (b) to authorize, immediately following the filing of this Form 10-Q, a stock repurchase program consistent with any and all covenants contained within the Company's existing debt agreements.

o The Company will continue to review all of its practices related to governance, compensation and expense reimbursement on an ongoing basis, and will continue to report on any modifications adopted by the Company, its Board and the respective Committees of the Board in connection therewith.

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

     SFAS No. 145 will be effective as of January 1, 2003. Upon adoption, prior period items that do not meet the extraordinary item classification criteria in APB 30 must be reclassified. Adoption of SFAS No. 145 is not expected to have any effect on the Company's financial position or results of operations.

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

     SFAS No. 144 requires, in most cases, that gains/losses from dispositions of investment properties and all earnings from such properties be reported as "discontinued operations". SFAS No. 144 is silent with respect to treatment of gains or losses from sales of investment property held in a joint venture. The Company has concluded that, as a matter of policy, all gains or losses realized from sales of minority owned property in its real estate co-investment program constitute earnings from a continuing line of business. Therefore, operating activity related to that investment program will continue to be classified as income (loss) from continuing operations. However, SFAS No. 144 requires that all gains or losses from sales of consolidated properties be reported as discontinued operations. As a result, the Company's earnings from dispositions of consolidated properties, which is an important component of what management considers a continuing business, would be excluded from reported income from continuing operations.

CHANGE IN ACCOUNTING PRINCIPLE

     The Company has previously followed Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for employee stock based compensation. Under APB 25, no compensation expense is recognized when the exercise price of an employee stock option equals the market price at issuance. The Company intends to change its method of accounting for employee stock options - beginning in the third quarter of 2002 - to adopt the expense recognition provisions provided in SFAS No. 123, Accounting for Stock-Based Compensation. On August 7, 2002, the Financial Accounting Standards Board ("FASB") agreed to undertake a limited scope review project to amend the transition provisions of SFAS No. 123. The FASB considered several transition alternatives including the following: (i) prospective application (including the unvested portion of prior awards); (ii) cumulative effect of a change in accounting principle; (iii) retroactive restatement; and/or (iv) retain the existing transition provisions in SFAS No. 123. Subject to further discussion and issuance of a final statement, the FASB may permit companies to apply the transition approach in any of alternatives (i), (iii) or (iv) discussed above. The accounting change will result in the expensing of the estimated fair value of employee stock options granted by the Company. The Company's evaluation of the financial impact of the change has not been completed and the ultimate impact on earnings will depend on the alternative selected and the number of options issued in 2002 or in the future, as to which the Company has no specific plan, and the estimated value of each option, which is a complex exercise likely to vary considerably from one company to another. Thus far in 2002, Insignia has issued 158,000 employee options. Assuming an option value of $3 per option, the expected financial impact would be a reduction in quarterly net income of approximately $25,000 (assuming a five-year vesting period). The quarterly impact on net earnings would increase as additional employee options are issued. While SFAS No. 123 provides many observations about valuation of employee stock options, it does not contain specific valuation instructions. As a result, the Company has commenced an evaluation of different accepted valuation alternatives in an effort to determine the most appropriate and reliable means estimating the value of its employee stock options. The Company believes that any and all valuations its employee stock options will necessarily be estimates that can only approximate actual value.

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

Revenue Recognition

     The Company's real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales. Leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company's control are recognized upon the occurrence of such events. As certain conditions to revenue recognition for leasing commissions are outside of the Company's control and are not clearly defined, judgment must be exercised in determining when such required events to recognition have occurred. Revenues from tenant representation, agency leasing, investment sales and residential brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and changes in business and capital market conditions. As a consequence, the timing of transactions and resulting revenue recognition is difficult to predict.

     Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. In conjunction with the providing of management services, the Company customarily employs personnel (either directly or on behalf of the property owner) to provide services solely to the properties managed. Insignia is reimbursed, by the owners of managed properties, for all direct payroll related costs incurred in the employment of property personnel. The aggregate amount of payroll costs reimbursed approximates $40 million to $50 million annually. All such payroll reimbursements are characterized in the Company's statements of operations as a reduction of actual expenses incurred. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by the Company; (ii) Insignia is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to the Company is generally completed prior to or simultaneous with payment of payroll; and (iv) the Company generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred.

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

     In one instance, a property partnership in which the Company owns a nominal minority interest (with additional promotional interests in profits depending on performance) is consolidated by virtue of control of the partnership. Since the limited partners' investment has been fully depreciated, the assets, liabilities and operations of the partnership are consolidated as if Insignia completely owned the asset, even though economically Insignia only holds a small minority interest.

Business Combinations

     The Company accounts for its business combinations under the purchase method of accounting. As such, the Company allocates the acquisition cost to the identifiable assets acquired and liabilities assumed based on their respective fair values at date of acquisition. The excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed is then allocated among identifiable intangible assets and goodwill. The Company utilizes various methods customarily used in determine the fair value of identifiable intangible assets. These methods include, but are not limited to obtaining independent appraisals, preparing discounted cash flow analysis and comparable sale analysis. The Company engaged third-party consultants to determine the fair value of intangible assets identified in the Baker Commercial (October 2001) and Groupe Bourdais (December 2001) acquisitions. Identified intangible assets included property management contracts, customer backlog, non-compete agreements, franchise agreements and trade names. Customer backlog, the most significant of the acquired intangible assets, causes income to be lower in the initial period subsequent to acquisition because of a very short amortization period generally less than one year.

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

Valuation of Investments

The Company reviews all real estate and other investments on a quarterly basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of such investments below carrying value and the related undiscounted cash flows are not sufficient to recover the assets carrying amount. Generally, Insignia relies upon the expertise of its own property professionals to assess real estate values. When such internal assessment is not deemed sufficiently reliable or Insignia considers its expertise limited with respect to a particular investment, third party valuations are generally obtained in instances where indicators of possible impairment exist. Property valuations and estimates of related future cash flows are by nature subjective and will vary from actual results.

Valuation of Intangibles

     The Company's intangible assets substantially consist of goodwill, property management contracts, favorable premises leases and other intangibles including non-compete agreements, franchise agreements, customer backlog and trade names. Through December 31, 2001, the Company used an undiscounted cash flow methodology to determine whether underlying operating cash flows were sufficient to recover the carrying amount of intangible assets. As of January 1, 2002, goodwill is no longer amortized, but will be evaluated annually for impairment based on a reporting unit fair value approach as required by SFAS No. 142. In determining fair value of a reporting unit, the Company relies on third-party appraisals as well as internal analyses based on the application of generally accepted valuation approaches. Such valuation approaches include a market approach, which includes both comparisons to other comparable publicly traded businesses and recent transactions involving similar businesses, and an income approach based on discounted cash flows. All such estimates are subjective and selected from a range of observed valuation measures.

Valuation of Deferred Taxes

     The Company records deferred income tax assets and liabilities to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. The Company periodically evaluates the realization of a deferred income tax asset by considering the existence of sufficient taxable income of the appropriate character and provides a reserve for any amounts that are unlikely to be realized. The Company maintained aggregate reserves of approximately $10.0 million at June 30, 2002. Such valuation reserves included $5.0 million related to capital losses incurred in connection with the January 2002 sale of Realty One, which are deductible only to the extent of capital gains, and $5.0 million pertaining to operating losses in certain foreign jurisdictions, which are deductible only to the extent of income. These amounts would only become deductible if and when sufficient taxable income is generated of the appropriate character or in the appropriate reporting jurisdiction.

Bad Debts

     Insignia does not traditionally incur significant bad debts or encounter significant credit issues. This is in part because a portion of commissions are generally paid at closing, which is also when revenue is recognized, unless significant contingencies exist with respect to contract fulfillment. Also, leasing commissions that are payable only upon the occurrence of certain events such as tenant occupancy or payment of rent are generally recorded simultaneous with the occurrence of those events. Not withstanding, Insignia does carry receivables that it must monitor for collectibility. The Company monitors its receivables on a continual basis and maintains an allowance for bad debts typically estimated in a range of 2% to 3% of total receivables. Credit losses have historically been insignificant and within the Company's estimates; however, estimating credit losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses will differ from the Company's estimates.

Defined Benefit Plan

     The Company's U.K. subsidiary, Insignia Richard Ellis, maintains a defined benefit plan for certain of its employees. This plan is not open to new participants, as persons not already in this plan may only participate in the Company's defined contribution plans. The Company obtains independent actuarial valuations in measuring the annual funded status and net periodic pension cost of the plan in accordance with GAAP. A critical assumption in periodic pension expense is the expected asset return, which was 7% as of December 31, 2000 and 6.5% as of December 31, 2001. The actual return on plan assets was negative for 2001 and the first half of 2002. To the extent that returns over extended periods are less than the expected return, pension costs would increase.

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

NATURE OF OPERATIONS

     The Company's revenues derived from tenant representation, agency leasing, investment sales and residential brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and changes in business and capital market conditions. A significant portion of the expenses associated with these transactional activities is directly correlated to revenue.

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

    Insignia is exposed to a variety of market risks, including foreign currency fluctuations and changes in interest rates. In addition to the United States, the Company conducts business in foreign jurisdictions throughout Europe, Asia and Latin America. However, currencies other than the British pound, euro and dollar have comprised less than 1% of annual revenues. The Company's European operations, which are conducted using the pound and euro currencies, generally have produced 15% to 25% of the Company's total service revenues. With the addition of Insignia Bourdais in France, revenue contributions in pounds and euros are expected to increase. During the first half of 2002, $72.9 million, or 22%, of total services revenues were conducted using these currencies.

     Because the pound and euro have declined over the last three years (before the recent partial recovery that began too late to have a material impact on the average for the first half of 2002), the Company's reported revenues and earnings from its foreign operations have been adversely affected when translated to dollars. Continued changes in the value of such currencies against the US Dollar will affect the Company's reported results. As evidence, a 10% change in the pound and euro could have an annual impact of approximately $15 million on revenues.

     The Company's residential brokerage and leasing business may be affected by changes in the general level of market interest rates, among other factors. Consumer buying habits related to co-op and condo properties in New York are influenced to some degree by mortgage interest rates, particularly at the lower end of the spectrum of sales prices. Changes in interest rates also affect the interest earned on the Company's cash and equivalents as well as interest paid on credit facility borrowings. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. A 100 basis point change in interest rates on the Company's LIBOR based revolving credit facility borrowings, totaling $117.0 million at June 30, 2002 would affect interest expense by more than $1 million on an annual basis. However, the Company's cash holdings bear interest at rates that generally fluctuate directly with LIBOR, thereby mitigating the impact of interest rate changes on credit facility borrowings.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     See Note 15 - "Material Contingencies" in Notes to Condensed Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 15, 2002, at 9:00 a.m., Eastern Time, to vote on the following items:

1. Election of two nominees for election to the Company's Board of Directors, each for a term of three years expiring in 2005, all of which were elected.

                                       NUMBER OF                NUMBER OF              NUMBER OF       % OF VOTES CAST
                NAME               SHARES APPROVING          SHARES WITHHELD       BROKER NON-VOTES
      ------------------------------------------------------------------------------------------------------------------
      Alan C. Froggatt                     15,866,234                3,855,324                   --             80.5%
      Robert G. Koen                       16,311,702                3,409,856                   --             82.7%

2. Approval of an amendment to the Insignia Financial Group, Inc. 1998 Stock Incentive Plan.

                                    NUMBER OF       % OF VOTES
                                     SHARES            CAST
                                ---------------------------------
      For                              12,541,414          63.6%
      Against                           7,021,717
      Withheld                            158,427
      Broker Non-Votes                         --
                                ==================
                                       19,721,558
                                ==================

3. Ratification of appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2002.

                                    NUMBER OF       % OF VOTES
                                     SHARES            CAST
                                ---------------------------------

      For                              19,648,380          99.6%
      Against                              62,073
      Withheld                             11,105
      Broker Non-Votes                         --
                                ==================
                                       19,721,558
                                ==================

There were no other matters brought to a vote before the security holders.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         10.2(a) Promissory Note, dated as of May 6, 2002, between Insignia and Jeffrey P. Cohen.

         10.2(b) Promissory Note, dated as of March 2, 2002, between Insignia and Andrew Lawrence Farkas.

         10.2(c) Amendment to Employment Agreement, effective as of March 14, 2002, by and between Insignia and Frank M. Garrison.

         10.3 Insignia Financial Group, Inc. Amended and Restated (as of April 8, 2002) 1998 Stock Incentive Plan.

         10.4 Second Amendment to Credit Agreement, dated as of June 7, 2002, by and among Insignia, as borrower, the Lenders referred to therein, Wachovia Bank, National Association (f/k/a First Union National Bank), as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent and Bank of America, N.A., as Documentation Agent.

         10.6(a) Contribution Agreement, dated as of July 9, 2002. (portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

         10.6(b) Loan Agreement, dated as of July 10, 2002. (portions of this exhibit have been omitted and were filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment)

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

     b)  Reports on Form 8-K filed during the quarter ended June 30, 2002:

         1. Form 8-K dated April 8, 2002 and filed April 12, 2002, disclosing the Company's dismissal of Ernst & Young, LLP and retaining KPMG LLP as its principal independent accountant effective April 11, 2002.

         2. Form 8-K/A dated April 8, 2002 and filed April 18, 2002, amending Form 8-K filed on April 12, 2002 to include as an exhibit a revised letter from Ernst & Young LLP confirming its agreement with the information contained in form 8-K dated April 8, 2002 and filed April 12, 2002.

         3. Form 8-K dated April 8, 2002 and filed June 26, 2002, disclosing the Company's dismissal of Ernst & Young, LLP and retaining KPMG LLP as its principal independent accountant of Insignia Financial Group, Inc. 401 (k) Retirement Savings Plan effective April 11, 2002.

         4. Form 8-K dated June 18, 2002 and filed June 27, 2002, disclosing the sale of 125,000 shares of Series B Convertible Preferred Stock and the closing of a $37.5 million Senior Subordinated Credit Agreement with Madeleine LLC (fund affiliate of Blackacre Capital Management
            LLC).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    INSIGNIA FINANCIAL GROUP, INC.



                                    By: /s/ Andrew L. Farkas
                                        ----------------------------------------
                                        Andrew L. Farkas
                                        Chairman and Chief Executive Officer



                                    By: /s/James A. Aston
                                        ----------------------------------------
                                        James A. Aston
                                        Chief Financial Officer


DATE: August 14, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    INSIGNIA FINANCIAL GROUP, INC.



                                    By:
                                       -----------------------------------------
                                       Andrew L. Farkas
                                       Chairman and Chief Executive Officer



                                    By:
                                       -----------------------------------------
                                       James A. Aston
                                       Chief Financial Officer

DATE: August 14, 2002