Form 10-Q
period 2002-09-30
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2002-11-13
CIK 1067462

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                                 ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

At October 31, 2002 the Registrant had 23,237,690 shares of common stock outstanding.

================================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                 ---------------

                                      INDEX
                                 ---------------


                                                                          Page
PART I -- FINANCIAL INFORMATION

   Item 1.  Financial Statements                                            2
        Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2002 and 2001 ....    2-3
        Consolidated Balance Sheets
           at September 30, 2002 and December 31, 2001................      4
        Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2002 and 2001......      5
        Notes to Consolidated Financial Statements....................      6
   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........     25
   Item 3.  Quantitative and Qualitative Disclosure of Market Risk....     41
   Item 4.  Controls and Procedures...................................     41
PART II -- OTHER INFORMATION
   Item 1.  Legal Proceedings.........................................     42
   Item 6.  Exhibits and Reports on Form 8-K..........................     42
SIGNATURES                                                                 43

                         PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30              SEPTEMBER 30
                                                                   ----------------------    ----------------------
                                                                      2002        2001         2002         2001
                                                                   ---------    ---------    ---------    ---------
REVENUES
   Real estate services                                            $ 187,802    $ 146,306    $ 514,070    $ 491,665
   Property operations                                                 2,380          720        6,930        3,189
                                                                   ---------    ---------    ---------    ---------
                                                                     190,182      147,026      521,000      494,854
                                                                   ---------    ---------    ---------    ---------
COSTS AND EXPENSES
   Real estate services                                              169,435      140,116      471,009      452,087
   Property operations                                                 1,881          186        5,046          899
   Administrative                                                      4,502        2,399       11,085        8,781
   Depreciation                                                        4,541        3,954       13,082       11,238
   Property depreciation                                                 445          316        1,503          810
   Amortization of intangibles                                         1,030        5,829        4,139       18,480
                                                                   ---------    ---------    ---------    ---------
                                                                     181,834      152,800      505,864      492,295
                                                                   ---------    ---------    ---------    ---------

    Operating income (loss)                                            8,348       (5,774)      15,136        2,559

OTHER INCOME AND EXPENSES:
   Interest income                                                       846          971        2,930        3,801
   Other income, net                                                   1,295           17        1,308          356
   Interest expense                                                   (2,406)      (3,091)      (6,755)      (9,714)
   Property interest expense                                            (670)        (305)      (1,621)      (1,477)
   Losses from internet investments                                       --       (1,779)          --       (8,870)
   Equity earnings in real estate                                         70          234        1,516        1,288
                                                                   ---------    ---------    ---------    ---------

Income (loss) from continuing operations before income taxes           7,483       (9,727)      12,514      (12,057)

Income tax (expense) benefit                                          (3,367)       4,331       (5,631)       5,130
                                                                   ---------    ---------    ---------    ---------

Income (loss) from continuing operations                               4,116       (5,396)       6,883       (6,927)

Discontinued operations, net of applicable taxes:
  Income (loss) from operations                                           --          926           --       (1,522)
  Adjustment to loss on disposal                                       4,653           --        4,918           --
                                                                   ---------    ---------    ---------    ---------

Income (loss) before cumulative effect of a change in accounting
  principle                                                            8,769       (4,470)      11,801       (8,449)

Cumulative effect of a change in accounting principle, net of
  applicable tax benefit                                                  --           --      (20,635)          --
                                                                   ---------    ---------    ---------    ---------

Net income (loss)                                                      8,769       (4,470)      (8,834)      (8,449)

Preferred stock dividends                                               (800)        (250)      (1,373)        (750)
                                                                   ---------    ---------    ---------    ---------


Net income (loss) available to common shareholders                 $   7,969    $  (4,720)   $ (10,207)   $  (9,199)
                                                                   =========    =========    =========    =========

                         INSIGNIA FINANCIAL GROUP, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                              SEPTEMBER 30               SEPTEMBER 30
                                                                        -----------------------    ------------------------
                                                                           2002         2001          2002          2001
                                                                        ----------   ----------    ----------    ----------
PER SHARE AMOUNTS: Earnings per common share -- basic:
     Income (loss) from continuing operations                           $     0.14   $    (0.25)   $     0.24    $    (0.35)
     Income (loss) from discontinued operations                               0.20         0.04          0.21         (0.07)
     Cumulative effect of a change in accounting principle                      --           --         (0.89)           --
                                                                        ----------   ----------    ----------    ----------
     Net income (loss)                                                  $     0.34   $    (0.21)   $    (0.44)   $    (0.42)
                                                                        ==========   ==========    ==========    ==========

  Earnings per common share -- diluted:
     Income (loss) from continuing operations                           $     0.14   $    (0.25)   $     0.23    $    (0.35)
     Income (loss) from discontinued operations                               0.20         0.04          0.21         (0.07)
     Cumulative effect of a change in accounting principle                      --           --         (0.86)           --
                                                                        ----------   ----------    ----------    ----------
     Net income (loss)                                                  $     0.34   $    (0.21)   $    (0.43)   $    (0.42)
                                                                        ==========   ==========    ==========    ==========

  Weighted average common shares outstanding and assumed conversions:
     -- Basic                                                               23,198       22,214        23,082        21,932
                                                                        ==========   ==========    ==========    ==========
     -- Assuming dilution                                                   23,593       22,214        23,869        21,932
                                                                        ==========   ==========    ==========    ==========


--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  SEPTEMBER 30  DECEMBER 31
                                                                                      2002         2001
                                                                                  ------------  -----------
                                                                                   (Unaudited)     (Note)
ASSETS
  Cash and cash equivalents                                                         $  90,041    $ 131,860
   Receivables, net of allowance of $6,605 (2002) and $5,972 (2001)                   155,984      176,120
   Restricted cash                                                                     22,973       21,617
   Property and equipment, net                                                         57,424       62,198
   Real estate investments, net                                                       135,717       95,710
   Goodwill, less accumulated amortization of $57,992 (2001)                          281,277      288,353
   Acquired intangible assets, less accumulated amortization of
     $63,989 (2002) and $57,145 (2001)                                                 18,184       21,462
   Deferred taxes                                                                      42,202       43,132
   Other assets                                                                        28,704       20,069
   Assets of discontinued operation                                                        --       57,822
                                                                                    ---------    ---------
Total assets                                                                        $ 832,506    $ 918,343
                                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                                  $  11,339    $  12,876
  Commissions payable                                                                  58,224       86,387
  Accrued incentives                                                                   35,554       63,911
  Accrued and sundry                                                                   90,236      100,863
  Deferred taxes                                                                        8,185       12,636
  Notes payable                                                                       149,502      169,972
  Real estate mortgages                                                                66,718       37,269
  Liabilities of discontinued operation                                                    --       34,572
                                                                                    ---------    ---------
Total liabilities                                                                     419,758      518,486

Stockholders' Equity:
   Common stock, par value $.01 per share -- authorized 80,000,000 shares,
     23,203,149 (2002) and 22,852,034 (2001) issued and outstanding shares, net
     of 1,502,600 (2002 and 2001) shares held in treasury                                 232          229
   Preferred stock, par value $.01 per share -- authorized 20,000,000 shares,
     Series A, 250,000 (2002), Series B, 125,000 (2002) and 250,000 (2001)
       issued and outstanding shares                                                        4            3
   Additional paid-in capital                                                         437,275      422,309
   Notes receivable for common stock                                                   (1,227)      (1,882)
   Accumulated deficit                                                                (21,778)     (11,912)
   Accumulated other comprehensive loss                                                (1,758)      (8,890)
                                                                                    ---------    ---------
Total stockholders' equity                                                            412,748      399,857
                                                                                    ---------    ---------
Total liabilities and stockholders' equity                                          $ 832,506    $ 918,343
                                                                                    =========    =========


NOTE: The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States (GAAP) for complete financial statements.
--------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                         ----------------------
                                                            2002        2001
                                                         ---------    ---------
OPERATING ACTIVITIES
Income (loss) from continuing operations                 $   6,883    $  (6,927)

Adjustments to reconcile income (loss) from continuing
  operations to net cash used in operating activities:
     Depreciation and amortization                          18,724       30,528
     Equity earnings in real estate ventures                (1,516)      (1,288)
     Gain on sale of real estate property                   (1,306)          --
     Losses from internet investments                           --        8,870
     Changes in operating assets and liabilities:
       Accounts receivable                                  22,329       47,081
       Other assets                                         (5,131)     (11,533)
       Accrued incentives                                  (29,069)     (53,894)
       Accounts payable and accrued expenses               (18,532)     (29,081)
       Commissions payable                                 (28,345)     (28,406)
                                                         ---------    ---------
Net cash used in operating activities                      (35,963)     (44,650)
                                                         ---------    ---------

INVESTING ACTIVITIES
     Payments made for acquisition of businesses            (9,923)     (10,003)
     Proceeds from sale of real estate                      35,287       40,240
     Proceeds from sale of discontinued operation           23,250           --
     Investment in internet-based businesses                    --       (3,795)
     Investment in real estate                             (46,384)      (7,157)
     Distributions from real estate investments             14,463        4,821
     Additions to property and equipment, net               (7,892)     (10,721)
     Increase in restricted cash                              (127)     (19,371)
                                                         ---------    ---------
Net cash provided by (used in) investing activities          8,674       (5,986)
                                                         ---------    ---------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock                    685        1,243
     Proceeds from issuance of preferred stock, net         12,270           --
     Proceeds from exercise of stock options                   606        2,077
     Preferred stock dividends                              (1,032)      (1,000)
     Proceeds from notes payable                            15,000      143,999
     Payment on notes payable                              (36,722)    (134,337)
     Proceeds from real estate mortgages                    20,000          513
     Payments on real estate mortgages                     (28,438)     (33,086)
     Debt issuance costs                                    (1,086)      (2,130)
                                                         ---------    ---------
Net cash used in financing activities                      (18,717)     (22,721)
                                                         ---------    ---------

Net cash provided by (used in) discontinued operations       1,715       (1,070)
Effect of exchange rate changes on cash                      2,472          (14)
                                                         ---------    ---------

Net decrease in cash and cash equivalents                  (41,819)     (74,441)
Cash and cash equivalents at beginning of period           131,860      124,527
                                                         ---------    ---------
Cash and cash equivalents at end of period               $  90,041    $  50,086
                                                         =========    =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                              $   6,489    $   7,343
     Cash paid for taxes                                     5,315        6,859

-------------------------------------------------------------------------------
See Notes to Consolidated Financial Statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Business

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is a leading provider of international real estate and real estate financial services, with operations in the United States, the United Kingdom, France, continental Europe, Asia and Latin America. Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 984-8033.

     Insignia's real estate service businesses specialize in commercial leasing, sales brokerage, corporate real estate consulting, property management, property development and re-development, apartment brokerage and leasing, condominium and cooperative apartment management, real estate-oriented financial services, equity co-investment and other services. Insignia's primary real estate service businesses include the following: Insignia/ESG (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Insignia Bourdais (French commercial real estate services; acquired in December
2001), Insignia Douglas Elliman (New York apartment brokerage and leasing) and Insignia Residential Group (New York condominium, cooperative and rental apartment management). Insignia's commercial real estate service operations in continental Europe, Asia and Latin America include the following locations:
Madrid and Barcelona, Spain; Frankfurt, Germany; Milan and Bologna, Italy; Brussels, Belgium; Amsterdam, The Netherlands; Tokyo, Japan; Hong Kong, Beijing and Shanghai, China; Bangkok, Thailand; Mumbai, Hyderabad, Bangalore, Chennai and Delhi, India; Manila, Philippines; and Mexico City, Mexico. The Company also holds a 10% ownership interest in a commercial services business with operations in Dublin, Ireland and Belfast, Northern Ireland.

     Insignia also provides real estate services -- through an affiliate program launched in 2001 -- in secondary markets in the U.S. and around the globe where the Company wants to meet the needs of its multi-market clients without owning the operations. Under this program, regional service providers agree to serve as Insignia's exclusive representative within a market and to adopt Insignia's branding, marketing standards and governance protocols. Insignia has no economic interest in the regional service providers, which pay Insignia a fee for joining the affiliate program. Insignia has established U.S. affiliations with service providers in Pittsburgh, Baltimore, Seattle and Indianapolis and foreign affiliations in the U.K., France, Denmark, Sweden and South Africa. In France, twenty affiliate offices were gained as part of the Groupe Bourdais acquisition.

     In addition to traditional real estate services, Insignia deploys its own capital, together with the capital of third party investors, in principal real estate investments, including co-investment in existing property assets, real estate development and managed private investment funds. The Company's real estate service operations and principal real estate investment activities are more fully described below.

2.   Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 is not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. In conjunction with the provision of management services, the Company customarily employs personnel (either directly or on behalf of the property owner) to provide services solely to the properties managed. In most instances, Insignia is reimbursed by the owners of managed properties for direct payroll related costs incurred in the employment of property personnel. The aggregate amount of payroll costs reimbursed exceeds $75 million annually. Such payroll reimbursements are generally characterized in the Company's consolidated statements of operations as a reduction of actual expenses incurred. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by the Company; (ii) Insignia is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to the Company is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) the Company generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred.

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

Real Estate Investments

     Insignia invests in real estate and real estate related assets. Generally, the Company's investment strategy involves identifying investment opportunities and investing as a minority owner in entities formed to acquire such assets. The Company's minority-owned investments are generally accounted for under the equity method of accounting due to the Company's influence over the operational decisions made with respect to the real estate entities. The Company's portion of earnings in these real estate entities is reported in equity earnings in real estate in its consolidated statements of operations, including gains on sales of property and net of impairments. Conversely, income from dispositions of minority-owned development assets is reported in real estate services revenues in the Company's consolidated statements of operations. The Company's policy with respect to the timing of recognition of promoted profit participation interests in its real estate investments is to record such amounts upon collection.

     Each entity in which the Company holds a real estate investment is a special purpose entity, the assets of which are subject to the obligations only of that entity. Each entity's debt, except for limited and specific guarantees aggregating $14.2 million (see discussion of Liquidity and Capital Resources in Item 2 of this Form 10-Q), is either (i) non-recourse except to the real estate assets of the subject entity (subject to carve-outs standard in such non-recourse financing, including the misapplication of rents or environmental liabilities), or (ii) an obligation solely of such limited liability entity and thus is non-recourse to other assets of the Company.

     The Company provides real estate services to and receives real estate service fees from the entities comprising its principal investment activities. Such fees are generally derived from the following services: (i) property management, (ii) asset management, (iii) development management, (iv) investment management, (v) leasing, (vi) acquisition, (vii) sales or (viii) financings. With respect to fees that are currently recorded as expense by the entities, the Company includes the fees in current income, while its share as owner of such fee is reflected in the income or loss from the investment entity. If the fee is capitalized by the investment entity, the Company records only the portion of the fee attributable to third party ownership and defers the portion attributable to its ownership.

     The Company evaluates all real estate investments on a quarterly basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of such investments below carrying value and the related undiscounted cash flows are not sufficient to recover the asset's carrying amount. Generally, Insignia relies upon the expertise of its own property professionals to assess real estate values; however, in certain circumstances where Insignia considers its expertise limited with respect to a particular investment, third party valuations may also be obtained. Property valuations and estimates of related future cash flows are by nature subjective and will vary from actual results.

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Insignia early adopted SFAS No. 144 as of January 1, 2001. SFAS No. 144 requires, in most cases, that gains/losses from dispositions of investment properties and all earnings from such properties be reported as "discontinued operations." SFAS No. 144 is silent with respect to treatment of gains or losses from sales of investment property held in a joint venture. The Company has concluded that, as a matter of policy, all gains and losses realized from sales of minority owned property in its real estate co-investment program constitute earnings from a continuing line of business. Therefore, operating activity related to that investment program will continue to be included in income (loss) from continuing operations. However, SFAS No. 144 requires that gains or losses from sales of consolidated properties, if material, be reported as discontinued operations. As a result, the Company's earnings from dispositions of consolidated properties would be excluded from reported income from continuing operations and included in discontinued operations.

Principles of Consolidation

     Insignia's consolidated financial statements include the accounts of all majority-owned subsidiaries and all entities over which the Company exercises voting control. All significant intercompany balances and transactions have been eliminated. Entities in which the Company owns less than a majority interest and has substantial influence are recorded on the equity method of accounting (net of payments to certain employees in respect of equity grants or rights to proceeds).

     In one instance, a minority-owned partnership (with additional promotional interests in profits depending on performance) is consolidated by virtue of general partner control. Since the limited partners' investment has been fully depreciated, the assets, liabilities and operations of the partnership are consolidated as if Insignia completely owned the asset, even though Insignia holds a minority economic interest.

Foreign Currency

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. The British pound and euro represent the only foreign currencies of material operations, which collectively generate from 15% to 25% of the Company's annual revenues. All currencies other than the British pound, euro and dollar have comprised less than 1% of annual revenues. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at the average exchange rates prevailing during the periods. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of stockholders' equity in other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investment. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations in determining net income. For the nine months ended September 30, 2002, the Company's European operations have been translated into U.S. dollars at average exchange rates of $1.49 to the pound and $0.93 to the euro. For the nine months of 2001, European operations were translated to U.S. dollars at average exchange rates of $1.44 and $0.89 to the pound and euro, respectively. The assets and liabilities of the Company's European operations have been translated at exchange rates of $1.56 to the pound and $0.98 to the euro at September 30, 2002 and were translated at exchange rates of $1.47 to the pound and $0.91 to the euro at September 30, 2001.

5.  Seasonality

     Seasonal factors affecting the Company are disclosed in Item 2 of this Form 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Nature of Operations."

6.  Discontinued Operations

     In late December 2001, Insignia entered into a contract to sell its Realty One single-family home brokerage business and affiliated companies to Real Living, Inc., effective as of December 31, 2001. Real Living, Inc. is a privately held company formed by HER Realtors of Columbus, Ohio and Huff Realty of Cincinnati, Ohio. The sale closed on January 31, 2002. Proceeds from the sale potentially total $33.0 million, including approximately $29.0 million in cash received at closing (before extinguishment of $5.5 million of Realty One debt) and additional payments aggregating as much as $4.0 million. The additional payments include the following: (i) a $1.0 million reimbursement, collected in February 2002, for Realty One operating losses in January 2002; (ii) a potential earn-out of as much as $2 million payable over the next two years (depending on the performance of the Realty One business); and (iii) a $1 million operating lease payable over four years for the use of proprietary software developed by Insignia for an Internet-based residential brokerage model. Remaining amounts due to Insignia under the terms of the sale totaling $2.8 million were included in other assets in the Company's consolidated balance sheet at September 30, 2002. Insignia discontinued Realty One's operations for financial reporting purposes and recognized a loss in connection with the sale of Realty One of $17.6 million (net of applicable taxes of $4.0 million) for the year ended December 31, 2001. During the three and nine months ended September 30, 2002, the Company reported net income of $4.7 million and $4.9 million, respectively, from discontinued operations. The third quarter income represents the elimination of a valuation allowance on a $4.7 million tax benefit on the capital portion of the loss on sale of Realty One. This capital loss was fully reserved in 2001 because of uncertainty of its deductibility due to loss disallowance rules in the Treasury Regulations and insufficient income of the appropriate character. In the third quarter of 2002, it was determined that the loss would be fully deductible for tax purposes, resulting in the realization of a tax benefit for financial reporting purposes.

7.   Change in Accounting Principle

     In September 2002, the Company adopted the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for employee stock options. The accounting change results in the expensing of the estimated fair value of employee stock options granted by the Company, applied on a prospective basis for all stock options granted on or after January 1, 2002. The Company previously followed Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, no compensation expense is recognized when the exercise price of an employee stock option equals or exceeds the market price at issuance.

     The Company issued 290,000 employee options during the first nine months of 2002. The fair value of these options has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) estimated stock price volatility of 40%; (ii) risk free interest rate of 2.5%;
(iii) weighted average option life of 3.9 years; and (iv) a forfeiture rate of 3%. Under these assumptions, the aggregate value of the options totaled $842,000, which is amortizable to expense over the vesting periods of five years. For the nine months of 2002, stock compensation expense recognized totaled $116,000.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of transferable options and warrants with no vesting restrictions. This method requires the input of subjective assumptions including the expected stock price volatility and weighted average expected life of the options. The Company's employee stock options have characteristics significantly different from those of transferable options and changes in the subjective input assumptions can materially affect the value estimate. The Black-Scholes model is not the only reliable measure that could be used to determine the fair value of employee stock options. The Company believes that any and all valuations of employee stock options will necessarily be estimates. The ultimate impact of the accounting change on the Company's future earnings will depend on the number of options issued in the future, as to which the Company has no specific plan, and the estimated value of each option. Insignia does not expense the value of outstanding options issued before January 1, 2002. Information about values of those options and the estimated effect if expensed is disclosed in the notes to the consolidated financial statements included in the Company's 2001 Form 10-K.

8.  Goodwill and Intangible Assets

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 replaces APB 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets. Under SFAS 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, at a minimum, or whenever events or circumstances occur indicating goodwill might be impaired. Other acquired intangible assets continue to be amortized over their estimated useful lives.

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

     In the first quarter of 2002, the Company estimated goodwill impairment of between $20.0 million and $50.0 million based on internal analyses of current industry multiples and the carrying values of tangible and intangible assets of its reporting units. Such internal analyses demonstrated that the value of the Company's U.S. commercial operation significantly exceeded its carrying value and that goodwill of the small Asian operation was impaired. These analyses also indicated potential impairment in the Company's European operations and Insignia Douglas Elliman. The Company engaged Standard & Poor's to value the European and Insignia Douglas Elliman operations and those appraisals indicated no impairment in the Company's European operations and partial impairment in Insignia Douglas Elliman. The total impairment measured for Insignia Douglas Elliman and the Asian operation aggregated $30.0 million before applicable taxes. As a result of this evaluation, the Company reported a $20.6 million (net of tax benefit of $9.4 million) goodwill impairment charge in earnings, as the cumulative effect of a change in accounting principle effective January 1, 2002, for the nine months ended September 30, 2002. The estimation of business values for measuring goodwill impairment is highly subjective and selections of different projected income levels and valuation multiples within observed ranges can yield different results.

     Amortization of goodwill totaled approximately $4.4 million and $12.9 million, respectively, for the three and nine months ending September 30, 2001. Elimination of this amortization would have improved income by approximately $3.1 million and $9.0 million (net of applicable taxes), respectively, for those periods of 2001. The following table provides pro forma information to reflect the effect of adoption of SFAS No. 142 on earnings for the periods indicated.

                                                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30              SEPTEMBER 30
                                                                ----------------------    ----------------------
                                                                   2002         2001         2002         2001
                                                                ---------    ---------    ---------    ---------
                                                                     (In thousands, except per share data)
Reported income (loss) from continuing operations               $   4,116    $  (5,396)   $   6,883    $  (6,927)
Less: Preferred stock dividend                                       (800)        (250)      (1,373)        (750)
                                                                ---------    ---------    ---------    ---------
Income (loss) from continuing operations available to
   common shareholders                                              3,316       (5,646)       5,510       (7,677)
Add:
  Goodwill amortization, net of tax benefit of $1,333 and
  $3,946 for the three and nine months ending September 30,
  2001                                                                 --        3,063           --        8,964
                                                                ---------    ---------    ---------    ---------
Adjusted income from continuing operations available to
   common shareholders                                          $   3,316    $  (2,583)   $   5,510    $   1,287
                                                                =========    =========    =========    =========
Earnings per common share -- basic:

   Reported income (loss) from continuing operations            $    0.14    $   (0.25)   $    0.24    $   (0.35)
   Add:
     Goodwill amortization, net of tax benefit of $0.06 and
     $0.18 for the three and nine months ending September 30,
     2001                                                              --         0.14           --         0.41
                                                                ---------    ---------    ---------    ---------
   Adjusted income (loss) from continuing operations            $    0.14    $   (0.11)   $    0.24    $    0.06
                                                                =========    =========    =========    =========

Earnings per common share -- assuming dilution:

   Reported income (loss) from continuing operations            $    0.14    $   (0.25)   $    0.23    $   (0.35)
   Add:
     Goodwill amortization, net of tax benefit of $0.06 and
     $0.18 for the three and nine months ending September 30,
     2001                                                              --         0.14           --         0.41
                                                                ---------    ---------    ---------    ---------
   Adjusted income (loss) from continuing operations            $    0.14    $   (0.11)   $    0.23    $    0.06
                                                                =========    =========    =========    =========

     Additional contingent purchase price of acquired businesses totaling $12.7 million was recorded as additional goodwill during the first nine months of 2002. Such additional purchase price included: (i) Insignia Bourdais earnout payment of $6.0 million (paid by issuance of 131,480 shares of Insignia common stock and cash of $4.7 million); (ii) a $4.0 million earnout with respect to the prior Boston acquisition by Insignia/ESG; (iii) a $2.0 million earnout related to Insignia Douglas Elliman; and (iv) a $728,000 earnout related to the Company's operations in the Netherlands. The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from December 31, 2001 to September 30, 2002.

GOODWILL                                     COMMERCIAL     RESIDENTIAL        TOTAL
--------                                    ------------    ------------    ------------
                                                           (In thousands)
BALANCE AS OF DECEMBER 31, 2001             $    228,967    $     59,386    $    288,353

Additional purchase consideration                 10,728           2,000          12,728
Reclassifications from other intangibles             287              --             287
Goodwill related to sale of business unit             --            (447)           (447)
Cumulative goodwill impairment                    (3,201)        (26,822)        (30,023)
Foreign currency translation                      10,379              --          10,379
                                            ------------    ------------    ------------
BALANCE AS OF SEPTEMBER 30, 2002            $    247,160    $     34,117    $    281,277
                                            ============    ============    ============

     The following tables present certain information on the Company's acquired intangible assets as of September 30, 2002 and December 31, 2001, respectively.

                                     WEIGHTED
                                     AVERAGE           GROSS
                                   AMORTIZATION       CARRYING     ACCUMULATED
ACQUIRED INTANGIBLE ASSETS           PERIOD            AMOUNT      AMORTIZATION    NET BALANCE
--------------------------         ------------     ------------   ------------   ------------
                                                                  (In thousands)
AS OF SEPTEMBER 30, 2002

     Property management contracts   7 years        $     72,799   $     59,380   $     13,419
     Favorable premises leases       8 years               4,675          1,517          3,158
     Other                           3 years               4,699          3,091          1,608
                                                    ------------   ------------   ------------
     Total                                          $     82,173   $     63,989   $     18,184
                                                    ============   ============   ============

AS OF DECEMBER 31, 2001

     Property management contracts   7 years        $     70,926   $     54,049   $     16,877
     Favorable premises leases       8 years               4,453          1,099          3,354
     Other                           3 years               3,228          1,997          1,231
                                                    ------------   ------------   ------------
     Total                                          $     78,607   $     57,145   $     21,462
                                                    ============   ============   ============

     All intangible assets are being amortized over their estimated useful lives with no residual value. Intangibles included in "Other" consist of customer backlog, non-compete agreements, franchise agreements and trade names. The aggregate acquired intangible amortization expense for the nine months ended September 30, 2002 and 2001 totaled $4.6 million and $5.6 million, respectively. Intangible assets acquired in the Insignia Bourdais transaction contributed $1.1 million of amortization expense ($765,000 pertaining to customer backlog) during the first three quarters of 2002. This increase was offset by declines in amortization in 2002 attributed to property management contracts that fully amortized in 2001. Amortization of favorable premises leases, totaling approximately $492,000 and $319,000 for the nine month periods ending September 30, 2002 and 2001, respectively, is included in rental expense (included in real estate services expenses) in the Company's consolidated statements of operations.

     The estimated acquired intangible amortization expense, including amounts reflected in rental expense, for the fiscal year ending December 31, 2002 and for the subsequent four fiscal years through December 31, 2006 approximates $5.7 million, $2.8 million, $1.9 million, $1.3 million and $1.3 million, respectively.

9.  Real Estate Investments

     The Company engages in real estate investment generally through: (i) investment in operating properties through co-investments with various clients or, in limited instances, by itself; (ii) investment in and development of commercial real estate on its on behalf and through co-investments; and (iii) minority ownership in and management of private investment funds, whose investments primarily consist of securitized real estate debt. As of September 30, 2002, the Company's real estate investments totaled $135.7 million, consisting of the following: (i) $27.8 million in minority-owned operating properties; (ii) $82.8 million of carrying value of real estate attributed to three consolidated properties; (iii) $10.6 million in minority owned development properties; (iv) $1.7 million in a land parcel held for development; and (v) $12.8 million in real estate debt investment funds. Insignia's equity investment in the consolidated properties totaled $22.4 million at September 30, 2002.

     Insignia maintains an incentive compensation program pursuant to which certain employees, including executive officers, participate in the profits generated by its real estate investments, through grants of either equity interests (at the time investments are made) or contractual rights to proceeds. Such grants generally consist of an aggregate of 50% of the cash proceeds to Insignia after Insignia has recovered its full investment plus a 10% per annum return thereon. In addition, upon disposition, the Company generally makes discretionary incentive payments of 5% to 10% to certain employees who directly contributed to the success of an investment. With respect to the private investment funds, employees are collectively entitled to share 55% to 60% of proceeds received by Insignia in respect of its promoted profits participation in those funds. Employees share only in promoted profits and are not entitled to any portion of earnings on the Company's actual investment. Gains on sales of real estate and equity earnings for the nine-month periods of 2002 and 2001 are recorded net of employee entitlements of $5.0 million and $695,000, respectively, pursuant to these grants. The Company's principal investment programs are more fully described below.

     The Compensation Committee of the Company's Board of Directors, with the advice of third party professionals, has completed a review of policies relating to management participation in the Company's real estate investment program in the context of Insignia's entire incentive compensation program for senior management. The Committee has determined that all future promote interests granted to members of senior management shall have a co-investment requirement (such that any such individual has money at risk) and a netting requirement (such that losses on poor investments are netted with gains on successful investments). These requirements will apply to investments made by the Company on and after July 29, 2002. The mechanics by which this policy will be implemented will be determined based on the collective efforts of members of the Committee, its independent counsel and consultants and management. No grants to such members of senior management with respect to investments made after July 29, 2002 shall be made until such mechanics are in place.

Property Investment

     The Company co-invests in the purchase of operating real estate assets including office, retail, industrial, apartment and hotel properties. As of September 30, 2002, Insignia held equity investments totaling $27.8 million in 33 minority owned property assets. These properties consist of over 8.4 million square feet of commercial property, 1,487 multi-family apartment units and 829 hotel rooms. The gross aggregate asset carrying value of these properties totaled approximately $1 billion at September 30, 2002. The Company's minority ownership interests in co-investment property range from 1% to 30%. Gains realized from sales of real estate by minority owned ventures totaled $2.0 million in the third quarter of 2002 and $3.7 million for the first nine months of 2002, compared to $161,000 and $625,000 for the third quarter and nine months of 2001. Such amounts are included under the caption "equity earnings in real estate" in the Company's consolidated statements of operations.

     Insignia also consolidates two operating properties, a wholly-owned retail property located in Norman, Oklahoma and a New York City apartment complex owned by a limited partnership in which the Company owns a 1% controlling general partner interest. With respect to the New York City apartment complex, Insignia is entitled to approximately 45% of all distributions after limited partners receive a return of all invested capital (aggregating approximately $6.0 million). These properties comprise approximately 155,000 square feet of commercial space and 420 multi-family apartment units. At September 30, 2002, the carrying amounts of these consolidated real estate assets totaled $45.8 million, and non-recourse real estate mortgage debt totaled $46.7 million. In September 2002, a consolidated retail property was sold for a $1.3 million gain. The gain is included under the caption "other income, net" in the Company's consolidated statements of operations.

     The New York City apartment complex is owned by several multi-tiered partnerships, in which Insignia has several different interests. Since 1999, Insignia has held a 1% general partner interest in the limited partnership that owns the property and a 1% general partner interest in the second tier limited partnership that owns the 99% limited partner interest in the property-owning partnership. In the first quarter of 2002, Insignia's intent with respect to its ownership interests in the property changed from a passive role, in which its primary objective was to retain the property management assignment for the property, to an active role, in which it has commenced an effort to refinance all of the debt encumbering the property. Although Insignia's economic interest in the property is nominal (until the limited partners have received a return of all invested capital), the Company commenced consolidating this property in its financial statements as of January 1, 2002 because (i) the partnership agreement for the property-owning partnership grants the general partner complete authority over the management and affairs of the partnership, including any sale or refinancing of its sole asset without limited partner approval, and (ii) generally accepted accounting principles require consolidation on the basis of voting control (regardless of the level of equity ownership). In July 2002, Insignia invested $1.2 million in the second tier limited partnership as a new limited partner pursuant to a $1.5 million equity financing. The remaining $300,000 was invested by existing limited partners in June 2002.

Development

     In July 2002, a subsidiary of the Company acquired three contiguous parcels of property and related leasehold rights in St. Thomas, United States Virgin Islands, which comprise 32.3 acres of property, including 18 submerged acres with full water rights. The initial purchase price was approximately $35.0 million, paid with $18.5 million in cash and a portion of a $20.0 million borrowing by the subsidiary under a $40.0 million mortgage loan facility. At September 30, 2002, approximately $3.5 million of the borrowing was held in cash and escrowed reserves. The property is currently undergoing predevelopment activities together with operating activities of an existing marina.

The property and its debt are consolidated in the Company's consolidated financial statements. The loan facility is non-recourse to Insignia. Insignia's investment in the property totaled $19.4 million at September 30, 2002.

     In addition, Insignia has minority ownership in four office projects whose development is directed by the Company. Insignia also owns a parcel of land in Denver, located adjacent to one of the office developments, that is held for future development. This land parcel was subject to an impairment write-down in the third quarter of 2002 as described in Note 10. Insignia's ownership in the four office projects range from 25% to 33% and the operating status of each at September 30, 2002 was as follows:

o    Dallas office project -- 96% leased

o    Portland flex project -- 60% leased

o    Denver office project -- 41% leased

o    Portland downtown office project -- 1% leased

     The Company's only obligations with respect to the office developments, beyond its investment, are partial construction financing guarantees totaling $8.9 million. The Company's investment in development assets totaled $31.7 million at September 30, 2002. Interest capitalized in connection with these developments totaled $663,000 and $427,000, respectively, for the nine-month periods of 2002 and 2001.

Private Investment Funds

     At September 30, 2002, Insignia had equity investments of $12.8 million in two private investment funds, Insignia Opportunity Trust ("IOT") and Insignia Opportunity Partners II ("IOP II") and had a commitment to invest an additional $2.3 million in IOP II. The investment objectives of these funds are to invest primarily in real estate debt securities with a focus on below investment grade commercial mortgage-backed securities. The gross carrying value of assets owned and managed by the two funds was approximately $140.0 million as of September 30, 2002.

     IOT has completed its deployment of committed capital and IOP II has called $28.5 million of its $48.5 million of total capital commitments. Three executive officers of the Company have committed $2.25 million to IOP II on the same basis as all other investors. Insignia holds ownership interests of approximately 13% in IOT and 10% in IOP II and is currently entitled to an additional profits participation of 10% in IOT and 5% in IOP II. Insignia's additional profits participation could increase to 30% in IOT and 50% in IOP II, depending on the performance of the funds. Insignia's earnings from its investments in IOT and IOP II was $2.4 million and $1.7 million (after employee incentive participation of $1.1 million and $675,000) for the nine months of 2002 and 2001, respectively, and are included in real estate services revenues in the accompanying consolidated statements of operations.

10. Real Estate Impairment

     During the third quarter of 2002, the Company recorded impairment against its real estate investments of $1.6 million on five property assets. Insignia re-evaluates each real estate investment on a quarterly basis, taking into account changes in market conditions and prospects. The impairment charge includes $560,000 for the Denver land parcel held for future development (disclosed in Note 9 above) based on a third party appraisal and $703,000 for a 15% owned office building, located in Boston, suffering from increased vacancies and lowered rental rates.

11. Acquisitions

Groupe Bourdais

     In late December 2001, Insignia completed the acquisition of Groupe Bourdais, one of France's premier commercial real estate services companies. Groupe Bourdais now operates under the Insignia Bourdais name. The Insignia Bourdais purchase price consists of total potential consideration of approximately $49.0 million, including an initial payment of approximately $21.4 million in cash and stock (402,645 common shares) and additional payments totaling up to approximately $28.0 million over the three years ending December 31, 2004, depending on the performance of the Insignia Bourdais operation. The Company recorded contingent consideration of $6.0 million to goodwill in 2002 on the basis of the performance of Insignia Bourdais for its fiscal year ended March 31, 2002. The additional consideration was paid by issuance of 131,480 shares of Insignia common stock and cash of $4.7 million. The acquisition consisted substantially of specifically identified intangible assets and goodwill and has been allocated based upon estimates of value for such acquired intangibles. Identified intangible assets, which included customer backlog, property management contracts, a non-compete agreement, franchise agreements and a favorable premises lease, have been valued based on third party appraisals. The results of Insignia Bourdais have been included in the Company's financial statements since January 1, 2002.

Other Information

     The following table provides pro forma results of operations for the periods indicated, assuming consummation of the Groupe Bourdais acquisition as of January 1, 2001:

                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                   SEPTEMBER 30 2001     SEPTEMBER 30 2001
                                   -----------------     ------------------
                                    (In thousands, except per share data)
Revenues                             $    154,887          $    521,938
                                     ============          ============

Loss from continuing operations            (4,254)               (4,833)
                                     ============          ============

Net loss                                   (3,328)               (6,355)
                                     ============          ============

Net loss per common share:
  -- Basic                           $      (0.16)         $      (0.32)
                                     ============          ============
  -- Assuming dilution               $      (0.16)         $      (0.32)
                                     ============          ============

     Pro forma results of operations for Baker Commercial and Brooke International -- India, each acquired in 2001, are not provided because the impact of these acquisitions on the Company's results of operations was not material.

12. Private Financing

     In June 2002, Insignia executed agreements for $50.0 million of new capital through a private investment by funds affiliated with Blackacre Capital Management, LLC ("Blackacre"). The investment consists of $12.5 million in newly issued shares of Series B convertible preferred stock and a commitment to provide $37.5 million of subordinated debt. The preferred stock carries an 8.5% annual dividend, payable quarterly at Insignia's option in cash or in kind, and is convertible into Insignia common stock at a price of $15.40 per share, subject to adjustment. The preferred stock has a perpetual term, although Insignia may call the preferred stock, at stated value, after June 7, 2005. In February 2000, Blackacre purchased $25.0 million of convertible preferred stock, which has now been exchanged for a Series A convertible preferred stock with an 8.5% annual dividend and a conversion price of $14.00 per share.

     The Blackacre credit facility, which is subordinate to Insignia's senior credit facility, bears interest at an annual rate of 11.25% to 12.25%, payable quarterly, depending on the amount borrowed. Insignia may borrow in as many as three tranches over the 18-month period ending in December 2003. The subordinated debt matures in June 2009. In July 2002, Insignia borrowed $15.0 million under the credit facility. The proceeds were used to finance the purchase of the real estate development property described in Note 9.

13. Long Term Debt

                                      SEPTEMBER 30    DECEMBER 31
                                          2002           2001
                                     -------------   -------------
                                            (In thousands)
NOTES PAYABLE
  Senior revolving credit facility   $     117,000   $     149,000
  Subordinated credit facility              15,000              --
  Acquisition loan notes                    17,502          20,972
                                     -------------   -------------
                                           149,502         169,972
                                     -------------   -------------

REAL ESTATE MORTGAGES                       66,718          37,269

                                     -------------   -------------
  TOTAL                              $     216,220   $     207,241
                                     =============   =============

     The acquisition loan notes are payable to sellers of the acquired UK businesses and are backed by restricted cash deposits in approximately the same amount. The loan notes have a semiannual redemption feature at the discretion of the note holder. The real estate mortgages are secured solely by the property assets owned by the respective consolidated subsidiaries. Maturities range from December 2002 to October 2023. At September 30, 2002, Insignia had over $78.0 million of availability on its credit facilities under its covenants. In October 2002, Insignia paid down $22.0 million on the senior revolving credit facility from existing cash balances, lowering its outstanding balance to $95.0 million.

14. Earnings Per Share

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

                                                                   THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                      SEPTEMBER 30               SEPTEMBER 30
                                                               ------------------------    ------------------------
                                                                  2002          2001          2002          2001
                                                               ----------    ----------    ----------    ----------
                                                                                   (In thousands)
NUMERATOR:
Numerator for basic earnings per share:
   Income (loss) from continuing operations                    $    4,116    $   (5,396)   $    6,883    $   (6,927)
     Preferred stock dividends                                       (800)         (250)       (1,373)         (750)
                                                               ----------    ----------    ----------    ----------
   Income (loss) from continuing operations available
     to common stockholders                                    $    3,316    $   (5,646)   $    5,510    $   (7,677)

Effect of dilutive securities:
   Preferred stock dividends                                           --            --            --            --
                                                               ----------    ----------    ----------    ----------
Numerator for diluted earnings per share -- income (loss)
  from continuing operations available to common
   stockholders after assumed conversions                      $    3,316    $   (5,646)   $    5,510    $   (7,677)
                                                               ==========    ==========    ==========    ==========

DENOMINATOR:
Denominator for basic earnings per share -- weighted average
    common shares                                                  23,198        22,214        23,082        21,932

Effect of dilutive securities:
   Stock options, warrants and unvested restricted stock              395            --           788            --
   Convertible preferred stock                                         --            --            --            --
                                                               ----------    ----------    ----------    ----------
Denominator for diluted earnings per share -- weighted
  average common shares and assumed conversions                    23,593        22,214        23,869        21,932
                                                               ==========    ==========    ==========    ==========

15. Comprehensive Income (Loss)

     The following table presents a calculation of comprehensive income (loss) for the periods indicated.

                                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          SEPTEMBER 30                SEPTEMBER 30
                                                    ------------------------    ------------------------
                                                       2002          2001          2002          2001
                                                    ----------    ----------    ----------    ----------
                                                                       (In thousands)
Net income (loss)                                   $    8,769    $   (4,470)   $   (8,834)   $   (8,449)
Other comprehensive income (loss), net of taxes:
    Foreign currency translation adjustment              1,294         2,991         7,261          (502)
    Reclassification adjustment for realized gain           --            --           (50)           --
    Unrealized gains on securities                          --           (56)           --             5
    Minimum pension liability                              (18)           --           (79)           --
                                                    ----------    ----------    ----------    ----------
Total other comprehensive income (loss)                  1,276         2,935         7,132          (497)
                                                    ----------    ----------    ----------    ----------
TOTAL COMPREHENSIVE INCOME (LOSS)                   $   10,045    $   (1,535)   $   (1,702)   $   (8,946)
                                                    ==========    ==========    ==========    ==========

16. Industry Segment Data

     Insignia's operating activities encompass two reportable segments that include (i) commercial real estate services including principal investment activities, and (ii) residential real estate services. The Company's reportable segments are business units that offer similar products and services and are managed separately because of the distinction between such services. The accounting policies of the reportable segments are the same as those used in the preparation of the consolidated financial statements.

     The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development and re-development, consulting and other services. The commercial segment also includes the Company's principal real estate investment activities and fund management. Insignia's commercial segment is comprised of the operations of Insignia/ESG in the U.S., Insignia Richard Ellis in the U.K., Insignia Bourdais in France (which commenced operations in January 2002) and other businesses in continental Europe, Asia and Latin America. The residential segment provides services including apartment brokerage and leasing, rental brokerage, property management and mortgage brokerage services and consists of the New York based operations of Insignia Douglas Elliman and Insignia Residential Group. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting. The Company's internet-based initiatives launched in 1999 were terminated in 2001. The operating impact of internet initiatives for the first nine months of 2001 was limited to $8.9 million of write-downs on equity internet investments made predominantly in 1999 and 2000.

     The following tables summarize financial information by industry segment for the periods indicated. This financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 2 of this Form 10-Q.

                                                     COMMERCIAL     RESIDENTIAL        OTHER           TOTAL
                                                    ------------    ------------    ------------    ------------
                                                                         (In thousands)
THREE MONTHS ENDED -- SEPTEMBER 30, 2002
REVENUES:
   Real estate services                             $    151,669    $     36,133    $         --    $    187,802
   Property operations                                     2,380              --              --           2,380
                                                    ------------    ------------    ------------    ------------
      TOTAL REVENUES                                     154,049          36,133              --         190,182
                                                    ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                   10,354           2,518          (4,524)          8,348

OTHER INCOME AND EXPENSE:
   Interest income                                           450               6             390             846
   Other income                                            1,290              --               5           1,295
   Interest expense                                          (64)             (3)         (2,339)         (2,406)
   Property interest expense                                (670)             --              --            (670)
   Equity earnings (loss) in real estate ventures             70              --              --              70
                                                    ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                     $     11,364    $      2,521    $     (6,402)   $      7,483
                                                    ============    ============    ============    ============

NINE MONTHS ENDED -- SEPTEMBER 30, 2002

REVENUES:
   Real estate services                             $    408,928    $    105,142    $         --    $    514,070
   Property operations                                     6,930              --              --           6,930
                                                    ------------    ------------    ------------    ------------
      TOTAL REVENUES                                     415,858         105,142              --         521,000
                                                    ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS)                                   18,546           7,742         (11,152)         15,136

OTHER INCOME AND EXPENSE:
   Interest income                                         1,635               9           1,286           2,930
   Other income                                            1,256              --              52           1,308
   Interest expense                                         (358)            (14)         (6,383)         (6,755)
   Property interest expense                              (1,621)             --              --          (1,621)
   Equity earnings in real estate ventures                 1,516              --              --           1,516
                                                    ------------    ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                     $     20,974    $      7,737    $    (16,197)   $     12,514
                                                    ============    ============    ============    ============

Total assets                                        $    703,680    $     63,164    $     65,662    $    832,506
Real estate investments                                  135,717              --              --         135,717

                                                                              INTERNET
                                                  COMMERCIAL   RESIDENTIAL   INITIATIVES      OTHER         TOTAL
                                                  ----------   -----------   -----------    ----------    ----------
                                                                               (In thousands)
THREE MONTHS ENDED -- SEPTEMBER 30, 2001
REVENUES:
   Real estate services                           $  114,978    $  431,328    $       --    $       --    $  146,306
   Property operations                                   720            --            --            --           720
                                                  ----------    ----------    ----------    ----------    ----------
   TOTAL REVENUES                                    115,698        31,328            --            --       147,026
                                                  ----------    ----------    ----------    ----------    ----------

OPERATING INCOME (LOSS)                               (3,700)          346            --        (2,420)       (5,774)

OTHER INCOME AND EXPENSE:
   Losses from internet investments                       --            --        (1,779)           --        (1,779)
   Interest and other income                             432             4            --           535           971
   Interest expense                                     (150)          (11)           --        (2,930)       (3,091)
   Property interest expense                            (305)           --            --            --          (305)
   Foreign currency transaction gains                     --            --            --            17            17
   Equity earnings in real estate ventures               234            --            --            --           234
                                                  ----------    ----------    ----------    ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                   $   (3,489)   $      339    $   (1,779)   $   (4,798)   $   (9,727)
                                                  ==========    ==========    ==========    ==========    ==========


NINE MONTHS ENDED -- SEPTEMBER 30, 2001

REVENUES:
   Real estate services                           $  399,415    $   92,250    $       --    $       --    $  491,665
   Property operations                                 3,189            --            --            --         3,189
                                                  ----------    ----------    ----------    ----------    ----------
   TOTAL REVENUES                                    402,604        92,250            --            --       494,854
                                                  ----------    ----------    ----------    ----------    ----------

OPERATING INCOME (LOSS)                               10,814           583            --        (8,838)        2,559

OTHER INCOME AND EXPENSE:
   Losses from internet investments                       --            --        (8,870)           --        (8,870)
   Interest and other income                           1,532             4            --         2,265         3,801
   Interest expense                                     (461)          (32)           --        (9,221)       (9,714)
   Property interest expense                          (1,477)           --            --            --        (1,477)
   Foreign currency transaction gains                     --            --            --           356           356
   Equity earnings in real estate ventures             1,288            --            --            --         1,288
                                                  ----------    ----------    ----------    ----------    ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES                                   $   11,696    $      555    $   (8,870)   $  (15,438)   $  (12,057)
                                                  ==========    ==========    ==========    ==========    ==========

Total assets                                      $  555,095    $  164,052    $    5,332    $   49,599    $  774,078

Real estate investments                               70,390            --            --            --        70,390

     Certain geographic information is as follows:

                     THREE MONTHS ENDED        NINE MONTHS ENDED
                        SEPTEMBER 30              SEPTEMBER 30
                  -----------------------   -----------------------
TOTAL REVENUES       2002         2001         2002         2001
                  ----------   ----------   ----------   ----------
                                   (In thousands)
United States     $  141,800   $  119,438   $  397,007   $  410,404
United Kingdom        32,640       23,839       82,579       73,825
France                11,502           --       29,584           --
Other countries        4,240        3,749       11,830       10,625
                  ----------   ----------   ----------   ----------
                  $  190,182   $  147,026   $  521,000      494,854
                  ==========   ==========   ==========   ==========


                                                 SEPTEMBER 30
                                           -----------------------
LONG-LIVED ASSETS                             2002         2001
                                           ----------   ----------
                                                (In thousands)
United States                              $  347,465   $  360,529
United Kingdom                                114,158      109,261
France                                         24,409           --
Other countries                                 6,570        8,628
                                           ----------   ----------
                                           $  492,602   $  478,750
                                           ==========   ==========

     Long-lived assets are comprised of property and equipment, real estate investments, goodwill and acquired intangibles. Long-lived assets in the United States include $37.0 million pertaining to a development parcel in St. Thomas, United States Virgin Islands.

17. Loans to Officers

     In March 2002, Insignia made a loan in the amount of $1.5 million to its Chairman and Chief Executive Officer. The variable interest rate on the loan is the same as the average cost of funds borrowed by Insignia, which was approximately 5.2% at September 30, 2002. The loan is payable on or before March 5, 2005. The Company deducts quarterly interest payments due on the loan from certain bonuses payable to the Chairman. To the extent such bonuses are not paid, all accrued and unpaid interest is payable at maturity. The loan and any accrued interest thereon would be forgiven in limited circumstances, such as a significant transaction or change of control.

     In June 2001, Insignia made a loan in the amount of $1.5 million to its President. The variable interest rate on the loan is the same as the average cost of funds borrowed by Insignia, which was approximately 5.2% at September 30, 2002. The loan becomes due upon the earliest of (i) voluntary termination of the President's employment with Insignia, (ii) the termination of the President's employment with Insignia for cause or (iii) March 15, 2006. Insignia will forgive $375,000 of the principal amount of the loan and accrued interest thereon on March 15 of the year following each of 2002, 2003, 2004 and 2005 to the extent that actual Net EBITDA equals or exceeds 75% of annual budgeted Net EBITDA for any such year, as approved by the Board of Directors. In addition, if aggregate actual Net EBITDA for fiscal 2002, 2003, 2004 and 2005 equals or exceeds aggregate annual budgeted EBITDA for such years, any outstanding principal amount of the loan and accrued interest thereon, will be forgiven as of March 15, 2006.

     In May 2002, Insignia made a loan in the amount of $270,000 to an Executive Vice President of the Company. The variable interest rate on the loan is the same the average cost of funds borrowed by Insignia, which was approximately 5.2% at September 30, 2002. Interest on the loan is payable to Insignia in cash on June 30 and December 31 of each year; provided, however, that until December 31, 2004 all interest accrued and payable may, at the discretion of the employee (but subject to Insignia's right of offset as more fully described below), be added to the outstanding principal balance of the loan instead of paid in cash. The loan is repayable on the earlier of (i) June 30, 2005 or (ii) 30 days following a termination of the employee's employment with Insignia for any reason. Pursuant to its rights under the note, beginning on August 1, 2002, Insignia began withholding 50% of any distribution payable to the employee, in respect of the employee's equity interest in the Company's profits interest in Insignia Opportunity Partners, the operating partnership subsidiary of Insignia Opportunity Trust, to be applied as a payment of accrued interest and outstanding principal. In October 2002, the Company withheld $6,995 from distributions payable to the employee pursuant to its rights under the note.

     Pursuant to the Company's Supplemental Stock Purchase and Loan Program, Insignia has loans outstanding to seven employees, including three executive officers, of the Company. These loans were originally made in 1998 and 1999 for the purchase of 158,663 newly issued shares of Insignia's common stock at an average share price of approximately $12.18. The loans require principal and interest payments, at a fixed rate of 7.5%, in 40 equal quarterly installments ending December 31, 2009. The notes are secured by the common shares and are non-recourse to the employee except to the extent of 25% of the outstanding amount. At September 30, 2002, the loans outstanding totaled $1.2 million and are presented as a reduction of stockholders' equity in the Company's consolidated balance sheet.

18. Contingencies

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

     As of October 30, 2002, the Company was not aware of any matters that would give rise to a material claim under any warranties and indemnities.

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

19. Equity

     During the nine month period ended September 30, 2002, the Company had the following changes in stockholders' equity:

     a) Net loss of $8,834,000, including $20,635,000 (net of tax benefit) with respect to the cumulative effect of a change in accounting principle.

     b) Issuance of 125,000 shares, or $12,500,000, of Series B convertible preferred stock (less $175,000 of issuance costs) that carries an 8.5% annual dividend and is convertible into Insignia common stock at a price of $15.40.

     c) Exchange of 250,000 shares, or $25,000,000, of convertible preferred stock, originally issued in February 2000, for Series A convertible preferred stock that carries an 8.5% annual dividend and is convertible into Insignia common stock at a price of $14.00 per share. This exchange with the existing holder did not change total stockholders' equity.

     d)   Preferred stock dividends totaling $1,032,000 paid in cash.

     e) Exercise of stock options to purchase 102,967 shares of Insignia common stock at exercise prices ranging from $4.08 to $11.59 per share.

     f) Sale of 78,809 shares of Insignia common stock, at an average price of approximately $8.67, under the Company's Employee Stock Purchase Program.

     g) Issuance of 131,480 shares (valued at $1.3 million) of Insignia common stock in connection with the Groupe Bourdais acquisition.

     h) Issuance of 85,645 shares of Insignia common stock (at issue date market values averaging approximately $10.00 per share) for vested restricted stock awards. Accrued compensation expense relating to restricted stock totaled $463,000 for the nine-month period of 2002.

     i) Payments of $113,000 on notes receivable for common stock. In addition, the retired Chairman of the Company's U.K. subsidiary, Insignia Richard Ellis and a Vice Chairman of Insignia/ESG, Inc. assigned to the Company, for retirement, 47,786 shares of Insignia common stock with an average market value of $11.35 per share. Such common shares were retired in satisfaction of common stock purchase notes receivable of $542,000.

     j) Other comprehensive income of $7,132,000, net of applicable taxes, for the nine months ended September 30, 2002, arising substantially from the translation of European net assets at higher exchange rates.

     k) Stock option expense of $116,000 representing the estimated value of employee stock options issued during 2002, which is added to additional paid-in capital and charged to net income.

     In July 2002, the Company authorized a stock repurchase program of up to $5.0 million, subject to compliance with all covenants contained within the Company's existing debt agreements. As of October 31, 2002, Insignia had not initiated any stock repurchases under this authorization.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Insignia monitors and evaluates its financial performance using two primary measures -- Net EBITDA and income from continuing operations. Net EBITDA is defined as income from continuing operations before depreciation, amortization, property dispositions and impairments, internet investment results and income taxes. Net EBITDA deducts all interest expense and includes Funds From Operations ("Real estate FFO") from real estate co-investments. Real estate FFO is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment. Net EBITDA and Real Estate FFO are supplemental measures that are not defined by GAAP and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms.

     Insignia's 2002 third quarter was highlighted by very strong year-over-year performance in Europe, especially the United Kingdom which benefited from a strong investment market and robust demand for valuation services. Also, strength in the Company's New York residential sales and brokerage unit, Insignia Douglas Elliman, continued in the third quarter, although at a lessened pace from the first two quarters of 2002, which were unusually robust. The Company's U.S. commercial real estate services business, Insignia/ESG, continues to face soft markets, but benefited from continued expense containment measures and the stronger relative performance of its flagship New York operation.

     For the third quarter of 2002, Net EBITDA totaled $13.0 million, up significantly from $3.5 million for the third quarter of 2001. Service revenues for the third quarter of 2002 totaled $187.8 million, an increase from $146.3 million for the same period in 2001. The increase in revenues reflects year-over year improvement in all virtually operating units and an $11.5 million contribution from the Company's French business unit acquired in late December 2001. For the third quarter of 2002, the Company reported income from continuing operations of $4.1 million ($0.14 per diluted share), an improvement from a loss of $5.4 million ($0.25 per diluted share) in the third quarter of 2001. Net income for the third quarter of 2002 totaled $8.8 million ($0.34 per diluted share), compared to a net loss of $4.5 million ($0.21 per diluted share) for the same period of 2001. Earnings for the 2002 third quarter were aided by a $4.7 million tax benefit in discontinued operations related to the January 2002 sale of Realty One. The capital loss resulting from the Realty One sale had been fully reserved due to uncertainty of the deductibility of the loss. In the third quarter of 2002, it was determined that the loss would be fully deductible, requiring the recognition of a tax benefit. Results for the third quarter of 2001 were adversely impacted by the effects of the September 11th terrorist attacks on New York and Washington as well as $1.8 million of Internet losses. Goodwill amortization was discontinued effective January 1, 2002 as required by new accounting standards. The Company incurred $4.4 million of such amortization expense in the third quarter of 2001.

     For the first nine months of 2002, Net EBITDA totaled $31.2 million, up 4% from $30.1 million for the same period of 2001. Service revenues reached $514.1 million, up 5% from $491.7 million for the 2001 period. Income from continuing operations for the nine months of 2002 was $6.9 million ($0.23 per diluted share), an improvement from a loss of $6.9 million ($0.35 loss per diluted share) for the nine months of 2001. The 2001 loss included $8.9 million of internet investment losses and $12.9 million of goodwill amortization. Net losses for the nine months of 2002 and 2001 included the cumulative effect of the goodwill accounting change (2002) and the operations of the discontinued Realty One business (2001). As a result, the Company reported net losses of $8.8 million ($0.43 per diluted share) in 2002 versus $8.4 million ($0.42 per diluted share) in 2001.

     Earnings per share for the nine months of 2002 is affected by a 9% increase in average diluted shares over 2001. Diluted shares increased by 1.9 million for the nine months of 2002 as a result of (i) an 800,000 share dilutive effect of options and warrants that were non-dilutive by virtue of reported losses in 2001, (ii) 500,000 shares issued to employees pursuant to stock option exercises and stock plan purchases and (iii) 534,000 shares issued in connection with the Insignia Bourdais acquisition.

     The 2002 results continued to reflect caution by US corporate clients worldwide. They are particularly wary of making long-term commitments for office space due to the uncertainty in the economy and financial markets. As a consequence, the time needed to complete transactions has lengthened significantly. Compared with the accelerated pace of activity in the late 1990s and 2000, office leases and property investment sales -- including those in our real estate investment portfolio -- are now taking much longer to consummate. A slow office leasing environment affects Insignia/ESG, the domestic commercial services business, more than Insignia's other businesses.

     The table below depicts the Company's operating results, in a format that highlights the above measures, and reconciles them to GAAP net income, for the three and nine months ended September 30, 2002 and 2001, respectively. Operating results for each period present all results related to the sold Realty One business in discontinued operations. This information has been derived from the Company's consolidated statements of operations for the periods then ended.

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30              SEPTEMBER 30
                                                     ----------------------    ----------------------
                                                        2002         2001         2002         2001
                                                     ---------    ---------    ---------    ---------
                                                                      (In thousands)
REAL ESTATE SERVICES REVENUES
     Commercial -- United States                     $ 103,287    $  87,390    $ 284,935    $ 314,965
     Commercial -- International                        48,382       27,588      123,993       84,450
     Residential                                        36,133       31,328      105,142       92,250
                                                     ---------    ---------    ---------    ---------
         Total real estate service revenues            187,802      146,306      514,070      491,665
                                                     ---------    ---------    ---------    ---------

COSTS AND EXPENSES
     Real estate services                              169,435      140,116      471,009      452,087
     Administrative                                      4,502        2,399       11,085        8,781
                                                     ---------    ---------    ---------    ---------
EBITDA -- REAL ESTATE SERVICES (1)                      13,865        3,791       31,976       30,797
     Real estate FFO (2)                                   683        1,807        3,095        4,830
     Interest and other income                             835          988        2,932        4,157
     Interest expense                                   (2,406)      (3,091)      (6,755)      (9,714)
                                                     ---------    ---------    ---------    ---------
NET EBITDA (1)                                          12,977        3,495       31,248       30,070
     Gains on sales of real estate                       3,263          161        5,006          625
     Real estate impairment                             (1,577)          --       (1,699)          --
     Depreciation -- property and equipment             (4,541)      (3,954)     (13,082)     (11,238)
     Amortization of intangibles                        (1,030)      (5,829)      (4,139)     (18,480)
     Real estate depreciation (3)                       (1,609)      (1,821)      (4,820)      (4,164)
                                                     ---------    ---------    ---------    ---------
INCOME (LOSS) FROM REAL ESTATE OPERATIONS                7,483       (7,948)      12,514       (3,187)

   Losses from internet investments                         --       (1,779)          --       (8,870)
                                                     ---------    ---------    ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                   7,483       (9,727)      12,514      (12,057)

   Income tax (expense) benefit                         (3,367)       4,331       (5,631)       5,130
                                                     ---------    ---------    ---------    ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                 4,116       (5,396)       6,883       (6,927)

Discontinued operations, net of taxes:
   Operating income (loss)                                  --          926           --       (1,522)
   Adjustment to loss on disposal                        4,653           --        4,918           --
                                                     ---------    ---------    ---------    ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                        8,769       (4,470)      11,801       (8,449)

Cumulative effect of a change in accounting
   principle, net of $9.4 million tax benefit               --           --      (20,635)          --
                                                     ---------    ---------    ---------    ---------

NET INCOME (LOSS)                                        8,769       (4,470)      (8,834)      (8,449)

Preferred stock dividends                                 (800)        (250)      (1,373)        (750)
                                                     ---------    ---------    ---------    ---------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS   $   7,969    $  (4,720)   $ (10,207)   $  (9,199)
                                                     ---------    ---------    ---------    ---------

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

(3) Real estate depreciation represents the depreciation attributed to the three consolidated real estate properties as well as the portion of depreciation expense of equity real estate investees attributed to Insignia's ownership.


Commercial Real Estate Services

     Insignia's commercial real estate service operations include Insignia/ESG in the United States, Insignia Richard Ellis in the United Kingdom, Insignia Bourdais in France and other subsidiaries in Germany, Italy, Belgium, the Netherlands, Spain, Asia and Latin America. Commercial real estate services revenues of $151.7 million for the third quarter of 2002 reflect a 32% improvement from $115.0 million for the same period of 2001. Commercial EBITDA of $14.7 million in 2002 significantly exceeded the $4.1 million for the third quarter of 2001. For the nine months of 2002, commercial revenues were up 2% to $408.9 million. Insignia Bourdais contributed $29.6 million to revenues in 2002. EBITDA of $32.0 million for the nine months of 2002 reflects a decline from 2001 EBITDA of $33.9 million.

     United States

     The Company's U.S. commercial services unit, Insignia/ESG, experienced weak leasing markets nationwide. U.S. revenues and EBITDA totaled $103.3 million and $7.5 million, respectively, for the third quarter of 2002. While revenues were up 18% and EBITDA was up 156% over the third quarter of 2001 , performance was low by historical third quarter standards. The performance of Insignia/ESG for the third quarter of 2002 does reflect improvement from prior quarters in 2002, although the general economic uncertainty and sluggish pace of leasing activity continues to hamper performance. U.S. revenues totaled $284.9 million for the nine months of 2002, down 10% from the same period of 2001, and EBITDA totaled $17.6 million, down 35% from $27.2 million in 2001. Nearly half of the decline was derived from the development business, which has not sold an asset in 2002. Development income totaled $4.6 million for the nine months of 2001. The remainder of the 2002 decline is attributed to lower leasing volume. The revenue decline was partially mitigated by discipline in controlling non-essential expenses, which decreased by over $8.0 million from 2001 levels. Conversely, the U.S. EBITDA margin declined in 2002 due to uncontrollable expenditures, including, predominantly, higher occupancy costs and bad debts. During the nine months of 2002, occupancy costs increased by approximately $3.0 million over 2001 levels as a result of new leases or renewals at higher rent levels in several US markets, most notably Boston and the Company's headquarters at 200 Park Avenue in New York City.

     Europe

     European operations continue to exhibit strength in difficult times, fueled by investment activity and valuation services in the UK and positive contributions from Insignia Bourdais in France (which was acquired at the end of 2001). European EBITDA totaled $8.2 million for the third quarter of 2002, up from $2.4 million in the third quarter of 2001. European revenues were $46.4 million for the third quarter of 2002, up 75% from $26.5 million in 2001. The 2002 third quarter included Insignia Bourdais revenues of $11.5 million and EBITDA of $2.3 million. Other European operations produced EBITDA loss of $900,000 for the 2002 third quarter. For the nine months of 2002, European EBITDA was $17.3 million, up from $9.5 million in the same period in 2001. European revenues of $119.3 million for the nine months of 2002 reflect a 46% increase over $81.9 million in 2001. The strength of European operations in the nine months of 2002 is attributable to the Insignia Bourdais acquisition and improved performance in the UK. Insignia Bourdais in France contributed revenues of $29.6 million and EBITDA of $4.8 million during the nine months of 2002. The European results reflect a substantial reduction in leasing activity in markets other than Paris.

     Insignia's European operating results in 2002 have been translated into U.S. dollars at average exchange rates of $1.49 to the pound and $0.93 to the euro. In 2001, European operating results were translated into U.S. dollars at average exchange rates of $1.44 to the pound and $0.89 to the euro. The change in currency translation rates accounts for approximately $500,000 of the improved European performance in 2002.

     Asia and Latin America

     The Company's operations in Asia and Latin America launched in 2001 continue to build their service platforms, although performance remains constrained by very weak commercial real estate markets in Asia. Latin American performance improved aided by the completion of one of the largest office leases ever in Mexico in the third quarter of 2002. These operations incurred and EBITDA loss of $1 million for the third quarter of 2002 on $2.0 million in revenues. The EBITDA loss was $2.8 million for the first nine months of 2002 on $4.7 million in revenues. The poor 2002 performance compares to EBITDA losses of approximately $1.2 million and $2.8 million, respectively, for the quarter and nine months of 2001. The losses are, for the most part, attributable to Insignia's building of a competitive presence in Tokyo, Hong Kong and Shanghai.

Residential Real Estate Services

     The Company's residential real estate services consist of co-op and apartment brokerage through Insignia Douglas Elliman and property management services through Insignia Residential Group. These residential operations continue to benefit from a strong New York co-op and condo sales market. In the third quarter of 2002, residential service revenues totaled $36.1 million, an increase of 15% over $31.3 million for the same quarter of 2001, and residential EBITDA increased materially to $3.6 million, a 71% increase over $2.1 million for the third quarter 2001. Insignia Douglas Elliman generated service revenues and EBITDA of $29.5 million and $3.5 million, respectively, during the 2002 third quarter, representing increases of 18% and 77% over the 2001 period. Insignia Douglas Elliman's gross transaction volume totalled $775 million for the third quarter of 2002, reflecting an 18% increase from the same period in 2001, while the number of units sold increased 24% to 991. The average sales price during the 2002 third quarter decreased by 5% from 2001 to approximately $782,000, reflecting a higher proportion of sales activity at the lower end of the pricing spectrum.

     For the first nine months of 2002, revenues from residential operations climbed 14% to $105.1 million, while EBITDA improved 94%, or $5.3 million, to $11.0 million. The New York residential sales market has demonstrated strength on a number of levels since December 2001. This improvement reflects benefits derived from pent-up demand from the late 2001 period when new contract signings came to a virtual standstill as well as shifts in household investment towards real estate. Demand is particularly robust for apartments selling for less than $1.0 million and remains active for apartments up to $3.0 million; however, there is notably less demand for apartments priced at higher levels as the more affluent continue to defer purchase decisions. Insignia Douglas Elliman's performance in 2002 has out-paced the performance of the New York City market as a whole, indicating an ability to increase its market share. For the first nine months of 2002, Insignia Douglas Elliman generated revenues and EBITDA of $85.2 million and $10.9 million, respectively, representing increases of 17% and 122% over the 2001 period. Insignia Douglas Elliman's 2002 year-to-date gross transaction volume totalled $2.2 billion, representing a 19% increase over 2001 while the number of units sold increased 27% to 2,843. The average sales price for the nine months of 2002 decreased 6% from 2001 to approximately $778,000.

     Residential EBITDA for the nine months of 2002 was reduced by a second quarter $1.0 million charge for the estimated unrecoverable costs of vacating and subleasing excess office space previously used by Insignia Residential Group as well as a $494,000 third quarter charge attributed to estimated litigation settlements at Insignia Residential Group. The lease charge was determined based on assumptions regarding the probable sublease of the excess space, including passage of an estimated twelve months prior to receiving rents from a subtenant. Aside from these charges, Insignia Residential Group has benefited from operating efficiencies achieved from the termination of unprofitable management assignments. As evidence, Insignia Residential Group generated EBITDA of $1.5 million before these charges during the nine months of 2002. This result would have represented an increase of 88% over $775,000 for the nine months of 2001.

Administrative

     Corporate administrative expenses increased 88% to $4.5 million during the third quarter of 2002 and 26% to $11.1 million for the nine months of 2002. The majority of the increase stems from increased professional fees. The costs primarily related to external advice to the compensation committee, which is evaluating executive compensation programs, external advice to the newly formed corporate governance committee and external counsel advice in meeting the requirements of the Sarbanes-Oxley Act of 2002.

Other Items Included in the Determination of Net EBITDA

     Interest and other income declined 16% to $835,000 during the 2002 third quarter and 29% to $2.9 million for the nine months of 2002, compared to the same periods of 2001. Lower interest rates and average cash balances account for the change.

     Corporate interest expense decreased 22% to $2.4 million for the third quarter of 2002 and 30% to $6.8 million for the nine months of 2002. The Company continues to benefit from lower interest rates on its LIBOR based borrowings and reduced borrowing levels as a result of a $32 million pay-down of debt during the first quarter of 2002. The average interest rate on the outstanding balance on the senior revolving credit facility was approximately 4.5% for the first nine months of 2002, compared to an average of over 7% for the same period of 2001.

     Real estate FFO from the Company's property investment portfolio declined 62% to $683,000 for the third quarter of 2002 and 36% to $3.1 million for the nine months of 2002. The declines in 2002 are primarily attributable to lost earnings from properties sold over the past year, including, most significantly, the Fresh Meadows apartment complex in Queens, New York -- which contributed FFO in 2001 of $418,000 for the third quarter and $792,000 for the nine months -- and losses from two development assets that are in the initial stages of their operations and have not yet achieved profitability.

Other Items Included in the Determination of Income from Continuing Operations

     Gains realized from sales of real estate in 2002 totaled $3.3 million for the third quarter and $5.0 million for the nine months. For the comparable periods of 2001, gains realized from property sales totaled $161,000 during the third quarter and $625,000 for the nine-month period. During the 2002 third quarter, the Company produced gains of $2.0 million from the sale of three co-invested property assets and a further $1.3 million from the sale of a consolidated retail property. Gains for the nine months of 2002 included the first quarter sale of a 10% owned office/retail property located in California. These gains are recorded net of amounts payable to certain employees totaling $5.0 million for the nine months of 2002 and $695,000 for the same period of 2001. Comparisons of this type of income do not reflect performance of the investments for the comparative period, but rather the volume of asset sales in the period and the cumulative value change of the investments sold.

     During the third quarter of 2002, the Company recorded impairment against its real estate investments of $1.6 million on five property assets. Insignia re-evaluates each real estate investment on a quarterly basis, taking into account changes in market conditions and prospects. The impairment charge includes $560,000 for a land parcel, located in Denver and held for future development, based on a third party appraisal and $703,000 for a 15% owned office building, located in Boston, suffering from increased vacancies and lowered rental rates.

     Depreciation of property and equipment increased 15% to $4.5 million for the third quarter of 2002, from $4.0 million for the comparable period of 2001. For the nine months of 2002, depreciation increased 16% to $13.1 million (over $11.2 million in 2001). The increases are the result of capital spending of over $15 million over the past year primarily for leasehold improvements (in connection with addition or relocation of offices) and software.

     Amortization of intangibles declined from 2001 by 82%, or $4.8 million, to $1.0 million during the 2002 third quarter and 78%, or $14.3 million, to $4.1 million for the nine months of 2002. The adoption of new accounting standards requiring elimination of amortization of goodwill, effective January 1, 2002, was responsible for $4.4 million of the decrease in the third quarter and $12.9 million of the decrease for the nine months. The remainder of the decrease was attributed to certain property management contracts that fully amortized in 2001 and early 2002. Amortization expense in 2002 pertains primarily to acquired property management contracts, non-compete agreements and the customer backlog of Insignia Bourdais.

     In 2001, the Company incurred pre-tax internet losses of $1.8 million during the third quarter and $8.9 million for the nine-month period. The losses represented impairment write-offs of certain third-party internet-based investments made predominantly in 1999 and 2000. Insignia had no Internet-related activity during the quarter or nine months of 2002. At September 30, 2002, the Company's only remaining internet-related investment was a $900,000 investment in an e-commerce venture fund.

     Income tax expense on continuing operations for the three and nine months of 2002 totaled $3.4 million and $5.6 million, respectively, as determined based on a consolidated effective tax rate estimated at 45%. Conversely, the same periods of 2001 included income tax benefits of $4.3 million and $5.1 million, respectively, due to losses for those periods.

Other Factors in the Determination of Net Income

     Net income in 2002 has been enhanced by income from discontinued operations of $4.7 million for the third quarter and $4.9 million for the nine months. This income included $265,000 recognized in the first quarter of 2002 pertaining to post closing adjustments in conjunction with the Realty One sale and a $4.7 million tax benefit in the third quarter attributed to the elimination of a valuation allowance on the capital portion of the loss, which had been fully reserved in 2001 due to uncertainty of deductibility. Net income for 2001 included $926,000 of operating income for the third quarter and an operating loss of $1.5 million for the nine months related to Realty One, which is reported in discontinued operations. Conversely, net income for the first nine months of 2002 was adversely affected by a goodwill impairment charge of $20.6 million (net of tax of $9.4 million) reported as the cumulative effect of a change in accounting principle.

     With respect to the goodwill accounting change, the Company conducted internal analyses in early 2002 that indicated the U.S. commercial operation was not impaired and that goodwill of the Asia operation was in fact impaired. The Company also determined that there was a possibility of impairment in the European operations and in Insignia Douglas Elliman and engaged third-party valuation consultants to appraise these businesses. Their evaluations indicated no impairment in the European operations and Insignia Douglas Elliman's impairment was calculated to be $26.8 million before taxes. The total impairment charge of $30.0 million before taxes included approximately $3.2 million related to goodwill of Insignia Brooke in Asia.

     The Insignia Douglas Elliman impairment was derived based on an estimated enterprise value of 5.5 times an estimated normalized annual EBITDA of $8.0 million. Such an estimate is highly subjective, and a small difference in estimated valuation multiple or normalized income can produce a large difference in estimated value. The Company recognizes that at the time the valuation was performed, as of January 1, 2002, the normalized EBITDA a willing buyer would conclude was a particularly difficult estimate. Insignia Douglas Elliman produced EBITDA of over $11.0 million in 2000, while only producing $4.7 million in the unusual 2001 year. Subsequent to the January 1, 2002 valuation, Insignia Douglas Elliman's operations in 2002 have performed at a much higher level than the normalized estimate, with EBITDA for the nine months of 2002 totaling $10.9 million, due in part to pent-up demand carried over from 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its cash and cash equivalents, unused capacity under its $230.0 million revolving senior credit facility and $37.5 million subordinated debt facility, and cash generated by operations. Historically, capital expenditures and investments in minority ownership interests in real estate related investments have been funded through cash from operations, and the revolving senior credit facility has been used to fund the cash portion of acquisitions of businesses and, in 2000, certain e-commerce investments.

     Insignia's unrestricted cash at September 30, 2002 totaled $90.0 million, representing a $41.9 million decline from $131.9 million at December 31, 2001. The decline stems primarily from payment of 2001 incentive compensation of approximately $50.0 million, and a $32.0 million pay-down on the senior revolving credit facility, offset in part by $24.0 million in net proceeds from the sale of Realty One, approximately $15.0 million in net proceeds from real estate investment activities and $27.5 million in preferred stock and subordinated debt issuance's. In October 2002, Insignia used $22.0 million of its unrestricted cash to reduce the outstanding balance on its revolving credit facility.

     The Company uses Net EBITDA reduced by applicable income taxes as a proxy for its cash flow from operations because this computation derives a measure of working capital resources produced by operations, which is generally available for real estate investment or other purposes. The table below summarizes Net EBITDA less applicable income taxes and deductions for capital expenditures for the nine months ended September 30, 2002 and 2001, respectively.

                                           NINE MONTHS ENDED
                                              SEPTEMBER 30
                                        --------------------------
                                           2002            2001
                                        ----------      ----------
                                              (In thousands)
    NET EBITDA                          $   31,248      $   30,070

    Applicable income tax expense           (5,631)         (2,026)
                                        ----------      ----------
    AFTER TAX NET EBITDA                    25,617          28,044

    Capital expenditures, net               (7,892)        (10,721)
                                        ----------      ----------

     TOTAL CASH FLOWS                   $   17,725      $   17,323
                                        ==========      ==========

     While this working capital measure differs from cash flow from operations under GAAP, the GAAP measure differences tend to be temporary in Insignia's businesses and by its construction matches incentives earned in the prior year with current year operations. For example, cash used in operations during the nine months of 2002 totaling $36.0 million includes $50.0 million of incentive payments for the preceding fiscal year as well as net commission payments of $28.3 million to brokers attributed in part high payments in January 2002 from collections in late 2001. For the nine months of 2001, cash used in operating activities totaled $44.6 million, including approximately $75.0 million of incentive compensation paid for the record 2000 year. Cash flow from operations as defined by GAAP is generally negative during the first half of each year due to the payment of prior year incentives and seasonal factors affecting transactional revenues.

Existing Debt

     Insignia's total debt at September 30, 2002 and December 31, 2001 is disclosed in Note 13 to the financial statements under the caption "Long Term Debt." The Company's credit facilities include its $230.0 million senior revolving credit facility and the $37.5 million subordinated credit facility entered into in June 2002 with Blackacre Capital Management, LLC. At September 30, 2002, the amount outstanding on the senior revolving credit facility was $117.0 million and the interest rate on amounts drawn was approximately 4.3%. Insignia also had letters of credit of $11.0 million ($10.4 million pertaining to real estate investment obligations) at September 30, 2002 that are considered outstanding amounts under the terms of the revolving credit facility. The unused commitment at September 30, 2002 was approximately $102 million. In October 2002, the Company paid down $22.0 million on this credit facility, lowering the outstanding balance to $95.0 million. This represents the lowest outstanding balance under the revolving credit facility in over three years. The $230.0 million revolving credit facility matures in May 2004.

     Borrowings under the senior revolving credit facility bear interest at LIBOR plus a margin that varies according to the ratio of debt to consolidated EBITDA. The margin above LIBOR was 2.50% at September 30, 2002. Insignia is vulnerable to increases in interest rates as a result of either increases in LIBOR or its margin above LIBOR. A 100 basis point increase in the effective interest rate would increase interest expense by approximately $1.0 million on an annual basis.

     The $37.5 million Blackacre credit facility is subordinate to Insignia's senior credit facility and bears interest, payable quarterly, at an annual rate of 11.25% to 12.25%, depending on the amount borrowed. At September 30, 2002, the Company had borrowings of $15.0 million outstanding on the subordinated credit facility at an interest rate of 11.25%. Insignia may borrow the $37.5 million at any time over the 18-month period ending December 2003. The subordinated debt matures in June 2009. In conjunction with the subordinated debt agreement, the Company negotiated an amendment to its $230 million senior credit facility to permit borrowings on the Blackacre credit facility and to allow for a broader range of principal investment activities.

     The Company's senior and subordinated credit agreements contain covenants concerning the maintenance of a minimum consolidated net worth, maximum total debt, maximum leverage ratios and certain other financial ratios. The most restrictive of these covenants are the leverage ratios, which are based on the ratios of total debt and senior debt to consolidated EBITDA. Under these covenants, the maximum amount of total debt outstanding cannot exceed 3.5 times EBITDA for the trailing four quarters and senior debt (all debt excluding the subordinated credit facility) outstanding cannot exceed 3.0 times EBITDA for the trailing four quarters. At September 30, 2002, Insignia had approximately $78.0 million of availability on its credit facilities under these covenants. The Company currently maintains full compliance with all financial covenants.

     The U.K. acquisition loan notes, totaling $17.5 million at September 30, 2002, are guaranteed by a bank as required by the terms of the respective purchase agreements. The bank holds restricted cash deposits sufficient to repay the notes in full when due. The acquisition loan notes have a final maturity of April 2010 and are redeemable semi-annually by the note holders. Real estate mortgage debt, totaling $66.7 million at September 30, 2002, are secured solely by three property assets owned by consolidated subsidiaries and are non-recourse to Insignia. Maturities of these mortgages range from December 2002 to October 2023.

Real Estate Investments and Related Obligations

     Insignia invests in real estate assets and real estate related assets, usually as a minority owner and asset manager or property manager, with third party investors. These investments include operating real estate properties, real estate under development and investment entities investing in below investment grade or lower rated securitized real estate debt. Each of these entities is debt financed. The real estate entities in which Insignia owns a minority interest owned aggregate assets of over $1.2 billion and were obligated on aggregate debt of over $700.0 million at September 30, 2002. Each entity is liable only for its own debt, and such debt is substantially non-recourse other than to the asset financed. At September 30, 2002 and December 31, 2001, respectively, the consolidated carrying value of the Company's real estate investments consisted of the following:

                                                       SEPTEMBER 30  DECEMBER 31
                                                           2002         2001
                                                       ------------  ----------
                                                            (In thousands)

Minority interests in operating properties               $ 27,791    $ 29,282
Consolidated majority owned properties                     45,621      41,788
Consolidated minority owned property                       37,193          --
Minority interests in development properties               10,577      10,761
Land held for future development                            1,725       2,308
Minority interests in real estate debt investment funds    12,810      11,571
                                                         --------    --------
   TOTAL INVESTMENTS                                     $135,717    $ 95,710
                                                         ========    ========

     The real estate carrying amounts of consolidated majority-owned properties were financed by real estate mortgage debt totaling $28.3 million and $37.3 million at September 30, 2002 and December 31, 2001, respectively.

The minority owned property partnership, consolidated beginning in 2002 by virtue of general partner control, is financed by mortgage debt of $38.4 million at September 30, 2002. Insignia's equity at book value in all consolidated properties totaled $22.4 million at September 30, 2002 and $5.5 million at December 31, 2001. The Company has no further obligations to these properties or their creditors.

     In March 2002, Insignia sold an office building in Tokyo, Japan purchased in late 2001 and in September 2002 sold a shopping center in Florida. Each of the assets was held by a consolidated subsidiary at December 31, 2001. The sale of these properties reduced the Company's real estate investments and corresponding real estate mortgage notes by $33.0 million and $29.2 million, respectively.

     In July 2002, a subsidiary of the Company acquired three contiguous parcels of property, including related leasehold rights and an existing marina, located in St. Thomas, United States Virgin Islands. The initial purchase price of approximately $35.0 million was paid with $18.5 million in cash and a portion of a $20.0 million borrowing by the subsidiary under a $40.0 million non-recourse mortgage loan facility. At September 30, 2002, approximately $3.5 million of the borrowing was held in cash and escrowed reserves. The remaining availability under the loan facility will be utilized in future development activities of the property. The loan facility is secured solely by assets of the subsidiary.

     Apart from the potential loss of its equity investment, totaling $75.3 million at book value in all real estate entities at September 30, 2002, Insignia's other material risk consists of specific obligations it has undertaken or standard carve-outs in the mortgage lending industry from the non-recourse provisions of mortgage loans. Each entity in which Insignia holds an investment is a single purpose entity, the assets of which are subject to the obligations only of that entity. Each entity's debt, except to the extent of the letters of credit and other guarantees/commitments shown below, is either (i) non-recourse except to the real estate assets of the subject entity (subject to carve-outs standard in such non-recourse financing, including the misapplication of rents or environmental liabilities), or (ii) an obligation solely of such limited liability entity and thus is non-recourse to other assets of the Company.

     Insignia, as a matter of policy, would consider advancing funds to such an entity beyond its obligation as a new investment requiring normal returns. Insignia's aggregate obligations to all such real estate entities at September 30, 2002 consisted of the following:

                                                             AMOUNT
                                                            -------
                                                          (In thousands)

Letters of credit partially backing construction loans      $ 8,900
Other letters of credit and guarantees of property debt       2,825
Future capital contributions for capital improvements           193
Future capital contributions for asset purchases              2,260
                                                            -------

   TOTAL OBLIGATIONS                                        $14,178
                                                            =======

     Outstanding letters of credit generally have one-year terms to maturity and bear standard renewal provisions. Other real estate obligations do not bear formal maturity dates and remain outstanding until certain conditions (such as final sale of property and funding of capital commitments) have been satisfied.

     Contingent Purchase Consideration

     Insignia also has obligations for earnouts, or contingent purchase consideration, with respect to certain past acquisitions. Two earnouts aggregating a maximum amount of $7.4 million are believed extremely unlikely to ever become payable. Other acquisition earnouts, excluding Insignia Bourdais, are believed more likely than not of becoming payable, and the amounts payable after September 30, 2002 would be as follows:

               YEAR             AMOUNT
               ----           ----------
                             (In thousands)

               2002           $    1,750
               2003                3,350
               2004                2,500
               2005                  500
                              ----------
               TOTAL          $    8,100
                              ==========

     The 2002 amount payable includes $1.5 million measured and accrued in the Company's consolidated balance sheet at September 30, 2002. With respect to Insignia Bourdais, $21.4 million was paid at closing in a combination of cash and Insignia common stock. Based on the performance of Insignia Bourdais for its fiscal year ending March 31, 2002, additional purchase price of approximately $6.0 million was paid in June 2002 by issuance of 131,480 Insignia common shares and $4.7 million in cash. Contingent consideration may be payable based on operating results for calendar years 2002, 2003 and 2004 of up to $22.0 million. Payment of all remaining earnout would require average annual EBITDA over the three years of more than $10.0 million, while EBITDA equal to or less than the results of the last twelve months ended March 31, 2002, of approximately $6.6 million, would not result in payment of any additional consideration. All earnout calculations are based upon a multiple of total purchase consideration to EBITDA of approximately 4.2. The Company is not able to predict the amount of any future consideration payable under the remaining earnout provision. All amounts that become payable are payable in euros and the operating results that form the basis of calculation are measured in euros. As a result, the dollar obligation, if any, will fluctuate with the euro.

Other Commitments

     Operating Leases

     The Company leases office space and equipment under non-cancelable operating leases. Minimum annual rentals under operating leases for fiscal years 2002 -- 2006 and thereafter are as follows:

                                               AMOUNT
                                             ----------
                                           (In thousands)

               2002                          $   29,634
               2003                              32,539
               2004                              30,603
               2005                              27,477
               2006                              25,182
               Thereafter                       101,003
                                             ----------
               TOTAL MINIMUM PAYMENTS        $  246,438
                                             ==========

     Certain of the leases are subject to renewal options and annual escalation based on the Consumer Price Index or annual increases in operating expenses. The lease on the Company's UK headquarters in London expires in June 2003 and a decision has been made to relocate to new space under a 9-year lease entered into in October 2002. The Company will take occupancy of the new office space in June 2003. The relocation will increase occupancy expense by approximately $2.0 million annually. Capital expenditures in connection with the relocation are preliminarily estimated at $5.0 million.

     Preferred Stock

     Insignia has 375,000 shares, or $37.5 million, of convertible preferred stock outstanding to investment funds affiliated with Blackacre. This convertible preferred stock includes 250,000 shares, or $25.0 million, purchased in February 2000 and 125,000 shares, or $12.5 million, purchased in June 2002. The initial preferred, which originally carried a 4% annual dividend, was exchanged in June 2002 for a new series of convertible preferred stock. The convertible preferred stock carries an 8.5% annual dividend (totaling approximately $3.2 million), payable quarterly at Insignia's option in cash or in kind. During the nine months of 2002, the Company paid cash dividends of approximately $1.0 million. The convertible preferred stock has a perpetual term, although Insignia may call the preferred stock, at stated value, after June 7, 2005.

     Stock Repurchases

     In July 2002, the Company authorized a stock repurchase program of up to $5.0 million, subject to compliance with all covenants contained within the Company's existing debt agreements. As of October 31, 2002, the Company had not initiated any stock repurchases under this authorization. Due to the current unstable economic environment, the Company chose instead to reduce outstanding debt by $22.0 million in October 2002. This debt pay-down improves the Company's cash flows and strengthens its balance sheet for future growth and expansion once the U.S. economy recovers. The Company continues to evaluate the alternative uses of its cash on an ongoing basis.

     Project Octane

     In September 2000, the Company joined Project Octane ("Octane"), an industry consortium comprised of Insignia, CB Richard Ellis, Inc., Jones Lang LaSalle Incorporated and Trammell Crow Company formed to develop on-line transaction platforms for commercial real estate services. In May 2001, the consortium members entered into a software development cooperation agreement that included a commitment of each member to contribute up to approximately $4.4 million to Octane through December 31, 2004. Approximately $1.4 million of the total commitment has been called and funded by each member. The Company does not currently anticipate being called upon to fund its remaining commitment of $3.0 million. Under the terms of the cooperation agreement the Company would be obligated to contribute additional proceeds only upon a request or capital call of the Board of Managers for the consortium, which request requires the approval of three of the four managers representing the four Octane members.

     Spain Expansion

     As part of the Company's efforts to expand its real estate services capabilities on the European continent, Insignia significantly expanded its resources in Spain. Key moves included opening an office in Barcelona during the third quarter of 2002 and augmenting its existing Madrid office with a team of consulting professionals formerly associated with Arthur Andersen Real Estate. In October 2002, Insignia committed to invest approximately $2.5 million, over a three-year period, in Spain to acquire a company formed by the ex-Arthur Andersen consulting team, to recruit additional professional talent and to provide working capital for the Madrid and Barcelona offices. In all, a total of 25 professionals have been added to Insignia's operations in Spain.

     Capital Expenditures

     Insignia's original capital expenditure estimate for 2002 totaled approximately $15.0 million; however, approximately one-third of such expenditures has been eliminated or deferred. Capital expenditures totaled $7.9 million for the nine months of 2002, despite approximately $2.0 million of unexpected expenditures required as a result of Microsoft's change in corporate licensing practices. The 2002 expenditures compare favorably to $10.7 million for the nine months of 2001. The Company expects to fund future capital expenditures from cash on hand and cash provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance for accounting and financial reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires the recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred and establishes fair value as the initial measurement of a liability. Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of a commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have any current effect of the Company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements (which amended SFAS No. 4), amends SFAS No. 13, Accounting for Leases and makes certain technical corrections to other accounting standards. The rescission of SFAS No. 4 and SFAS Statement No. 64 affects income statement classification of gains and losses from extinguishment of debt. SFAS No. 145 will be effective as of January 1, 2003. Upon adoption, prior period items that do not meet the extraordinary item classification criteria in APB 30 must be reclassified. Adoption of SFAS No. 145 is not expected to have any effect on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides guidance for accounting and financial reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains the fundamental provisions of that Statement. It also supersedes the accounting and reporting of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions related to the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity either disposed of or classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Insignia early adopted SFAS No. 144 as of January 1, 2001.

     SFAS No. 144 requires, in most cases, that gains/losses from dispositions of investment properties and all earnings from such properties be reported as "discontinued operations". SFAS No. 144 is silent with respect to treatment of gains or losses from sales of investment property held in a joint venture. The Company has concluded that, as a matter of policy, all gains or losses realized from sales of minority owned property in its real estate co-investment program constitute earnings from a continuing line of business. Therefore, operating activity related to that investment program will continue to be classified as income (loss) from continuing operations. However, SFAS No. 144 requires that gains or losses from sales of consolidated properties, if material, be reported as discontinued operations.

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

     Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. In conjunction with the provision of management services, the Company customarily employs personnel (either directly or on behalf of the property owner) to provide services solely to the properties managed. In most instances, Insignia is reimbursed by the owners of managed properties for direct payroll related costs incurred in the employment of property personnel. The aggregate amount of payroll costs reimbursed exceeds $75 million annually. Such payroll reimbursements are generally characterized in the Company's consolidated statements of operations as a reduction of actual expenses incurred. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by the Company; (ii) Insignia is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to the Company is generally completed prior to or simultaneously with payment of payroll; and (iv) the Company generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred.

Principles of Consolidation

     Insignia's consolidated financial statements include the accounts of all majority owned subsidiaries and all entities over which the Company exercises voting control over operating decisions. All significant intercompany balances and transactions have been eliminated. Entities in which the Company owns less than the majority interest and has substantial influence are recorded on the equity method of accounting (net of payments to certain employees in respect of equity grants or rights to proceeds).

     In one instance, a property partnership located in Manhattan, New York, in which the Company owns a nominal minority interest (with additional promotional interests in profits depending on performance) is consolidated by virtue of control of the partnership. Since the limited partners' investment has been fully depreciated, the assets, liabilities and operations of the partnership are consolidated as if Insignia completely owned the asset, even though Insignia holds a minority economic interest.

Business Combinations

     The Company accounts for its business combinations under the purchase method of accounting. As such, the Company allocates the acquisition cost to the identifiable assets acquired and liabilities assumed based on respective fair values at date of acquisition. The excess of the cost of the acquired company over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed, is then allocated among identifiable intangible assets and goodwill. The Company utilizes various methods customarily used in determining the fair value of identifiable intangible assets. These methods include, but are not limited to, obtaining independent appraisals, preparing discounted cash flow analysis and comparable sales analysis. The Company engaged third-party consultants to determine the fair value of intangible assets identified in the Baker Commercial (October 2001) and Groupe Bourdais (December 2001) acquisitions. Identified intangible assets included property management contracts, customer backlog, non-compete agreements, franchise agreements and trade names. Customer backlog, the most significant of the acquired intangible assets, causes income to be lower in the initial period subsequent to acquisition because of a very short amortization period of generally less than one year.

     All contingent consideration determinable at the date of acquisition is included in determining the cost of an acquired company. Consideration which is due at the expiration of the contingency period or which is held in escrow pending the outcome of the contingency is disclosed but not recorded as a liability or as additional cost of the acquired company unless the outcome of the contingency is determinable and probable.

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

Valuation of Intangibles

     The Company's intangible assets substantially consist of goodwill, property management contracts, favorable premises leases, and other intangibles including non-compete agreements, franchise agreements, customer backlog and trade names. Through December 31, 2001, the Company used an undiscounted cash flow methodology to determine whether underlying operating cash flows were sufficient to recover the carrying amount of intangible assets. As of January 1, 2002, goodwill is no longer amortized, but will be evaluated annually for impairment based on a reporting unit fair value approach as required by SFAS No. 142. In determining fair value of a reporting unit, the Company relies on third-party appraisals as well as internal analyses based on the application of generally accepted valuation approaches. Such valuation approaches include a market approach, which includes both comparisons to other comparable publicly traded businesses and recent transactions involving similar businesses, and an income approach based on discounted cash flows. All such estimates are subjective and selected from a range of observed valuation methods.

Valuation of Deferred Taxes

     The Company records deferred income tax assets and liabilities to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. The Company periodically evaluates the realization of its deferred income tax assets by considering the existence of sufficient taxable income of the appropriate character and provides a reserve for any amounts that are unlikely to be realized. At September 30, 2002, the Company maintained reserves of approximately $5.0 million pertaining to operating losses in certain foreign jurisdictions that are deductible only to the extent of income. These amounts would only become deductible if and when sufficient taxable income is generated in the appropriate reporting jurisdiction. At September 30, 2002, the Company also had approximately $16.0 million in net operating losses that are available to be utilized in future periods to the extent of taxable income generated.

Stock Based Compensation

     In September 2002, the Company adopted the fair value expense recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for employee stock options. The accounting change results in the expensing of the estimated fair value of employee stock options granted by the Company, and has been applied on a prospective basis for all stock options granted on or after January 1, 2002. The fair value of options is estimated as of the date of grant using the Black-Scholes option valuation model and amortized to expense over the respective option vesting periods, which generally total five years. The Company previously followed Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, no compensation expense is recognized when the exercise price of an employee stock option equals or exceeds the market price at issuance.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of transferable options and warrants with no vesting restrictions. This method requires the input of subjective assumptions including the expected stock price volatility and weighted average expected life of the options. The Company's employee stock options have characteristics significantly different from those of transferable options and changes in the subjective input assumptions can materially affect the value estimate. The Black-Scholes model is not the only reliable measure that could be used to determine the fair value of employee stock options. The Company believes that any and all valuations of employee stock options will necessarily be estimates. The ultimate impact of the accounting change on the Company's future earnings will depend on the number of options issued in the future, as to which the Company has no specific plan, and the estimated value of each option. Insignia does not expense the value of outstanding options issued before January 1, 2002. The Company issued 290,000 employee options during the first nine months of 2002 with an estimated aggregate fair value of $842,000 under the Black-Scholes model. For the nine months of 2002, stock compensation expense recognized totaled $116,000.

Bad Debts

     Insignia does not traditionally incur significant bad debts or encounter significant credit issues. This is in part because portions of commissions are generally paid at closing, which is also when revenue is recognized, unless significant contingencies exist with respect to contract fulfillment. Also, leasing commissions that are payable only upon the occurrence of certain events such as tenant occupancy or payment of rent are generally recognized as revenues simultaneous with the occurrence of those events. However, Insignia does carry receivables that it must monitor for collectibility. The Company monitors its receivables on a continual basis and maintains an allowance for bad debts typically estimated in a range of 2% to 4% of total receivables. Credit losses have historically been insignificant and within the Company's estimates; however, estimating credit losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses will differ from the Company's estimates.

Defined Benefit Plan

     The Company's U.K. business, Insignia Richard Ellis, maintains a defined benefit plan for certain of its employees. This plan is not open to new participants, as persons not already in this plan may only participate in the Company's defined contribution plans. The Company obtains independent actuarial valuations in measuring the annual funded status and net periodic pension cost of the plan in accordance with GAAP. A critical assumption in periodic pension expense is the expected asset return, which was projected at 7% as of December 31, 2000 and 6.5% as of December 31, 2001. As a result of adverse financial market conditions the expected return exceeded the actual return on plan assets for 2001. This downward trend has continued through the first nine months of 2002. In accordance with GAAP, such shortfalls are not recognized currently in the Company's earnings for the periods. To the extent that actual returns over extended periods are less than the expected return, net pension costs in future periods would increase.

IMPACT OF INFLATION AND CHANGING PRICES

     Insignia's businesses bear exposure to inflationary changes in operating expenditures and market risks from changing prices including fluctuations in property rental rates, market interest rates, real estate property values and foreign currency fluctuations affecting operating results in Europe, Asia and Latin America. In recent years, inflation has not had a significant impact on the Company's results of operations; however, current trends indicate increases in certain expenditures, including office occupancy costs, employee-related expenses and corporate insurance premiums.

     The Company's revenues from transactional services are impacted by fluctuations in interest rates, lease rates and property values. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues from property management are highly dependent upon market rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. Changes in market interest rates and real property values impact the revenues of the Company's New York-based co-op and condo brokerage and apartment leasing business. The Company's earnings from real estate financial services and asset dispositions are most affected by leasing rates and real estate property values. In 2002, the Company's real estate investment portfolio continues to suffer from deterioration of property values and rents due to high vacancy levels caused by the US economic slowdown.

NATURE OF OPERATIONS

     The Company's revenues are substantially derived from tenant representation, agency leasing, investment sales, consulting and residential brokerage services. Revenues generated by these services are transactional in nature and therefore affected by seasonality, availability of space, competition in the market place and changes in business and capital market conditions. A significant portion of the expenses associated with these transactional activities is directly correlated to revenue. Also, certain conditions to revenue recognition for leasing commissions are outside of the Company's control. Consequently, future revenue production and earnings may be difficult to predict and comparisons from period to period may be difficult to interpret.

     Consistent with the industry in general, the Company's revenues and operating income have historically been lower during the first three calendar quarters than in the fourth quarter. The reasons for the concentration of earnings in the fourth quarter include a general, industry-wide focus on completing transactions by calendar year end, as well as the constant nature of the Company's non-variable expenses throughout the year versus the seasonality of its revenues. This phenomenon has generally produced a historical pattern of higher revenues and income in the last half of the year and a gradual slowdown in transactional activity and corresponding operating results during the first quarter. This tendency notwithstanding, it is completely possible that any fourth quarter may not be the best performance quarter of a particular year.

     In recent years, the Company's operating results have been particularly unpredictable and inconsistent with such historical quarter to quarter seasonal patterns. As evidence, in 2001 the Company realized its best ever first quarter, yet produced much lower second and third quarters than the preceding year due to the effects of the global economic slowdown and the tragic events of September 11th. In 2002, quarterly operating results have been more consistent with normal seasonal patterns, although overall performance has continued to suffer from poor global economic conditions.

     The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to control expenditures to compensate for any unexpected revenue shortfall. The Company's business and earnings could suffer as a consequence.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

     Real estate market trends are cyclical and correlated to economic conditions and to public perception of the economic outlook. In addition, capital availability tends to also be cyclical, leading to periods of excess supply or shortages. When supply is constrained or the economic outlook is poor, transaction volumes, particularly for leasing and investment sales, may decline. When capital is constrained or there is excess supply, property investment volume may decline.

     Periods of economic slowdown or recession, rising interest rates, inflation or declining demand for real estate will adversely affect Insignia's business and may cause, among other things: (i) declines in leasing activity; (ii) declines in the availability of capital for investment in and mortgage financing for commercial real estate; (iii) declines in consumer demand for New York co-ops and condominiums; and (iv) declines in rental rates and property values, with a commensurate decline in real estate service revenues. In 2001 and thus far in 2002, the Company's commercial businesses have suffered from a global economic slowdown which has caused a material decline in leasing activity from the robust levels experienced in 2000.

     Insignia is exposed to a variety of market risks, including foreign currency fluctuations and changes in interest rates. In addition to the United States, the Company conducts business in foreign jurisdictions throughout Europe, Asia and Latin America. However, currencies other than the British pound, euro and dollar have comprised less than 1% of annual revenues. The Company's European operations, which are conducted using the pound and euro currencies, generally have produced 15% to 25% of the Company's total service revenues. With the addition of Insignia Bourdais in France, revenue contributions in euros have increased. During the nine months of 2002, $119.3 million, or 23%, of total services revenues were conducted in these currencies. For the same period of 2001, $81.9 million, or 17%, of total services revenues were conducted in these currencies.

     Because the pound and euro have declined over the last three years, the Company's reported revenues and earnings from its foreign operations have been adversely affected when translated to dollars. Beginning in mid-2002, these currencies have experienced a partial recovery, which has begun to have a favorable impact on the translated earnings from foreign operations. Changes in the value of such currencies against the US Dollar will continually impact the Company's reported results. As evidence, a 10% change in the pound and euro could have an annual impact of approximately $15 million on revenues.

     The Company's residential brokerage and leasing business may be affected by changes in the general level of market interest rates, consumer confidence, spending habits and overall levels of indebtedness, economic activity and the health of the New York-based financial services industry. Consumer purchases of co-op and condo properties in New York are influenced to some degree by mortgage interest rates, particularly at the lower end of the spectrum of sales prices. Changes in interest rates also affect the interest earned on the Company's cash and equivalents as well as interest paid on credit facility borrowings. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. A 100 basis point change in interest rates on the Company's LIBOR based senior credit facility borrowings, totaling $95 million at October 31, 2002, would affect interest expense by more than $1 million on an annual basis. However, the Company's cash holdings bear interest at rates that generally fluctuate directly with LIBOR, thereby mitigating the impact of interest rate changes on credit facility borrowings.


ITEM 4 -- CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. A newly formed Disclosure Committee consisting of senior management of all major operations assisted the CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS

     See Note 18 -- "Contingencies" in Notes to Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

          10.2(a) Employment Agreement, dated as of July 24, 2002, by and between Insignia Douglas Elliman, LLC and Geoffrey P. Wharton.

          10.2(b) Stock Option Agreement, dated as of July 24, 2002, by and between Insignia and Geoffrey P. Wharton.

          99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

     b)   Reports on Form 8-K filed during the quarter ended September 30, 2002:

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INSIGNIA FINANCIAL GROUP, INC.



                                       By: /s/ Andrew L. Farkas
                                           -------------------------------------
                                           Andrew L. Farkas
                                           Chairman and Chief Executive Officer


                                        By: /s/ James A. Aston
                                           -------------------------------------
                                           James A. Aston
                                           Chief Financial Officer



DATE: November 8, 2002

                                  CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          AND EXCHANGE ACT RULE 13a-14.

I, Andrew L. Farkas, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Insignia Financial Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 8, 2002               /s/ Andrew L. Farkas
                                       -------------------------------
                                       Andrew L. Farkas
                                       Chief Executive Officer

                                  CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          AND EXCHANGE ACT RULE 13a-14.


I, James A. Aston, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Insignia Financial Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 8, 2002                /s/ James A. Aston
                                       -------------------------------
                                       James A. Aston
                                       Chief Financial Officer