Form 10-K
period 2002-12-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2003-03-21
CIK 1067462

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                          ---------------------------

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

                          ---------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At February 28, 2003 there were 23,309,450 shares of common stock outstanding. Based on the reported closing price of $10.91 per share on the New York Stock Exchange on such date, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $205 million.

The information required in Part III of this Report will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2003.

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

     Insignia's real estate service businesses offer a diversified array of services including commercial leasing, sales brokerage, corporate real estate consulting, property management, property development and re-development, apartment brokerage and leasing, condominium and cooperative apartment management and real estate oriented financial services. In 2002, Insignia's primary real estate service businesses included the following: Insignia/ESG (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Insignia Bourdais (French commercial real estate services; acquired in December 2001), Insignia Douglas Elliman (New York apartment brokerage and leasing) and Insignia Residential Group (New York condominium, cooperative and rental apartment management). Insignia also offers commercial real estate services throughout continental Europe, Asia and Latin America. The New York-based residential businesses of Insignia Douglas Elliman and Insignia Residential Group were sold on March 14, 2003 (see further discussion under the caption "Discontinued Operations" in Item 1 of this Report).

     Insignia enjoys an unrivaled position in the New York-London-Paris business center axis. New York, London and Paris each represent world financial capitals and key centers for international investment capital flows and business activity. These cities are prime generators of real estate activity on a worldwide basis. In addition to traditional real estate services, Insignia has historically deployed its own capital, together with the capital of third party investors, in principal real estate investments, including co-investment in existing property assets, real estate development and managed private investment funds. The Company's real estate service operations and principal real estate investment activities are more fully described below.

REAL ESTATE SERVICES

Commercial Real Estate Service Operations

     The Company's commercial real estate services are performed through Insignia/ESG in the United States, Insignia Richard Ellis in the United Kingdom, Insignia Bourdais in France and other subsidiaries in continental Europe, Asia and Latin America. The Company's commercial services operations generated aggregate service revenues of $577.5 million in 2002, representing 81% of the Company's total service revenues for the year. The 2002 results include revenues of $43.1 million from Insignia Bourdais, which became a part of Insignia in January 2002.

     United States

     The Company's U.S. commercial real estate services are rendered under the Insignia/ESG brand. Insignia/ESG represents the Company's largest business, accounting for approximately 55% of the Company's total service revenues for the 2002 year. U.S. commercial service revenues totaled approximately $392.7 million in 2002, down 20% from $492.8 million in 2001. U.S. commercial operations in 2002 were hindered by lingering weakness in many key markets that caused sharp declines in leasing activity.

     Through Insignia/ESG, the Company is among the leading providers of commercial real estate services in the U.S. with a leadership position in the New York metropolitan marketplace and a significant presence in other major markets, including Washington, D.C., Philadelphia, Boston, Chicago, Atlanta, Phoenix, Los Angeles, San Francisco, Dallas and Miami. The Company is active to varying degrees in 54 U.S. markets, including markets in which it has affiliate relationships with local service providers. Affiliate relationships are established in markets where Insignia wants to offer services for its multi-market clients without owning the local operations. The Company has U.S. affiliations with service providers in the Pittsburgh, Baltimore, Seattle, Indianapolis, Princeton, N.J. and Raleigh-Durham, N.C. markets. Also, in November 2002 the Company established an affiliation with Toronto-based JJ Barnicke Limited, which provides real estate services in 23 markets throughout Canada.

     The Company's move into full-service brokerage commenced in 1996 with the acquisition of Edward S. Gordon Company Incorporated in New York City and subsequent expansion of brokerage operations nationwide. The Company's growth in the late 1990's was fueled by a combination of acquisitions of regional commercial real estate service companies and recruitment of professional talent in lease and property services. Since 1997, the Company has expanded its U.S. commercial real estate services organization significantly through acquisitions in Chicago, Philadelphia, Boston, Washington, DC, and Dallas and has expanded its service capabilities in Los Angeles, San Francisco, Atlanta and Miami through office openings and broker hiring initiatives. The Company made no domestic acquisitions in 2002 and only one - Dallas-based Baker Commercial Realty - in 2001.

     The Company prides itself on the consistent, high-quality delivery of its services across geographic markets, property types and disciplines. The Company provides a broad spectrum of commercial real estate services throughout the U.S. to corporations and other major space users, property owners and investors. These services include tenant representation, property leasing and management, property acquisition and disposition services, investment sales, mortgage financing, equity co-investment, development, redevelopment and corporate real estate consulting services. The Company serves tenants, owners and investors in office, industrial, retail, hospitality and mixed-use properties. During 2002, the Company completed U.S. sales and leasing transactions valued at approximately $15.2 billion, including more than $5.0 billion of commercial property sales and financing transactions. During 2002, Insignia/ESG represented such major corporate clients as Bank of New York, American International Group, L'Oreal, Lehman Brothers, Fleet Bank, Marsh & McLennan, Deutsche Bank, Metropolitan Life Insurance, Interpublic Group, Raytheon Corp., Deloitte & Touche and many others. The Company also provides property services for institutional clients owning approximately 235 million square feet of commercial real estate in the U.S., including 158 million square feet of office, 55 million square feet of industrial, 16 million square feet of retail and 6 million square feet of mixed-use properties. In 2002, the Company's largest property services clients included The Irvine Company, Metropolitan Life Insurance Co., Teachers Insurance and Annuity Association, LendLease, Invesco and Phelps-Dodge.

     In 2002, Insignia/ESG sustained its market-leading position in New York City. For the seventh year in a row, Insignia/ESG accounted for the most transactions on the Crain's New York Business annual list of the top 50 Manhattan leasing transactions. The Company was responsible for 17 of the top 50 transactions in 2002, including the largest transaction overall and three of the top five, according to a list published in the February 10, 2003 issue of Crain's New York Business.

     Europe

     The Company's European businesses consist of commercial real estate operations in the United Kingdom, France, Germany, Italy, Belgium, Spain, Republic of Ireland and the Netherlands. European operations accounted for approximately 25% of Insignia's total service revenues in 2002, producing service revenues of $178.5 million, up 53% from $116.4 million in 2001. The European operations concluded sales and lease transactions valued at approximately $22.0 billion during 2002, including approximately $13.0 billion in investment transactions. For 2002, the United Kingdom produced $121.7 million in service revenues, or approximately 68% of total European results. The continental European businesses contributed service revenues of $56.7 million, of which $43.1 million was derived from France.

     The Company's European operations were materially enhanced in December 2001 with the acquisition of Groupe Bourdais, one of France's premier real estate service companies. Groupe Bourdais adopted the name Insignia Bourdais at closing. Insignia Bourdais has five offices in the greater Paris region and also maintains offices in the Aix-en-Provence, Lyon and Marseille markets and has affiliate relationships in 20 additional markets throughout France.

     The Company's U.K. subsidiary, Insignia Richard Ellis, is among the foremost commercial real estate service providers in the United Kingdom. Through Insignia Richard Ellis, the Company provides extensive coverage of the entire United Kingdom market through full-service offices in London, Glasgow, Birmingham, Leeds, Manchester,

Liverpool and Jersey, and holds a 10% ownership interest in Insignia Richard Ellis Gunne, an Irish real estate services company with offices in Dublin, the Republic of Ireland and Belfast, Northern Ireland.

     The Company's U.K. operation provides broad-ranging real estate services, including agency leasing, tenant representation, investment sales and financing, consulting, project management, appraisal, zoning and other general property services. The major income components are agency leasing, tenant representation, investment sales and financing and valuation consulting. In 2002, Insignia Richard Ellis sustained its longstanding place as a premier service provider in central London for both investment sales and property leasing.

     Insignia Richard Ellis directs the Company's European expansion. The U.K. operation spearheaded the acquisition of Groupe Bourdais as well as the establishment of service operations since 1998 in the following locations:
Frankfurt, Germany; Milan and Bologna, Italy; Brussels, Belgium; Madrid and Barcelona, Spain; and Amsterdam, the Netherlands. As part of its efforts to build a premier real estate service capability on the European continent, Insignia significantly expanded its resources in Spain in 2002. Key moves included opening an office in Barcelona and augmenting its existing Madrid office with a team of consulting professionals formerly associated with Arthur Andersen Real Estate. Insignia committed to invest up to $2.7 million in Spain to acquire a company formed by the former Arthur Andersen consulting team, to recruit additional professional talent and for working capital for the Madrid and Barcelona offices. In all, a total of 35 professional fee earners have been added to Insignia's operations in Spain. These moves are expected to increase the Company's transaction and consulting services in Spain in 2003 and beyond. In 2002, the Company also forged affiliate relationships - similar to those in the U.S. - with service firms in Denmark, Sweden and South Africa.

     Asia and Latin America

     The Company commenced operations in Asia in late 2000 with the establishment of an office in Tokyo, Japan and the acquisition of Brooke International, a Hong Kong based commercial real estate service company founded in 1988. Insignia further extended its Asian reach in 2001 with the acquisition of Brooke International's affiliated operations in India. The Brooke businesses operate under the Insignia Brooke name and have offices in the following locations: Hong Kong, Beijing and Shanghai, China; Bangkok, Thailand; Mumbai, Hyderabad, Bangalore, Chennai and Delhi, India; and Manila, the Philippines. The Company extended its service capability into Latin America in 2001 through the acquisition of Grupo Inmobiliario Inova ("Inova"), headquartered in Mexico City. Inova now operates as Insignia/ESG de Mexico and conducts business throughout the major markets in Mexico and other leading business centers of South America, including Buenos Aires, Rio de Janeiro and Sao Paulo. The Company's businesses in Asia and Latin America specialize in commercial leasing, tenant representation, project coordination and supervision, real estate valuations, asset management and strategic advisory services.

     Insignia Brooke along with the Japan operation and Insignia/ESG de Mexico represent the Company's strategic platforms from which to serve its existing clients' real estate needs in Asia and Latin America. The development of the Asian and Latin American businesses has been constrained by the global economic slowdown that has persisted for the past two years. These businesses collectively incurred operating losses of $4.1 million in 2002, up slightly from losses of $3.9 million in 2001. Operating losses are expected to continue - albeit at a reduced level - until there is sustainable improvement in the global real estate market.

     Affiliate Program

     In 2001, Insignia launched an affiliate program in order to extend its reach into secondary U.S. markets where the Company wants to meet the needs of its clients without investing significant capital for owned operations. Under this program, regional service providers agree to serve as Insignia's exclusive representative within a market and to adopt Insignia's branding, marketing standards and governance protocols. Insignia has no economic interest in the regional service providers, which pay Insignia a fee for joining the affiliate program. In 2002, Insignia established U.S. affiliations with service providers in Seattle, WA, Raleigh-Durham, NC, Princeton, NJ and Indianapolis, IN, and international affiliations in Canada, Denmark, Sweden and South Africa. In Canada, the Company entered into an alliance with Toronto-based JJ Barnicke Limited - one of Canada's premier real estate providers - to serve as Insignia's exclusive representative throughout Canada. Separately, the Company entered into an affiliation in 2002 with Blenheim Bishop, one of central London's leading residential real estate service firms. Under this affiliation, Insignia will refer residential opportunities to Blenheim Bishop, and Blenheim Bishop will refer commercial opportunities to Insignia's U.K. offices. In 2001, affiliates were established in Pittsburgh, PA, Baltimore, MD, Richmond, VA and 20 affiliate offices in France were acquired as part of the Groupe Bourdais acquisition. In

October 2002, Insignia agreed to end its affiliation with the Richmond, VA service provider due to philosophical differences over future expansion plans.

Commercial Services

     The full range of commercial services provided by the Company world-wide include the following:

     Tenant Representation -- acquisition or disposition of leased or owned space on behalf of space users

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

     Property Development and Redevelopment -- fee-based development and construction services for owners of office, industrial and retail properties, and the re-development/re-positioning of properties for owners looking to create enhanced value

     Leasing (tenant representation and agency), investment sales, property management and consulting services collectively comprised over 90% of the Company's total service revenues for 2002. Leasing services represent the Company's most significant service line, accounting for approximately $320.0 million, or 45%, of the Company's total service revenues for 2002. Insignia's U.S. commercial business mix is more heavily concentrated toward leasing services, tenant representation in particular, than the Company's other businesses. Leasing services were responsible for approximately 68% of U.S. service revenues for 2002. Revenues from investment sales and consulting are also significant. In 2002, investment sales and consulting services accounted for over $150.0 million of service revenues, or approximately 20% of Insignia's total service revenues for the period.

Market Trends

     United States

     U.S. commercial leasing markets in 2002 were the softest in more than a decade. The low-growth economy, coupled with malaise in the financial markets and lingering effects of the September 11 terrorist attacks caused companies to become extremely hesitant with respect to capital spending and expansion plans. As a result, leasing activity in many U.S. markets reached a 10-year low, with most demand driven by lease expirations. Excess space proliferated in many markets as retrenching companies offered surplus space for sublease in huge quantities. The unprecedented sublease supply caused availability rates to rise sharply and rental rates to fall. U.S. markets remain fundamentally soft at the outset of 2003.

     Europe

     The major business centers of Europe saw leasing activity curbed sharply by global economic weakness. London, due to the predominance of financial services industries, in 2002 experienced a substantial decline in leasing activity, coupled with increasing availability and declining rents. Paris was less severely affected than most other major European business centers, with total leasing activity off by about one-third compared with 2001.

     In stark contrast to the leasing markets, the European investment markets remained extremely robust in 2002. Historically low interest rates and high current property yields relative to other investment alternatives attracted strong international capital flows to London, Paris and other European business centers. The disparity between leasing and investment markets has continued into 2003.

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

     United States

     Competition is intense in the U.S. commercial property services industry, particularly in the areas of tenant representation, agency leasing and property management. Historically, most competitors have been regional or local companies specializing in one or more aspects of the business (e.g., property management, tenant representation, etc.). However, the consolidation trend has spawned fewer, larger international competitors that are integrated across property types and disciplines. The Company competes increasingly with these full-service national competitors, including Jones Lang LaSalle, Trammell Crow, CB Richard Ellis, Cushman & Wakefield and Grubb & Ellis.

     Different factors weigh heavily in the competition for tenant representation and property services assignments. For major tenant representation assignments, competition is based on quality of services, demonstrated track record, breadth of resources, analytical skills and market knowledge. States. The Company has an outstanding track record in completing major tenant representation assignments. The Company, as tenant representative, has arranged major transactions over the past three years for such well-known entities as the following: JP Morgan Chase, Lehman Brothers, Credit Suisse First Boston, Barclays, Marsh & McLennan, Metropolitan Life Insurance, Deutsche Bank, The New York Times Company, Empire Blue Cross Blue Shield, Waterhouse Securities, Citigroup, Bank of New York, Raytheon Corp., Deloitte & Touche, Interpublic Group, L'Oreal, Fleet Bank and many others.

     As previously noted, the Company arranged the largest office-leasing transaction in Manhattan, three of the top five and 17 of the top 50 in 2002, according to a list published in the February 10, 2003 issue of Crain's New York Business. Insignia's creativity and transaction-structuring expertise have been recognized by a leading trade group, which annually recognizes two New York City transactions as its "Deals of the Year." The Company has been the recipient of such awards in six of the past seven years, including in 2002 (awarded for the Company's representation of The New York Times Company in connection with a new corporate headquarters development). The Company has also garnered Retail Deal of the Year honors in 2001 and 2002. The Company believes that its outstanding track record in New York provides a distinct competitive advantage.

     Competition for third-party commercial property services is based principally on the cost and the quality of service, including the ability to enhance asset values. The Company's personnel are experienced in managing a wide variety of property types in locations throughout the country. This enables Insignia to offer an owner of a large diversified portfolio the ability to obtain experienced management for most or all of its properties through one organization. The Company believes that it has demonstrated an ability to effectively manage, lease and improve the value of properties. In addition, the Company believes that it has developed a reputation for quality service and attention to detail for clients, investors and tenants alike. The Company also believes that its economies of scale and management information systems allow it to offer services efficiently and at an overall cost that is competitive with or less expensive than those offered by other property service companies. Because of its size and diversity, the Company is able to control operating costs by spreading fixed overhead expenses across its large service base, which enhances profitability and enables Insignia to pass cost savings on to the property owners for which it provides services.

     Europe

     Competition is also intense among commercial service providers in Europe. The Company's U.K. subsidiary has established itself as a market leader with a "top three" position in the U.K. in commercial property markets. The Company believes that its U.K. subsidiary's operations and reputation place Insignia at a strategic advantage over other primary competitors including DTZ Jean Thouard, Jones Lang LaSalle, CB Hillier Parker, Knight Frank, Cushman & Wakefield and FPD Savills. In France, the real estate marketplace is led by Vendome Rome Auguste Thouard and Insignia Bourdais. CB Richard Ellis (tenant representation), Jones Lang LaSalle (investment and agency leasing), Cushman & Wakefield, DTZ Jean Thouard, Soprec and Keops are other key competitors in France. In Spain, the major competitors are CB Richard Ellis, Aguirre Newman and Jones Lang LaSalle. The Company believes that its service lines in Spain are unique through combined transactional expertise and the specialist consulting skills of the former Arthur Andersen employees.

Residential Real Estate Service Operations

     The Company's residential real estate services have been performed throughout the New York City marketplace by Insignia Douglas Elliman and Insignia Residential Group. These businesses, which were sold on March 14, 2003 (see "Discontinued Operations" below), provide services including apartment sales, rental brokerage, condominium and cooperative apartment management and mortgage brokerage services. In 2002, these residential businesses produced aggregate service revenues of $133.7 million, or approximately 19% of the Company's total service revenues.

     New York City Apartment Sales and Rentals

     Insignia Douglas Elliman provides apartment sales and rental brokerage services in the New York City residential cooperative, condominium and rental apartment markets. In addition to New York City, Insignia Douglas Elliman also operates in upscale suburban markets in Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Through Insignia Douglas Elliman, the Company has commanded a prominent position in the New York metropolitan marketplace with gross sales volume in 2002 of approximately $2.8 billion. In 2002, Insignia Douglas Elliman generated service revenues of approximately $107.1 million, up 15% from $92.9 million in 2001.

     New York City Apartment Management

     Insignia Residential Group operates as the largest manager of cooperative, condominium and rental apartments in the New York metropolitan area, providing full service third-party fee management for more than 250 properties, comprising approximately 60,000 residential units. Among the notable properties currently managed by Insignia Residential Group in the New York metropolitan area are the Worldwide Plaza, London Terrace and Peter Cooper Village/Stuyvesant Town, an 11,000-unit residential community owned by Metropolitan Life. Manhattan is the largest market for Insignia Residential Group, although it also maintains a presence in three other boroughs of New York City as well as Long Island, Westchester County and Northern New Jersey. In addition to property management, Insignia Residential Group also offers mortgage brokerage services, including resale and financing arrangements for cooperative and condominium corporations through third-party financial institutions. Insignia Residential Group generated total service revenues of $26.5 million in 2002.

REAL ESTATE PRINCIPAL INVESTMENT ACTIVITIES

     Insignia, through Insignia Financial Services, has historically invested in real estate assets and real estate debt securities. Insignia has engaged in real estate investment generally through: (i) investment in operating properties through co-investments with various clients or, in limited instances, by itself;
(ii) investment in and development of commercial real estate on its own behalf and through co-investments; and (iii) minority ownership in and management of private investment funds, whose investments primarily consist of securitized real estate debt. While the Company is continuing to invest in debt securities through the private investment funds, it is currently not engaged in new investments in operating properties or development assets. The Company intends to continue investment in existing property assets as needed or required by current business plans.

     At December 31, 2002, Insignia's co-investment partners included the following notable business entities: Citigroup, GE Investments, ING Barings, Blackacre Capital Management, Lennar, Praedium, Lone Star Opportunity Fund, Prudential, Whitehall Street Real Estate, Walton Street and Investcorp. As of December 31, 2002, the Company's real estate investments totaled $134.1 million, consisting of the following: (i) $21.1 million in minority-owned operating properties; (ii) $85.2 million of real estate carrying value attributable to three investment entities consolidated by Insignia for financial reporting purposes; (iii) $10.0 million in four minority owned development properties;
(iv) $1.7 million in a land parcel held for development; and (v) $16.1 million in minority-owned real estate debt investment funds. The properties owned by the consolidated entities are subject to mortgage debt of $66.8 million such that Insignia's equity investment in the properties totaled only $21.7 million at December 31, 2002. Insignia's investment in consolidated properties includes a $19.3 million equity investment in a development property in the U.S. Virgin Islands (discussed under "Development" below).

     In addition to venture related investment returns, Insignia generates revenues from fee-based services provided to the real estate investment entities. Such revenues generally include property management fees, asset management fees, development fees, leasing commissions, acquisition fees, sales commissions or financing fees.

     Insignia maintains an incentive compensation program pursuant to which certain employees, including executive officers, participate in the profits generated by its real estate investments, through grants of either equity interests (at or about the time investments are made) or contractual rights to participate in proceeds from successful investments.

     Such grants generally consist of an aggregate of 50% to 63.5% of the cash proceeds paid to Insignia after Insignia has recovered its full investment plus a 10% per annum return thereon. Such percentage includes discretionary incentive payments of 5% to 10% paid upon disposition to certain employees who contributed to the success of an investment. With respect to the private investment funds, employees are collectively entitled to share 55% to 60% of proceeds received by Insignia in respect of its promoted profits participation in those funds. Employees share only in promoted profits of the private investment funds and are not entitled to any portion of earnings on the Company's actual investment (before promotes). Gains on sales of real estate and equity earnings are recorded net of employee participation and discretionary incentive payments. Payments to employees for years 2002, 2001 and 2000 totaled $8.1 million, $10.8 million and $7.9 million, respectively.

     The Compensation Committee of the Company's Board of Directors, with the advice of third party professionals, has completed a review of policies relating to management participation in the Company's real estate investment program in the context of Insignia's entire incentive compensation program for senior management. The Committee has determined that all future promote interests granted to members of senior management shall have a co-investment requirement (such that any such individual has money at risk) and a netting requirement (such that losses on poor investments are netted with gains on successful investments). These requirements apply to investment transactions initiated (but not necessarily consummated) by the Company on and after July 29, 2002. The Company's principal investment programs are more fully described below.

Property Investment

     The Company maintains minority investments in operating real estate assets including office, retail, industrial, apartment and hotel properties. As of December 31, 2002, Insignia held equity investments totaling $21.1 million in 30 minority owned property assets. These properties consist of approximately 6.0 million square feet of commercial property and 1,967 multi-family apartment units and hotel rooms. The Company's minority ownership interests in co-investment property range from 1% to 33%. Gains realized from sales of real estate by minority owned ventures totaled $4.2 million in 2002, $11.0 million in 2001 and $3.9 million in 2000. Such amounts are included in the caption "equity earnings in unconsolidated ventures" in the Company's consolidated statements of operations.

     Insignia also consolidates two operating properties, a wholly-owned retail property located in Norman, Oklahoma and a New York City apartment complex owned by a limited partnership in which the Company owns a 1% controlling general partner interest. These two properties contain approximately 155,000 square feet of commercial space and 420 multi-family apartment units. With respect to the New York City apartment complex, in addition to its 1% interest, Insignia is entitled to approximately $1.3 million of the first $7.3 million distributed and approximately 45% of all additional distributions. In July 2002, Insignia invested approximately $1.3 million in the second tier limited partnership owning the New York City apartment complex as a new limited partner pursuant to a $1.5 million equity financing and the purchase of an existing partners interest. The remaining equity financing was received in June 2002 from existing limited partners. Certain executives and other employees of Insignia have the right to acquire from the Company, at its cost, approximately 50% of the $1.3 million limited partner investment made in July 2002. Such executives and employees have no other incentive grants or participation rights with respect to this investment.

     Although Insignia's economic interest in the New York City apartment complex at the time of its initial investment was nominal (until the limited partners received a return of all invested capital), the Company commenced consolidating this property in its financial statements as of January 1, 2002 because (i) the partnership agreement for the property-owning partnership grants the general partner complete authority over the management and affairs of the partnership, including any sale or refinancing of its sole asset without limited partner approval, and (ii) accounting principles generally accepted in the United States require consolidation on the basis of voting control (regardless of the level of equity ownership).

     At December 31, 2002, the carrying amounts of these two consolidated properties totaled $46.4 million, and non-recourse real estate mortgage debt totaled $46.8 million. In September 2002, a consolidated retail property was sold for a $1.3 million net gain. The gain is included under the caption "other income, net" in the Company's consolidated statements of operations.

Development

     The Company's development programs include minority-owned office development projects and a wholly-owned marina based development located in the U.S. Virgin Islands.

     In July 2002, a subsidiary of the Company acquired three contiguous parcels of property and related leasehold rights in St. Thomas, U.S. Virgin Islands, which comprise 32.3 acres of property, including 18 submerged acres with full water rights. The initial purchase price was approximately $35.0 million, paid with $18.5 million in cash and $20.0 million borrowed by the subsidiary under a non-recourse $40.0 million mortgage loan facility. The property is currently undergoing predevelopment activities together with operating activities of an existing marina. The property and its debt are consolidated in the Company's consolidated financial statements. Insignia's equity investment in the property totaled $19.3 million at December 31, 2002.

     In January 2003, Insignia filed the Coastal Zone Management ("CZM") development permit applications with the appropriate government agencies in St. Thomas, U. S. Virgin Islands. The permits include the proposal for re-development and beautification of the former Yacht Haven site at Charlotte Amalie in St. Thomas. The proposed

Yacht Haven re-development envisions the creation of a world-class marina intended to enhance private and charter yacht traffic to the U.S. Virgin Islands as well as the development of commercial, retail and entertainment-oriented properties that will broaden and enhance shopping, dining and recreational options for tourists and residents. Demolition and construction activities are expected to commence as soon as final governmental approvals have been received.

     Submission of the CZM applications is a significant milestone in the planned re-development, signaling the commencement of the public review, comment and final approval process. A public hearing on the project was held in St. Thomas on March 3, 2003. On March 13, 2003, the CZM Commission of St. Thomas unanimously approved the Company's permit applications. The Company's permits are also subject to approval and ratification by both the Governor and the Legislature of the US Virgin Islands, which is anticipated to occur in April 2003.

     Insignia also has minority ownership in four office projects whose development is directed by the Company and owns a parcel of land in Denver, located adjacent to one of the office developments, that is held for future development. Development activities on the four office buildings have been completed, other than tenant improvements associated with additional leasing. The following table provides information for the four office development projects as of December 31, 2002.

      DEVELOPMENT PROJECT                      OWNERSHIP INTEREST     OPERATING STATUS       SQUARE FEET
      -------------------                      ------------------     ----------------       -----------
      Dallas office project                                    30%          100% leased            125,000
      Portland flex project                                    30%           60% leased            211,000
      Denver office project                                    25%           72% leased            265,000
      Portland downtown office project                         33%            1% leased            222,500

     The Company's only financial obligations with respect to the office developments, beyond its investment, are partial construction financing guarantees, backed by letters of credit, totaling $8.9 million. The Company's investment in the office development assets and land parcel totaled $11.7 million at December 31, 2002. The Company has not initiated any new office developments since September 2000 and does not currently intend to further expand this development program.

Private Investment Funds

     At December 31, 2002, Insignia had equity investments of $16.1 million in two private investment funds, Insignia Opportunity Trust ("IOT") and Insignia Opportunity Partners II, L.P. ("IOP II") and had a commitment to invest an additional $2.1 million in IOP II. The Company's investment at December 31, 2002 included equity earnings through that date; approximately $2.2 million of cash associated with that equity earnings was subsequently received in the form of a distribution in January 2003 (thereby reducing investment book value). IOT represents a real estate investment that operates through its subsidiary operating partnership, Insignia Opportunity Partners ("IOP"). The investment objectives of these funds are to invest primarily in real estate debt securities with a focus on below investment grade commercial mortgage-backed securities. The gross carrying value of assets owned by the two funds was approximately $150.0 million as of December 31, 2002.

     IOT completed its deployment of committed capital in 2002 and IOP II had called $28.2 million of its $48.5 million of total capital commitments at December 31, 2002. Three executive officers of the Company have committed $2.25 million to IOP II on the same basis as all other investors. Insignia holds aggregate ownership interests of approximately 13% in IOT and IOP and 10% in IOP II and is currently entitled to additional profits participations of 10% in IOP and 5% in IOP II, subject to a return of capital to investors in the case of IOP
II. Insignia's additional profits participations could increase to as much as 30% in IOP and 50% in IOP II, depending on the performance of the funds. Insignia's earnings from its investments in IOP and IOP II totaled $4.0 million, $2.6 million and $911,000 in years 2002, 2001 and 2000, respectively. These earnings are included in equity earnings in unconsolidated ventures (net of employee incentive participations of $2.0 million, $745,000 and $323,000 in 2002, 2001 and 2000) in the Company's consolidated statements of operations.

CB RICHARD ELLIS MERGER AGREEMENT

     On February 17, 2003, Insignia entered into an Agreement and Plan of Merger (the "Merger Agreement") with CBRE Holding, Inc., CB Richard Ellis Services, Inc. ("CB") and Apple Acquisition Corp., a wholly owned subsidiary of CB, pursuant to which, upon the terms and subject to the conditions set forth therein, Apple Acquisition Corp. will be merged with and into Insignia (the "Merger"), with Insignia being the surviving corporation in the Merger and becoming a wholly owned subsidiary of CB. The Merger Agreement provides that Insignia's Certificate of Incorporation and the Bylaws of Apple Acquisition Corp. will be the Certificate of Incorporation and the Bylaws, respectively, of the surviving corporation. Under the Merger Agreement, at closing each share of common stock, par value $0.01 per share, of Insignia (the "Common Stock") will be converted into the right to receive $11.00 per share in cash (the "Common Merger Consideration"). In addition, Insignia has the right, but not the obligation, to sell certain real estate assets (excluding assets of the service businesses) prior to the closing of the Merger. If Insignia receives more than a specified amount of cash net proceeds (generally $45.0 million, net of expenses, plus any amounts contributed or transferred to the entities holding these assets between February 17, 2003 and the closing of the Merger) for these assets, the excess net cash proceeds will be paid to holders of Common Stock, options, warrants and unvested restricted stock as additional Common Merger Consideration, up to an additional $1.00 per share of Common Stock. There can be no assurance that Insignia will sell any of these assets or, if it does, that it will receive more than the specified amount through the asset sales. Additional Common Merger Consideration above $11.00 per share will be determined based on a denominator of approximately 26,500,000 common shares, options, warrants and unvested restricted stock. As a result, excess net cash proceeds of approximately $6.6 million over the specified amount would be required for each additional $0.25 increment of Common Merger Consideration. Total net cash proceeds from asset sales necessary to achieve the maximum $1.00 of additional Common Merger Consideration would approximate $71.5 million.

     The Merger Agreement further provides that all of Insignia's directors will resign immediately prior to the completion of the Merger. Following the Merger, Insignia will cease to be a reporting company under the Securities Exchange Act of 1934, as amended, and its Common Stock will cease to be traded on the New York Stock Exchange. Consummation of the Merger requires approval by Insignia's shareholders, CB's receipt of equity and debt financing, the receipt of regulatory approvals and other customary closing conditions. In connection with the Merger Agreement, several members of senior management of Insignia (who collectively own approximately 6.6% of voting shares) entered into Voting Agreements with CB and Insignia (the "Voting Agreements"), pursuant to which these individuals agreed to vote their shares in favor of approving the Merger Agreement, the Merger and the other transactions contemplated by the Merger and the Merger Agreement and to vote their shares against any acquisition proposal from a third-party.

     In early 2003, Insignia sold two minority-owned assets in the ordinary course of business and continues to consider or explore potentially selling certain other existing real estate investments, as permitted by the Merger Agreement, in an effort to provide additional Common Merger Consideration to the holders of Common Stock, options, warrants and unvested restricted stock. Due to the limited time available to market such investment assets for potential sale prior to the closing of the Merger, which is expected to occur no later than July 14, 2003, there can be no assurances that any asset sales would not result in losses.

DISCONTINUED OPERATIONS

Sale of Insignia Residential Group and Insignia Douglas Elliman

     On March 14, 2003, Insignia completed the sale of its New York-based residential businesses, Insignia Residential Group and Insignia Douglas Elliman, to Montauk Battery Realty, LLC. The financial terms of the sale included the payment of $66.75 million to Insignia at closing and a potential additional $1.0 million receivable one year from closing. In addition, the buyer acceded to additional contingent earnout obligations of Insignia Douglas Elliman totaling up to $4.0 million, depending on the future performance of the business. Insignia will discontinue the operations of these businesses for financial reporting purposes in the first quarter of 2003. These residential businesses collectively produced service revenues in 2002, 2001 and 2000 of $133.7 million, $119.2 million and $134.1 million, respectively. Simultaneous with closing, Insignia paid down $67.0 million on its senior revolving credit facility, decreasing outstanding borrowings to $28.0 million.

Sale of Realty One

     In December 2001, Insignia entered into a contract to sell its Realty One single-family home brokerage business and affiliated companies to Real Living, Inc., effective as of December 31, 2001. Real Living, Inc. is a privately held company formed by HER Realtors of Columbus, Ohio and Huff Realty of Cincinnati, Ohio. The sale closed on January 31, 2002. Proceeds from the sale potentially total $33.0 million, including approximately $29.0 million in cash received at closing (before extinguishment of $5.5 million of Realty One debt) and additional receipts aggregating as much as $4.0 million. The additional receipts include the following: (i) a $1.0 million reimbursement, collected in February 2002, for Realty One operating losses in January 2002; (ii) a potential earn-out of as much as $2.0 million receivable over the next two years (depending on the performance of the Realty One business); and (iii) a $1.0 million operating lease receivable quarterly over four years for the use of proprietary software developed by Insignia for an internet-based residential brokerage model. The $2.0 million earnout is receivable in increments of $1.0 million each for the 2002 and 2003 fiscal years. Based on preliminary financial information for the 2002 year, the first $1.0 million earnout is expected to be achieved in full and should be received by the Company on or about April 30, 2003, as required by the terms of the sale. Remaining amounts due to Insignia under the terms of the sale totaling $2.7 million were included in "other assets" in the Company's consolidated balance sheet at December 31, 2002.

     Insignia discontinued Realty One's operations for financial reporting purposes and recognized a loss in connection with the sale of Realty One of $17.6 million (net of applicable tax benefit of $4.0 million) for the year ended December 31, 2001. In 2002, the Company reported net income of $4.9 million from discontinued operations, including $265,000 (net of tax) in post-closing adjustments in the first quarter and $4.7 million in the third quarter from the reduction of a valuation allowance on the tax benefit on the capital portion of the loss on sale. The capital loss had been fully reserved in 2001 because of uncertainty of its deductibility due to loss disallowance rules in the Treasury Regulations and insufficient income of the appropriate character. In the third quarter of 2002, it was determined that the loss would be fully deductible for tax purposes, resulting in the realization of the $4.7 million tax benefit for financial reporting purposes.

CHANGES IN ACCOUNTING PRINCIPLES

Stock-Based Compensation

     In September 2002, the Company adopted the fair value expense recognition provisions of Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in accounting for its employee stock options. The accounting change resulted in the expensing of the estimated fair value of employee stock options granted by the Company, applied on a prospective basis for all stock options granted on or after January 1, 2002. The Company previously followed Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Under APB Opinion No. 25, no compensation expense is recognized when the exercise price of an employee stock option equals or exceeds the market price at issuance.

     The Company issued 290,000 employee options during 2002. The fair value of these options has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) estimated stock price volatility of 40%; (ii) risk free interest rate of 2.5%; (iii) weighted average option life of 3.9 years; and (iv) a forfeiture rate of 3%. Under these assumptions, the aggregate value of the options totaled $842,000, which is amortizable to expense over the vesting periods of five years. Stock option compensation expense recognized in 2002 under SFAS No. 123 totaled $154,000. Insignia does not expense the value of outstanding options issued before January 1, 2002. Information about values of those options and the estimated pro forma effect if expensed is disclosed in the notes to the Company's consolidated financial statements included in Item 15 of this Form 10-K. The ultimate impact of the accounting change on the Company's future earnings will depend on the number of options issued in the future, as to which the Company has no specific plan, and the estimated value of each option.

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

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board (FASB") issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 replaced APB 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets. Under SFAS 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, at a minimum, or whenever events or circumstances occur indicating goodwill or indefinite-lived intangibles might be impaired. Other acquired intangible assets with finite lives continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 141 for all business combinations completed after June 30, 2001 and fully implemented SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The Company identified its reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those units as of January 1, 2002 for purposes of performing a required transitional goodwill impairment assessment within six months of adoption.

     In early 2002, the Company performed internal analyses on its reporting units based on estimated industry multiples and the carrying values of tangible and intangible assets which demonstrated that the value of the Company's U.S. commercial operation significantly exceeded its carrying value and that goodwill of the Asian operation was fully impaired. These analyses also indicated potential impairment in the Company's European operations and Insignia Douglas Elliman. The Company engaged Standard & Poor's to value the European and Insignia Douglas Elliman operations and those appraisals indicated no impairment in the Company's European operations and partial impairment in Insignia Douglas Elliman. As a result of this evaluation, Insignia measured impairment for Insignia Douglas Elliman and the Asian business of an aggregate $30.0 million, before applicable taxes. The Company recorded a $20.6 million (net of tax benefit of $9.4 million) transitional goodwill impairment charge in earnings as the cumulative effect of a change in accounting principle, effective January 1, 2002.

     The Company concluded its annual impairment test as of December 31, 2002 and that test did not demonstrate further goodwill impairment. The estimation of business values for measuring goodwill impairment is highly subjective and selections of different projected income levels and valuation multiples within observed ranges can yield different results.

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

     At adoption, the cumulative effect of the accounting change on prior years resulted in a reduction to income of $30.4 million (net of applicable taxes of $23.3 million), which is included in the net loss for the year ended December 31, 2000. Operating results for the years ended December 31, 2002, 2001 and 2000 are presented in compliance with the requirements of this accounting change. While this accounting change affects the timing of recognition of leasing revenues (and corresponding commission expense), it does not impact the Company's cash flow from operations.

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

     The Blackacre credit facility, which is subordinate to Insignia's senior credit facility, bears interest at an annual rate of 11.25% to 12.25%, payable quarterly, depending on the amount borrowed. In July 2002, Insignia borrowed $15.0 million under the credit facility. The proceeds were used to finance the purchase of the development property and related leasehold rights in St. Thomas, United States Virgin Islands (discussed under "Real Estate Principal Investment Activities" above). Insignia may draw down the remaining $22.5 million of availability at any time until December 2003. Any further borrowings will bear interest at 12.25%. The subordinated debt has a final maturity of June 2009.

     Blackacre has agreed to the conversion of the convertible preferred stock into a cash amount equal to the stated value of $100.00 per share plus accrued and unpaid dividends in the event that the proposed Merger is consummated. In addition, borrowings under the subordinated credit agreement would be repaid and the credit agreement terminated simultaneous with the closing of the Merger.

INDUSTRY SEGMENT DATA

     Insignia's operating activities encompass two segments in 2002 that include
(i) commercial real estate services, including principal investment activities, and (ii) residential real estate services. In 2001 and 2000, the Company's operating activities included internet-based investment initiatives as a third segment. The Company's segments include businesses that offer similar products and services and are managed separately because of the distinction between such services. The accounting policies of the segments are the same as those used in the preparation of the consolidated financial statements.

     The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development and re-development, consulting and other services.

The commercial segment also includes the Company's principal real estate investment activities and fund management. Insignia's commercial segment is comprised of the operations of Insignia/ESG in the U.S., Insignia Richard Ellis in the U.K., Insignia Bourdais in France (which commenced operations in January
2002) and other businesses in continental Europe, Asia and Latin America. The residential segment provides services including apartment brokerage and leasing, rental brokerage, property management and mortgage brokerage services and consists of the New York based operations of Insignia Douglas Elliman and Insignia Residential Group. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting. The Company's internet-based initiatives launched in 1999 were terminated in 2001. Segment operations are disclosed in the notes to the accompanying consolidated financial statements of the Company included in Item 15 of this Form 10-K. These financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Form 10-K.

SEASONALITY

     Seasonal factors affecting the Company are disclosed under "Risk Factors" below and in Item 7 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Nature of Operations."

2003 OUTLOOK

     Insignia's 2002 performance was highlighted by strength in U.K. investment sales, the Paris market and the New York City residential market, offset by weak commercial leasing markets in the U.S. and around the world. The leasing weakness affected U.S. commercial operations more than the Company's other businesses due to the heavy concentration of leasing services in the Company's U.S. business mix.

     With more than 60% of its business mix in consulting and investment services, the U.K. operations felt only minimal effect from the weakness in the London leasing market. The U.K. investment market, in contrast, remained robust, and Insignia maintained its leading position in this segment. Activity was paced by the $490 million sale of Shell Mex House - the largest property disposition in central London last year - as well as the $1 billion sale of the 224-property Travelodge hotel portfolio.

     In France, Insignia's first-year performance following the December 2001 acquisition of Groupe Bourdais exceeded expectations. The results were bolstered by resiliency within the Paris leasing market, which suffered less severely than many other world business centers during the 2002 downturn.

     U.S. commercial operations in 2002 mirrored the weak state of the economy and attendant sharp slowdown in leasing activity. Office demand was lackluster in virtually every major business center, with many markets recording 10-year or more lows in leasing velocity. Insignia's U.S. business volume fell in step with the macro-markets. Improved market performance in 2003 is dependent on stronger sustained economic activity that has not yet emerged. Business confidence has not been fully restored. A major unknown is the potential effect of the impending war in Iraq and other geopolitical global tensions, which have constrained business decision making in early 2003. Such circumstances beyond the Company's control could inflict a blow to business confidence or return the economy back into a negative growth mode, which would adversely hinder any possible recovery of the national leasing markets. Even under an optimistic scenario for the U.S. economy, the New York market in 2003 is expected to remain in its softest condition since the 1991-92 period due to the continued contraction of the financial services sector. Insignia's U.S. commercial services business will not fully recover in 2003 without a meaningful upturn in New York.

     The outlook in Europe for 2003 remains mixed. Capital-flows into London and Paris remain strong, driven by historic low interest rates and the high current property yields relative to other investments. Conversely, leasing markets in Europe, particularly London, remain sluggish. As a result, the outlook in Europe for 2003 remains cautious.

Momentum in the New York residential market is expected to continue in 2003. Demand for New York apartments remains strong, notwithstanding the reduction in employment levels. We believe many purchasers see New York City housing as a relatively stable alternative to the stock market, which has posted negative returns for three years.

However, New York real estate values have demonstrated stability in pricing, but are taking more time to sell. Slow, steady price appreciation - coupled with low financing costs and a still-low supply of available apartments - should sustain a continued healthy market in 2003.

RISK FACTORS

Proposed Merger with CB Richard Ellis

     On February 17, 2003, Insignia entered into the Merger Agreement with CB Richard Ellis Services, Inc. and certain of its affiliates. The closing of the Merger is expected to occur no later than July 14, 2003, unless the Merger Agreement is earlier terminated in accordance with its terms. The Merger Agreement imposes numerous limitations on the Company's ability to take actions without the consent of CB during the interim period between signing of the Merger Agreement and closing of the Merger. For example, there are limitations on the Company's ability to enter into new material contracts, to sell, lease or otherwise dispose of material assets, to make capital expenditures, to hire new employees, brokers and independent contractors, to increase compensation or pay bonuses and to incur additional indebtedness.

     Since the announcement of the signing of the Merger Agreement, certain affiliates, employees, brokers and independent contractors of the Company have terminated or indicated a willingness to terminate their relationship with the Company. Also, several existing clients of the Company and other prospective clients have terminated or indicated that they may terminate their relationship and discussions with the Company. It is possible that further losses of affiliates, employees, brokers, independent contractors and clients could take place before the closing of the Merger. In the event that the Merger Agreement is terminated by any party and the Merger is not consummated, the limitations imposed on the Company's operations during the interim period and any loss of employees, brokers, independent contractors and clients may have a material adverse effect on the Company's business and financial performance, including impeding the growth of the Company's business, hurting its competitive standing in the marketplace and resulting in a significant loss of business and corresponding revenues. In the event the Merger is consummated, there can be no assurance that the Company will have been able to sell certain real estate assets for aggregate net cash proceeds in excess of the amount required (generally $45.0 million, subject to increase) and which would be necessary to increase the Common Merger Consideration to more than $11.00 per share.

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

Principal Investment Activities

     Generally, the Company's investment strategy has involved identifying investment opportunities and investing as a minority owner in entities formed to acquire such assets. In limited instances, the Company also invested alone in the acquisition of operating real estate and development property. Accordingly, the Company's ability to make those kinds of investments depends in part on the supply of third party investment capital for commercial real estate and related assets.

     Each entity in which the Company holds an investment is a single purpose entity, the assets of which are subject to the obligations only of that entity. Each entity's debt, except to the extent of the letters of credit and guarantees mentioned below, is either (i) non-recourse except to the real estate assets of the subject entity (subject to limited exceptions standard in such non-recourse financing, including fraud, theft, the misapplication of rents or environmental liabilities) or (ii) an obligation solely of such limited liability entity and thus is non-recourse to other assets of the Company. Insignia's other financial obligations to all such real estate entities (excluding private investment funds, discussed below) totaled $11.9 million at December 31, 2002. Such obligations consisted of the following: (i) $8.9 million of letters of credit backing construction loans on development properties; (ii) $2.8 million of other letters of credit and guarantees of property debt; and (iii) $150,000 in future capital commitments for property improvements.

     The Company's principal investments carry inherent risk, including the loss of the Company's entire investment in any single asset. Because the disposition of a single significant investment can impact the Company's financial performance in any period, the Company's real estate investment activities could increase (and have historically increased) fluctuations in the Company's net income. The Company's acquisition of additional investments is subject to the availability of capital to fund such investments. Because covenants in the Company's revolving credit facility restrict the Company's ability to incur indebtedness and to raise additional capital in many respects, the Company's investment activities may be limited, which may impact the Company's future financial performance. An inability to acquire additional investments will reduce the likelihood that the Company will realize investment gains in future periods. The Company, as a minority owner in investments it does acquire, has limited control over the timing of the disposition of these investments and the realization of any gain.

     The Company evaluates all real estate investments on a quarterly basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of such investments below carrying value and the related estimated cash flows are not sufficient to recover the Company's investment carrying amount. Generally, Insignia relies upon the expertise of its own property professionals to assess real estate values; however, in certain circumstances where Insignia considers its expertise limited with respect to a particular investment, third party valuations may also be obtained. Property valuations and estimates of related future cash flows are by nature subjective and will vary from actual results.

     The Company provides real estate services to and receives real estate service fees from the entities comprising its principal investment activities. Such fees generally include property management fees, asset management fees, development management fees, leasing commissions, acquisition fees, sales commissions or financing fees. With respect to fees that are currently recorded as expense by the entities, the Company includes the fees in current income, while its share as owner of such fee is reflected in the income or loss from the investment entity. If the fee is capitalized by the investment entity, the Company records only the portion of the fee attributable to third party ownership and defers the portion attributable to its ownership. The amount of fees received in cash by the Company during 2002, 2001 and 2000 from such real estate entities totaled approximately $8.0 million, $8.5 million and $13.3 million, respectively. Of such fees, $599,000, $684,000 and $788,000 in 2002, 2001 and 2000, respectively, were not recognized in revenue during the periods by virtue of the Company's ownership interest.

Private Investment Funds

     The Company has formed two private investment funds to make opportunistic investments in real estate related assets, primarily real estate debt securities with an emphasis on below investment grade securitized debt obligations backed by mortgages on commercial and multifamily real estate. As of December 31, 2002, the Company had, through special-purpose subsidiaries, investments totaling $16.1 million in the two funds and had an obligation to invest an additional $2.1 million in the second fund. The Company also receives certain fees in connection with its management of the investments made by these funds. The Company's minority ownership in these two entities ranges from 10% to 13% (excluding profits participation interests).

     The investments made by the funds are subject to risks similar to those to which the Company and its co-investment activities are subject, including risks associated with economic downturns, interest rate fluctuations and declining demand for real estate. In addition, the activity of identifying, acquiring and realizing on attractive real estate investment securities and non-securitized obligations has, from time to time, been highly competitive and involves a high degree of uncertainty. There can be no assurance that the Company's funds will recognize their rate of return objectives.

     The risk with respect to these investments is increased by the use of leverage to finance assets. While such leverage has generally been maintained at no more that 25% of total capital, leverage available for this purpose has been limited to repurchase agreement financing. Such financing is much like margin debt, and declines in the value of the assets financed could potentially result in losses from forced sales by the lender. Insignia's exposure to losses is limited to its investment.

Urban Concentration of Operations

     The Company's operations are concentrated in the world's largest financial centers, including New York, London and Paris, which produced service revenues in 2002 of $181.1 million, $97.3 million and $35.2 million, respectively, (collectively generating 44% of the Company's total 2002 service revenues). In addition to risks related to the local real estate markets and economies of these cities, there is the risk that unusual events, including events such as those of September 11, in one or more of these cities could have a material adverse effect on the Company's business and financial performance.

International Operations

     Insignia derived approximately 26% of its total service revenues from outside the United States in the fiscal year ended December 31, 2002. The increased scope of international operations may lead to more volatile financial results and difficulties in managing the combined businesses because of, but not limited to, the following:

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

     Insignia intends to expand its international activities and to grow the markets in which its services and products are available. If the Company were unable to successfully implement these plans, maintain adequate long-term strategies that successfully manage the risks associated with its global business or adequately manage operational fluctuations, its business, results of operations or financial condition could be materially and adversely affected.

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. The British pound and euro represent the only foreign currencies of material operations as $178.5 million in total revenues in 2002, or approximately 25% of the Company's total revenues, were generated in these currencies. All currencies other than the British pound, euro and dollar comprise less than 1% of annual revenues. Continued changes in the value of foreign currencies against the dollar will affect the Company's future reported financial results in dollars. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at the average exchange rates prevailing during the periods. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of stockholders' equity in accumulated other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investment. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations in determining net income.

     Insignia is authorized to use currency hedging instruments, including foreign currency forward contracts, purchased currency options and borrowings in foreign currency. Insignia had in the past borrowed in pounds and euros under its revolving credit facility and has entered into forward exchange contracts to purchase pounds for pound denominated payments. These activities were undertaken to hedge acquisition costs in Europe. The Company did not have any hedges of foreign currency exposures outstanding at December 31, 2002 or 2001. Economic risks associated with these hedging instruments include: (i) unexpected fluctuations in interest rates impacting Insignia's future buying power for purchasing foreign currencies; and
(ii) unexpected changes in the timing and collection of funds related to the hedging instruments, both of which can cause hedging instruments to be ineffective. An ineffective hedging instrument may expose Insignia to currency losses, which could have an adverse effect on Insignia's business, results of operations or financial condition. There can be no assurance that such hedging will be effective, nor can there be any assurance that Insignia will undertake hedges in the future to prevent losses on its foreign currency investments.

Competition

     Insignia competes across a variety of business disciplines within the real estate services industry, including commercial agency leasing, tenant representation, corporate property services, property and asset management, investment sales, development, redevelopment, consulting services, real estate oriented financial services and equity co-investment, as well as apartment brokerage and leasing and condominium and cooperative apartment management. In general, with respect to each of Insignia's business disciplines, it cannot be assured that it will be able to continue to compete effectively, will be able to maintain current fee arrangements or margin levels or will not encounter increased competition. Each of the business disciplines in which Insignia competes is highly competitive on an international, national, regional and local level. Depending on the industry segment, Insignia faces competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting firms (any of which may be a global, national, regional or local firm). The consolidation trend has spawned a number of larger international and national competitors that are integrated across property types and disciplines; however, many of Insignia's competitors are local or regional firms, which are substantially smaller in size, but which may be larger than Insignia in a specific local or regional market.

     The advent of the Internet has introduced new ways of providing real estate services, as well as new competitors to the industry. Insignia cannot currently predict which competitors will remain in the industry nor can it predict what its response to them will be. This response could require significant capital resources, changes in Insignia's organization or technological changes. If Insignia is not successful in developing and implementing a strategy to address the risks and to capture the related opportunities presented by technological changes, its business, results of operations or financial condition could be materially adversely affected.

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

     The residential brokerage industry is subject to market compression, market fragmentation and consolidation. Profit margins are being compressed primarily as a result of increasing commission percentages paid to real estate agents and rising marketing costs in response to increased market competition.

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

Seasonality

     Insignia's operating income and earnings have historically been lower during the first three calendar quarters than in the fourth quarter. The reasons for the concentration of income and earnings in the fourth quarter include a general, industry-wide focus on completing transactions by calendar year end, as well as the constant nature of the Company's non-variable expenses throughout the year versus the seasonality of its revenues. Based on its operating history, the Company generally expects a pattern of higher revenues and income in the last half of the year and a gradual slowdown in transactional activity and corresponding operating results during the first quarter. In 2002, quarterly operating results were generally consistent with normal seasonal patterns, although overall performance continued to suffer from poor global economic conditions. Conversely, the 2001 and 2000 years did not follow this typical seasonal pattern. As evidence, the second quarter of 2000 was abnormally robust and even surpassed the good third quarter of that year. In 2001, the Company realized its best ever first quarter - buoyed by the U.S. commercial business - yet produced much lower second and third quarters than the preceding year due to the effects of the global economic slowdown and the tragic events of September
11. In addition, market disruptions like that of the third quarter of 2001 can alter or increase the effect of "normal" seasonality. As a result, the Company's quarter-to-quarter comparisons may be difficult to interpret. The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to adjust expenditures to compensate for any unexpected revenue shortfall. The Company's business could suffer as a consequence.

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

Debt

     The Company's debt includes outstanding borrowings under its $230.0 million senior revolving credit facility and a $37.5 million subordinated credit facility entered into in June 2002 with Blackacre Capital Management, LLC. At December 31, 2002, the amount outstanding on the senior revolving credit facility was $95.0 million and the interest rate on amounts drawn was approximately 4.25%. At that date, Insignia also had outstanding letters of credit of $11.0 million that are considered outstanding under the terms of the senior credit facility. Borrowings under the senior revolving credit facility bear interest at LIBOR plus a margin that varies according to the ratio of debt to consolidated net income before interest expense, taxes, depreciation, amortization and specified other costs. The margin above LIBOR was 2.50% at December 31, 2002. Insignia is vulnerable to increases in interest rates as a result of either increases in LIBOR or its margin above LIBOR. A 100 basis point increase in the effective interest rate would increase interest expense on the senior credit facility by approximately $1.0 million on an annual basis.

     The $37.5 million Blackacre credit facility is subordinate to Insignia's senior credit facility and bears interest, payable quarterly, at an annual rate of 11.25% to 12.25%, depending on the amount borrowed. At December 31, 2002, the Company had borrowings of $15.0 million outstanding on the subordinated credit facility at an interest rate of 11.25%. Any further borrowings will bear interest at 12.25%. Insignia may draw down the remaining $22.5 million of availability at any time until December 2003. The subordinated debt has a final maturity of June 2009.

     The Company's senior and subordinated credit agreements contain covenants concerning the maintenance of a minimum consolidated net worth, maximum total debt, maximum leverage ratios and certain other financial ratios. At December 31, 2002, the Company was in full compliance with all financial covenants. These and certain other covenants limit actions by the Company and could materially and adversely affect Insignia's ability to finance its future operations or capital needs or to engage in other business activities that may be in its best interest. The covenants limit Insignia's ability to, among other things:

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

     o Preferred Stock - The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue up to 20,000,000 shares of preferred stock, in one or more series, having such rights and preferences as may be designated by the Company's Board of Directors, without stockholder approval. The issuance of such preferred stock could inhibit a change of control. At December 31, 2002, 375,000 shares of convertible preferred stock were outstanding. The approval of holders of at least two-thirds of the outstanding shares of convertible preferred stock would be required in order to authorize, effect or validate any amendment, alteration or repeal of any of the provisions of the Company's Certificate of Incorporation or By-laws that would materially adversely affect the preferences, rights or powers of the convertible preferred stock.

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

     The soft business environment has heightened competition for key talent. Competitors have paid signing bonuses and other inducements to attract senior Insignia professionals. As a result, the Company has had to respond by paying increased retention bonuses and other perquisites to its premier producers.

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

EXECUTIVE OFFICERS

     The following persons serve as executive officers of Insignia. All executive officers of Insignia serve at the discretion of the Board of Directors.

             NAME                 AGE                            PRINCIPAL POSITIONS
             ----                 ---                            -------------------
       Andrew L. Farkas            42    Chairman of the Board; Chief Executive Officer
       Stephen B. Siegel           58    Director; President; Chairman and Chief Executive Officer of
                                         Insignia/ESG, Inc.
       James A. Aston              50    Chief Financial Officer
       Jeffrey P. Cohen            35    Executive Vice President
       Frank M. Garrison           48    Office of the Chairman; President of Insignia Financial Services,
                                         Inc.
       Adam B. Gilbert             50    Executive Vice President; General Counsel; Secretary
       Ronald Uretta               47    Chief Operating Officer; Treasurer; President of Insignia/ESG,
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

EMPLOYEES

     As of December 31, 2002, Insignia had approximately 6,000 employees worldwide, including employee brokers and other qualified real estate agents and sales associates. Approximately 4,500 employees are located in the U.S. and the remaining approximately 1,500 employees are located in Europe, Asia and Latin America. Insignia believes that its employee relations are good.

ITEM 2 - PROPERTIES

     Insignia's principal executive office is located at 200 Park Avenue, in New York, New York. The following table sets forth information on the operating leases for the principal headquarters for each of Insignia's principal operating units:

    OPERATING UNIT                           LOCATION                            ANNUAL RENT     SQUARE FT.    EXPIRATION
    --------------                           --------                            -----------     ----------    ----------
Insignia/ESG                      200 Park Avenue, New York, NY                  $ 6,940,000       120,000    June 2011
Insignia Richard Ellis            Berkeley Square House, London                    3,000,000        42,000    June 2003
Insignia Bourdais                 160 Boulevard Haussmann, Paris                     875,000        17,500    December 2010
Insignia Douglas Elliman          575 Madison Avenue, New York, NY                   859,000        31,300    April 2004
Insignia Residential Group        675 Third Avenue, New York, NY                   2,300,000        72,500    January 2009

     The lease on Insignia Richard Ellis's UK headquarters in London expires in June 2003 and a decision has been made to relocate. In October 2002, an agreement was reached for Insignia Richard Ellis to take the assignment of a lease on Kingsley House, Wimpole Street. The lease assignment was formally completed in February 2003. The Kingsley House space comprises approximately 57,500 square feet with an annual rent of $4.2 million. The existing lease assignment expires in May 2011. The Company will take occupancy of the new office space in June 2003.

     In June 2002, Insignia Residential Group vacated approximately 15,000 square feet (included in the 72,500 in the table above) under lease at its headquarters location in New York. The space became available as a result of a 2001 reorganization plan that called for the termination of non-profitable management assignments and corresponding reductions in related staff. The Company recorded a $1.0 million charge at that date for the estimated costs of subleasing this excess office space. All office leases of Insignia Douglas Elliman and Insignia Residential Group were assumed by the buyer in connection with their purchase on March 14, 2003.

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

     In December 2001, the Company entered into a stock purchase agreement with Real Living, Inc., the purchaser, that provided for the sale of 100% of the stock of Realty One and its affiliated companies. Such affiliated companies included First Ohio Mortgage Corporation, Inc., First Ohio Escrow Corporation, Inc. and Insignia Relocation

Management, Inc. As a part of the sale, the Company agreed generally to indemnify the purchaser against all losses up to the purchase price (subject to certain deductible amounts), resulting from the following: (i) breaches by the Company of any representations, warranties or covenants in the stock purchase agreement; (ii) pre-disposition obligations for goods, services, taxes or indebtedness except for those assumed by Real Living, Inc.; (iii) change of control payments made to employees of Realty One; and (iv) any third party losses arising or related to the period prior to the disposition. In addition, the Company provided an indemnification for losses incurred by Wells Fargo Home Mortgage, Inc. ("Wells Fargo") and/or the purchaser in respect of (i) mortgage loan files existing on the date of closing; (ii) fraud in the conduct of its home mortgage business; and (iii) the failure to follow standard industry practices in the home mortgage business. The aggregate loss for which the Company is potentially liable to Wells Fargo is limited to $10 million and the aggregate of any claims made by the purchaser and Wells Fargo shall not exceed the purchase price.

     As of March 15, 2003, the Company was not aware of any matters that would give rise to a material claim under any warranty or indemnity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Insignia's common stock trades on the New York Stock Exchange under the trading symbol "IFS". The following table sets forth the high and low daily closing sale prices for the Company's common stock as reported on the New York Stock Exchange for each quarter of 2001 and 2002:

CALENDAR PERIOD                                      HIGH      LOW
---------------                                      ----      ---
2001
   First Quarter...............................     $13.24    $11.30
   Second Quarter..............................     $12.82    $10.45
   Third Quarter...............................     $12.80    $ 9.50
   Fourth Quarter..............................     $10.95    $ 9.15

2002
   First Quarter...............................     $11.65    $10.08
   Second Quarter..............................     $11.31    $ 9.35
   Third Quarter...............................     $ 9.54    $ 7.45
   Fourth Quarter..............................     $ 8.00    $ 5.45

     The closing sales price for Insignia's common stock on February 28, 2003, as reported on the New York Stock Exchange, was $10.91. The Company's transfer agent is Wachovia Bank, N.A., 1525 West W. T. Harris Boulevard, Suite 3C3, Charlotte, North Carolina 28288. As of February 28, 2003, there were approximately 1,460 shareholders of record of the Company's common stock.

     The Company has never paid dividends on its common stock and does not currently intend to pay any dividends in the foreseeable future. The payment of dividends is subject to certain restrictions under the Company's credit facilities.

Convertible Preferred Stock

     Insignia has 375,000 shares, or $37.5 million, of convertible preferred stock outstanding to investment funds affiliated with Blackacre Capital Management. The convertible preferred stock includes 250,000 shares, or $25.0 million, of Series A, initially purchased in February 2000, and 125,000 shares, or $12.5 million, of Series B purchased in June 2002. The initial preferred originally carried a 4% annual dividend and was exchanged in June 2002 for Series A convertible preferred stock. The convertible preferred stock carries an 8.5% annual dividend (totaling approximately $3.2 million), payable quarterly at Insignia's option in cash or in kind. The Company paid cash dividends of approximately $1.8 million in 2002.

     The convertible preferred stock has a perpetual term, although Insignia may call the preferred stock, at stated value, after June 7, 2005. Upon the dissolution, liquidation or winding up of the Company, the holders of Series A and Series B convertible preferred stock are entitled to receive the stated value of $100.00 per share plus accrued and unpaid dividends. The convertible preferred issuances were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

Employee Stock Purchase Program

     The Company's 1998 Employee Stock Purchase Plan was adopted to provide employees with an opportunity to purchase common stock through payroll deductions at a price not less than 85% of the fair market value of the Company's common stock. This plan is designed to qualify under Section 423 of the Internal Revenue Code of 1986. During 2002, 111,840 shares of common stock were sold under this plan at an average price of approximately $8.08 per share.

Stock Repurchases

     At December 31, 2002, Insignia held in treasury 1,502,600 repurchased shares of its common stock. Such shares were repurchased at an aggregate cost of approximately $16.2 million and are reserved for issuance upon the exercise of warrants granted in 2000 to certain executive officers, non-employee directors and other employees of the Company.

     In July 2002, the Company authorized a stock repurchase program of up to $5.0 million, subject to compliance with all covenants contained within the Company's existing debt agreements. As of February 28, 2003, the Company had not initiated any stock repurchases under this authorization.

Equity Compensation Plan Information

     The following table sets forth information for the Company's equity compensation plans in effect as of December 31, 2002, indicating those plans approved by shareholders and those that have not been submitted to shareholders for approval. All outstanding options, warrants and unvested restricted stock under these plans are exercisable into the Company's common stock. The approved equity plans consist of the Company's 1998 Stock Incentive Plan, as amended and restated, together with three plans adopted by businesses prior to acquisition by Insignia. The Company assumed these equity plans in connection with the business purchases.

                                                                                                  NUMBER OF
                                                        SECURITIES TO BE        WEIGHTED-         SECURITIES
                                                          ISSUED UPON            AVERAGE         AVAILABLE FOR
     PLAN CATEGORY                                          EXERCISE          EXERCISE PRICE    FUTURE ISSUANCE
     APPROVED EQUITY PLANS
     Amended and Restated 1998 Stock
        Incentive Plan                                        1,926,583          $10.61              2,056,431
     Brooke International (China) Limited
        Share Option Scheme                                      65,000          $11.51                 45,000
     Richard Ellis Group Limited 1997
        Unapproved Share Option Scheme                          654,806           $6.37                     --
     St. Quintin Holdings Limited 1999
        Unapproved Share Option Scheme                          266,484           $6.58                     --

     UNAPPROVED EQUITY PLANS
     Non-qualified options                                      150,000          $10.00                     --
     Employee warrants                                        1,492,500           $8.91                     --
     Other non-compensatory warrants                          1,196,000          $14.50                     --
                                                          --------------                          -------------
     TOTALS                                                   5,751,373                              2,101,431
                                                          ==============                          =============

     The unapproved non-qualified options were granted in 2002 in connection with the employment of the Chief Executive Officer of Insignia Douglas Elliman. The employee warrants were granted in 2000 and 2001 to certain executive officers, non-employee directors and other employees of the Company. These warrants are exercisable at prices ranging from $8.00 to $13.06 per share and are issuable out of reserved common shares held in treasury, as discussed above under "Stock Repurchases". The other warrants totaling 1,196,000 were granted in September 1998 in connection with the Company's spin-off to holders of convertible preferred securities of the Company's former parent. These warrants are fully exercisable at $14.50 per share and expire in September 2003.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial data of Insignia for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The selected financial data for all periods presented has been restated to segregate the results of Realty One on a discontinued basis. Certain amounts for prior years have been reclassified to conform to the 2002 presentation.

     This information has been derived from and is qualified by reference to the consolidated financial statements of the Company and the notes thereto and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 in this Report.


                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                             2002         2001         2000         1999         1998
                                                          ---------    ---------    ---------    ---------    ---------
                                                                     (In thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
  Total revenues                                          $ 724,705    $ 752,461    $ 784,031    $ 579,430    $ 402,171
  Service revenues                                          711,235      732,485      773,542      574,442      404,067
  Equity earnings (losses) in  unconsolidated
    ventures                                                  3,482       13,911        3,912        2,284       (1,896)
  Income from continuing operations                          13,217        5,721       21,229        7,724        8,073
  Income (loss) from discontinued operations                  4,918      (19,229)         558        2,574        2,980
  Income (loss) before cumulative effect of a
    change in accounting principle                           18,135      (13,508)      21,787       10,298       11,053
  Cumulative effect of a change in
      accounting principle                                  (20,635)        --        (30,420)        --           --
  Net (loss) income                                          (2,500)     (13,508)      (8,633)      10,298       11,053
  Preferred stock dividends                                  (2,173)      (1,000)        (890)        --           --
  Net (loss) income available to common
      shareholders                                           (4,673)     (14,508)      (9,523)      10,298       11,053

PER SHARE AMOUNTS - ASSUMING DILUTION:
  Income from continuing operations                       $    0.47    $    0.20    $    0.87    $    0.34    $    0.37
  Income (loss) from discontinued operation                    0.21        (0.82)        0.02         0.12         0.13
  Income (loss) before cumulative effect of a
     change in accounting principle                            0.67        (0.62)        0.89         0.46         0.50
  Cumulative effect of a change
     in accounting principle                                  (0.87)        --          (1.24)        --           --
  Net (loss) income                                           (0.20)       (0.62)       (0.35)        0.46         0.50

OTHER DATA:
  Cash provided by operating activities                   $  12,835    $  26,705    $  80,370    $  57,977    $  35,857
  Cash provided by (used in) investing activities             3,857      (25,809)     (74,044)    (171,107)    (128,140)
  Cash (used in) provided by financing activities           (42,543)       9,985       59,021      121,443      140,194

  EBITDA (1)                                                 49,432       50,967       75,320       51,503       40,359
  Net EBITDA (1)                                             51,564       54,458       78,046       48,871       44,741

                                                                                  AT DECEMBER 31,
                                                          -------------------------------------------------------------
                                                             2002         2001         2000         1999         1998
                                                          ---------    ---------    ---------    ---------    ---------
                                                                                 (In thousands)
BALANCE SHEET DATA:
  Cash and cash equivalents                               $ 111,513    $ 131,860    $ 122,196    $  61,600    $  53,489
  Real estate investments                                   134,135       95,710      102,170       76,298       58,196
  Total assets                                              872,839      918,382      925,625      795,313      595,489
  Total debt                                                193,684      207,241      176,938      164,322       44,438
  Stockholders' equity                                      415,329      399,857      408,881      393,069      383,243

(1) EBITDA is defined as real estate services revenues less direct expenses and administrative costs. Net EBITDA is defined as income from continuing operations plus depreciation, amortization, gains (losses) on sales of real estate investments, real estate impairments, internet investment results and income taxes. Net EBITDA deducts all interest expense and includes Funds From Operations ("Real Estate FFO") from real estate investments. Real Estate FFO is defined as income or loss from real estate operations before depreciation, gains or losses on sales of property and provisions for impairment.

     Neither EBITDA, Net EBITDA, nor Real Estate FFO, as defined above, should be construed to represent cash provided by operations pursuant to accounting principles generally accepted in the United States ("GAAP"), as neither is defined by GAAP. Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. As compared to net income, these measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring expenses. Management believes presentation of these supplemental measures enhance a reader's understanding of the Company's operating performance.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Insignia monitors and evaluates its financial performance using three primary measures - EBITDA, Net EBITDA and income from continuing operations. EBITDA is defined as real estate services revenues less direct expenses and administrative costs. Net EBITDA is defined as income from continuing operations before depreciation, amortization, gains (losses) on sales of real estate investments, real estate impairments, internet investment results and income taxes. Net EBITDA deducts all interest expense and includes Real Estate FFO. Neither EBITDA nor Net EBITDA should be construed to represent cash provided by operations determined pursuant to GAAP. EBITDA, Net EBITDA and Real Estate FFO are supplemental measures that are not defined by GAAP, and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. As compared to net income, these measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring expenses. Management believes presentation of these supplemental measures enhance a reader's understanding of the Company's operating performance.

YEARS ENDED DECEMBER 31, 2002 AND 2001

     Insignia's 2002 year demonstrated a return to a more normal seasonal pattern of revenues and earnings, with the fourth quarter representing the strongest quarterly period and the first half demonstrating lower revenue generation. The Company's performance in 2002 was highlighted by a very strong performance in Europe and a significant recovery in the New York residential sales and brokerage unit, Insignia Douglas Elliman. Despite the strong performance for Europe and the residential business, the 2002 year overall was significantly hindered by continued weakness in the U.S. commercial leasing sector. Due to continuing indecision by corporate clients worldwide with respect to leasing decisions, leasing transaction levels and revenues lagged behind the levels experienced in 2000 and 2001, particularly in New York, and the normal timeframe required to complete transactions has lengthened significantly. A soft office lease environment affects Insignia/ESG, the domestic commercial services business, more than Insignia's other businesses.

     The Company's total service revenues for 2002 totaled $711.2 million, representing a decline of 3% from $732.5 million in 2001. The year-over-year revenue decline was offset by $43.1 million of revenues in 2002 produced by Insignia Bourdais, the Company's French business unit acquired in late December 2001. On a comparable basis - excluding Insignia Bourdais - services revenues of the consolidated group decreased by 9%, or $64.3 million, to $668.2 million. All of the year-over-year decline is attributed to the Company's U.S. commercial services business of Insignia/ESG as total U.S. service revenues deteriorated by $100 million from the 2001 level caused by continued softness in many key U.S. leasing markets. In Europe, the United Kingdom benefited from a robust investment market, which counteracted a soft London lease environment. Consistent with revenues, consolidated Net EBITDA declined in 2002 by 5% to $51.6 million (down from $54.5 million in 2001). The depth of the Net EBITDA drop was mitigated by (i) Insignia Bourdais EBITDA of $7.9 million, (ii) expense containment measures in Insignia/ESG for non-essential costs, (iii) a 109%, or $6.4 million, improvement in residential EBITDA, (iv) a $3.5 million decrease in interest expense in 2002 due to lower interest rates and lower outstanding debt and (v) a $1.3 million increase in European earnings attributed to foreign currency translation (caused by the weakening of the U.S. dollar versus the pound and euro in 2002).

     Income from continuing operations in 2002 totaled $13.2 million ($0.47 per diluted share), up from $5.7 million in 2001 ($0.20 per diluted share). Income improved in 2002 despite the declines in U.S. transactional revenues, aided by the elimination in 2002 of goodwill amortization, as required by new accounting standards, and all internet investment activities. In 2001, pretax income was lowered by $17.4 million of goodwill amortization and $10.3 million of net losses from internet investments. The net loss for 2002 included income from discontinued operations of $4.9 million related to the January 2002 sale of Realty One. This income included $265,000 in post-closing adjustments in the first quarter of 2002 and a $4.7 million tax benefit in the third quarter of 2002 attributed to the elimination of a valuation allowance on the capital portion of the loss resulting from the Realty One sale. The capital loss was fully reserved in 2001 because of uncertainty of its deductibility due to loss disallowance rules in the Treasury Regulations and insufficient income of the appropriate character. In the third quarter of 2002, it was determined that the loss would be fully deductible for tax purposes, resulting in the realization of the tax benefit for financial reporting purposes. The Company's reported net losses for 2002 and 2001 included a $20.6 million loss

(net of $9.4 million tax benefit) reported as the cumulative effect of the goodwill accounting change (2002) and a $17.6 million (net of $4.0 million tax benefit) loss on disposal of discontinued Realty One business (2001).

     The table below depicts the Company's operating results, in a format that highlights the above measures, and reconciles them to GAAP net income, for the years ended December 31, 2002, 2001 and 2000, respectively. Operating results for all periods presented reflect the results of Realty One on a discontinued basis for financial reporting purposes. Certain amounts for all periods have been reclassified to conform to the current presentation. Such reclassifications have no effect on reported net income (loss). This information has been derived from the Company's consolidated statements of operations for the years then ended.

                                                               YEAR ENDED DECEMBER 31,
                                                        -----------------------------------
                                                          2002         2001        2000
                                                          ----         ----        ----
                                                                   (In thousands)
REAL ESTATE SERVICES REVENUES
    Commercial - United States                          $ 392,728    $ 492,778    $ 497,695
    Commercial - International                            184,816      120,475      141,752
    Residential                                           133,691      119,232      134,095
                                                        -----------------------------------
      TOTAL REAL ESTATE SERVICES REVENUES                 711,235      732,485      773,542

COST AND EXPENSES
    Real estate services                                  647,459      668,079      681,867
    Administrative                                         14,344       13,439       16,355
                                                        -----------------------------------
EBITDA - REAL ESTATE SERVICES                              49,432       50,967       75,320
    Real Estate FFO (1)                                     2,957        6,064        3,877
    Fund management income                                  4,047        2,559          911
    Development income                                       --          2,736        1,546
    Interest and other income (2)                           3,998        5,200        8,137
    Interest expense (2)                                   (8,870)     (12,407)     (11,745)
    Other                                                    --           (661)        --
                                                        -----------------------------------
NET EBITDA                                                 51,564       54,458       78,046
    Gains on sales of real estate                           5,501       10,986        3,884
    Real estate impairment                                 (3,525)        (824)      (1,806)
    Depreciation - FF&E                                   (17,588)     (15,392)     (10,350)
    Amortization of intangibles                            (5,153)     (24,408)     (23,825)
    Depreciation - real estate (3)                         (6,863)      (5,755)      (5,125)
                                                        -----------------------------------
                                                          (29,604)     (45,555)     (39,300)

INCOME FROM REAL ESTATE OPERATIONS                         23,936       19,065       40,824
    Life insurance proceeds, net                             --           --         19,100
    Losses from internet activities, net                     --        (10,263)     (35,527)
                                                        -----------------------------------
Income from continuing operations before
      income taxes                                         23,936        8,802       24,397
Income tax expense                                        (10,719)      (3,081)      (3,168)
                                                        -----------------------------------

INCOME FROM CONTINUING OPERATIONS                          13,217        5,721       21,229
    Discontinued operations, net of applicable taxes:
        (Loss) income from discontinued operation            --         (1,600)         558
        Income (loss) on disposal                           4,918      (17,629)        --
                                                        -----------------------------------
 Income (loss) before cumulative effect of a
      change in accounting principle                       18,135      (13,508)      21,787
Cumulative effect of a change in accounting
      Principle, net of applicable taxes                  (20,635)        --        (30,420)
                                                        -----------------------------------
NET LOSS                                                   (2,500)     (13,508)      (8,633)
Preferred stock dividends                                  (2,173)      (1,000)        (890)
                                                        -----------------------------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS               $  (4,673)   $ (14,508)   $  (9,523)
                                                        ===================================

     The table below provides a summary of EBITDA by operating segment for the years ended December 31, 2002, 2001 and 2000, respectively.

                                   COMMERCIAL   RESIDENTIAL     OTHER        TOTAL
                                   ----------   -----------     -----        -----
                                                   (In thousands)
DECEMBER 31, 2002:
REAL ESTATE SERVICES REVENUES       $ 577,544    $ 133,691    $    --      $ 711,235

COSTS AND EXPENSES
    Real estate services              526,076      121,383         --        647,459
    Administrative                       --           --         14,344       14,344
                                 ------------------------------------------------------
EBITDA                                 51,468       12,308      (14,344)      49,432
    Real Estate FFO (1)                 2,957         --           --          2,957
    Fund management income              4,047         --           --          4,047
    Interest and other income (2)       2,300           15        1,683        3,998
    Interest expense (2)                 (474)         (16)      (8,380)      (8,870)
                                 ------------------------------------------------------
NET EBITDA                          $  60,298    $  12,307    $ (21,041)   $  51,564
                                 ======================================================

DECEMBER 31, 2001:
REAL ESTATE SERVICES REVENUES       $ 613,253    $ 119,232    $    --      $ 732,485

COSTS AND EXPENSES
    Real estate services              554,744      113,335         --        668,079
    Administrative                       --           --         13,439       13,439
                                 ------------------------------------------------------
EBITDA                                 58,509        5,897      (13,439)      50,967
    Real Estate FFO (1)                 6,064         --           --          6,064
    Fund management income              2,559         --           --          2,559
    Development income                  2,736         --           --          2,736
    Interest and other income (2)       2,084           16        3,100        5,200
    Interest expense (2)                 (639)         (38)     (11,730)     (12,407)
    Other                                (661)        --           --           (661)
                                 ------------------------------------------------------
NET EBITDA                          $  70,652    $   5,875    $ (22,069)   $  54,458
                                 ======================================================

DECEMBER 31, 2000:
REAL ESTATE SERVICES REVENUES       $ 639,447    $ 134,095    $    --      $ 773,542

COSTS AND EXPENSES
    Real estate services              559,400      122,467         --        681,867
    Administrative                       --           --         16,355       16,355
                                 ------------------------------------------------------
EBITDA                                 80,047       11,628      (16,355)      75,320
    Real Estate FFO (1)                 3,877         --           --          3,877
    Fund management income                911         --           --            911
    Development income                  1,546         --           --          1,546
    Interest and other income (2)       2,316         --          5,821        8,137
    Interest expense (2)               (1,032)         (48)     (10,665)     (11,745)
                                 ------------------------------------------------------
NET EBITDA                          $  87,665    $  11,580    $ (21,199)   $  78,046
                                 ======================================================

(1) Real Estate FFO includes income or loss from all real estate operations, including both consolidated property entities and unconsolidated co-investment entities.

(2) Interest and other income and interest expense exclude amounts attributed to consolidated property operations (which are included in Real Estate FFO).

(3) Real estate depreciation represents the depreciation attributed to the three consolidated real estate properties as well as the portion of depreciation expense of real estate owning entities in which Insignia has minority equity ownership.

Commercial Real Estate Services

     Insignia's commercial real estate service operations include Insignia/ESG in the United States, Insignia Richard Ellis in the United Kingdom, Insignia Bourdais in France (acquired in December 2001) and other subsidiaries in Germany, Italy, Belgium, the Netherlands, Spain, Asia and Latin America. Commercial real estate services revenues of $577.5 million in 2002 reflected a 6% decline from $613.3 million produced in 2001. Similarly, commercial EBITDA of $51.5 million in 2002 fell 12% below the $58.5 million generated for 2001. These operating declines in 2002 were even more pronounced with consideration for the first year contributions of Insignia Bourdais in France, which exceeded expectations with service revenues of $43.1 million and EBITDA of $7.9 million. Commercial operations are more fully discussed below.

     United States

     The Company's U.S. commercial services unit, Insignia/ESG, experienced weak leasing markets nationwide during 2002. U.S. revenues and EBITDA totaled $392.7 million and $25.7 million, respectively, for the 2002 year, representing declines from 2001 of 20% for revenue (from $492.8 million) and 44% for EBITDA (from $45.8 million). The general economic uncertainty and sluggish pace of leasing activity continues to hinder performance. The revenue decline in 2002 was partially mitigated by discipline in controlling expenses, as total variable expenses (excluding employee incentives) decreased by $7.0 million from the 2001 level. Declines in compensation and other employee costs, travel, advertising, office expenses, consulting and information technology expenses contributed to the overall decrease, offset by $7.6 million of uncontrollable expense increases pertaining to occupancy costs, bad debts, legal expenses and liability insurance premiums. The most significant individual increase was in occupancy costs, which increased by $3.0 million over 2001 as a result of new leases or renewals at higher rent levels in several U.S. markets, most notably Boston and the Company's headquarters at 200 Park Avenue in New York City (renegotiated in mid-2001). Corporate insurance, legal expenses and bad debts collectively increased by approximately $4.6 million over 2001 levels.

     In early 2003, Insignia/ESG entered into significant employment agreements with seven key members of the New York consulting and brokerage staffs. These contracts require retention bonus payments of $8.4 million in 2003 and a further $3.2 million in 2004. The impact of these payments on the Company's earnings is expected to approximate $3.5 million in 2003 and $2.7 million per year for 2004 through 2006. A primary portion of the consulting group's compensation is paid through EBITDA based incentive calculations. The consulting group's new contract guarantees the incentive portion of their compensation for 2003 through 2006 to be between $13.5 million and $14 million annually. The 2003 year is the first period that the consulting group's incentive is guaranteed. The annual guarantee does not exceed the levels achieved in years 2000, 2001 and 2002.

     Europe

     European operations continued to exhibit strength in difficult times, despite soft leasing markets outside of Paris, fueled by investment activity and valuation services in the UK and positive contributions from Insignia Bourdais in France (which was acquired at the end of 2001). European revenues and EBITDA totaled $178.5 million and $29.9 million, respectively, for the 2002 year, up significantly from 2001 results of $116.4 million for revenue and $16.5 for EBITDA. The strength of European operations in 2002 was attributed to the Insignia Bourdais acquisition and improved performance in the UK. The other European businesses collectively produced service revenues of $13.7 million and small EBITDA loss of $570,000 for 2002. These results compare to services revenues of $10.5 million and EBITDA of $564,000 in 2001.

     Insignia Richard Ellis in the UK generated service revenues of $121.7 million and EBITDA of $22.7 million in 2002, representing material improvement over 2001 results of $105.9 million for service revenues and $16.0 million for EBITDA. In the UK, the main transactional strength in 2002 was in the investment sales market. Institutional investors remained committed to real estate investment in 2002 due to an expectation of more favorable returns than are currently available from other asset classes. Also, the debt driven market continued to flourish due to historically low interest rates in the UK. The 2002 year closed with the base interest rate in the UK at approximately 3.75%, representing the lowest level since 1955 according to a report by the BBC News in March 2003. Further, consulting services -- particularly valuation services -- remained robust alongside the strength of the investment market. Conversely, leasing activity and associated service lines were weak throughout the UK in 2002.

     Insignia Bourdais in France contributed service revenues of $43.1 million and EBITDA of $7.9 million during 2002. Insignia Bourdais is essentially a tenant representation business. This performance represented improvement over the 2001 period pre-acquisition, which produced service revenues of almost $39.0 million and EBITDA of over $6.0 million. The Paris market experienced a decline in transaction volumes of approximately 10% from 2001 levels.

     Across the rest of the European operations, the European hotels business had a strong year as a result of increased activity in investment transactions. Similar to the U.K., leasing activity in 2002 was relatively poor, compared to 2001 levels, in all of the Company's other continental European markets, which include the Netherlands, Italy, Germany, Belgium and Spain. The German operation was most severely affected by poor economic conditions and low leasing volumes, producing an EBITDA loss for 2002 of $921,000.

     In 2002, Insignia further expanded its capabilities in Spain through the acquisition of a company formed by the former Arthur Andersen consulting team in Spain and committed to invest up to $2.7 million for working capital for the Madrid and Barcelona offices and to recruit additional professional talent. These initiatives are expected to increase the Company's transaction and consulting services in Spain in 2003 and beyond.

     Insignia's European operating results in 2002 have been translated into U.S. dollars at average exchange rates of $1.51 to the pound and $0.95 to the euro. In 2001, European operating results were translated into U.S. dollars at average exchange rates of $1.44 to the pound and $0.90 to the euro. The change in currency translation rates accounts for $1.3 million of the improved European EBITDA performance in 2002.

     Asia and Latin America

     The Company's operations in Asia and Latin America launched in 2001 continued to build their service platforms in 2002, although performance in 2002 was substantially constrained by very weak commercial real estate markets in Asia, particularly Hong Kong. Latin American performance improved in 2002 aided by the completion of one of the largest office leases ever in Mexico in the third quarter. These operations incurred an aggregate EBITDA loss of $4.1 million for all of 2002, representing a slight increase over the $3.9 million loss generated for 2001. Total service revenues increased 57% to $6.3 million in 2002, compared to $4.0 million in 2001. Earnings for 2002 worsened despite the revenue surge due primarily to increases in expenses in Asia relating to broker hirings and office expansion.

Residential Real Estate Services

     The Company's residential real estate services consist of co-op and apartment brokerage through Insignia Douglas Elliman and property management services through Insignia Residential Group. Insignia Douglas Elliman experienced a material resurgence in its business during 2002. The New York co-op and condo sales market rallied strongly in 2002 following the elimination of transactional activity in late 2001 following the terrorist attacks on September 11. Residential services revenues aggregated $133.7 million for 2002, an increase of 12% over $119.2 million for 2001, and residential EBITDA increased 109% to $12.3 million, over $5.9 million for 2001. Insignia Douglas Elliman generated revenues and EBITDA of $107.1 million and $11.6 million, respectively, in 2002, representing increases of 15% and 149% over 2001. Insignia Douglas Elliman's gross transaction volume totalled $2.8 billion for 2002, representing a 16% improvement over $2.4 billion produced for 2001. The 2002 year was the most profitable period in the 91-year history of the Douglas Elliman business, which was acquired by Insignia in June 1999.

     Insignia Douglas Elliman's year-over-year improvement reflected benefits derived from pent-up demand from the late 2001 period when new contract signings came to a virtual standstill as well as shifts in household investment towards real estate. Demand was particularly robust for apartments selling for less than $1.0 million and remained active for apartments up to $3.0 million; however, there was notably less demand in 2002 for apartments priced at higher levels (over $5.0 million) as the more affluent continue to defer purchase decisions.

     The New York City real estate market was severely affected by the events of September 11. However, the severe reduction in contract activity in the fourth quarter of 2001 provided the impetus for the resurgence seen in the first and second quarters of 2002 as buyers and investors fled the relative instability and poor returns of the equity markets and moved capital to the tangible security represented by real estate. This activity continued throughout

2002 with sales volume increasing 18% in unit terms to 3,521 and 16% in dollar terms to $2.8 billion over the prior year.

     Insignia Douglas Elliman's 2002 earnings were buoyed by a variety of causal factors including greater transaction volumes, a commission structure more favorable to the company and significantly reduced marketing costs. When compared to 2001 revenue figures, the new commission structure resulted in a net increase in EBITDA of $1.3 million, while the increased efficiency of advertising spending resulted in an EBITDA contribution of $2.4 million dollars over the prior year.

     Residential EBITDA for 2002 was reduced by a second quarter $1.0 million charge for the estimated unrecoverable costs of vacating and subleasing excess office space previously used by Insignia Residential Group, as well as a $494,000 third quarter expense for estimated litigation settlements at Insignia Residential Group. The lease charge was determined based on assumptions regarding the probable sublease of the excess space, including passage of an estimated twelve months prior to receiving rents from a subtenant. Aside from these charges, Insignia Residential Group benefited from operating efficiencies achieved from the termination of unprofitable management assignments. As evidence, excluding these charges, Insignia Residential Group generated EBITDA of $2.2 million during 2002. This result would have represented a 77% improvement over the $1.2 million of EBITDA realized for the 2001-year (which did not include similar expenses).

     Insignia Douglas Elliman and Insignia Residential Group were sold on March 14, 2003 (see also "Discontinued Operations" in Item 1 of this Report).

Administrative

     Administrative expenses increased 7% to $14.3 million in 2002, compared to $13.4 million in 2001. The year-over-year change can be attributed primarily to a $2.5 million increase in third party professional fees stemming from external advice to the Company's Compensation Committee and newly formed Governance and Nominating Committee in the evaluation of executive compensation programs and matters of governance and internal policy, external counsel advice in meeting the requirements of the Sarbanes-Oxley Act of 2002 and legal advice and other services related to the potential merger with CB Richard Ellis, partially offset by an agreed $1.4 million reimbursement from the Company's Chairman resulting from completion of the Governance and Nominating Committee's review and policy formulation (of which $700,000 was paid in December 2002 and $691,414 was repaid in February 2003).

Other Items Included in the Determination of Net EBITDA

     Interest and other income declined 23% from $5.2 million in 2001 to $4.0 million in 2002. Lower interest rates and average cash balances account for the change.

     Interest expense (excluding property interest) decreased 29%, or $3.5 million, to $8.9 million in 2002. The Company benefited throughout 2002 from lower interest rates on its LIBOR based borrowings and reduced borrowing levels as a result of a $32 million pay-down of debt during the first quarter of 2002 and a subsequent $22 million pay-down in October 2002. The average interest rate on the outstanding balance on the senior revolving credit facility was approximately 4.5% in 2002, compared to an average of over 7% in 2001.

     Real Estate FFO from the Company's property investment portfolio declined 51%, from $6.1 million in 2001 to $3.0 million in 2002. The declines in 2002 are primarily attributable to (i) lost earnings from properties sold over the past year, including, most significantly, the Fresh Meadows apartment complex in Queens, New York, which contributed FFO in 2001 of approximately $1.1 million prior to its sale, (ii) lower occupancy levels and (iii) losses aggregating $800,000 from development assets that had commenced operations but had not leased to stabilized levels.

Other Items Included in the Determination of Net Income

     Gains realized from sales of real estate in 2002 totaled $5.5 million, down 50% from $11.0 million for 2001. The 2002 gains included $1.3 million attributed to the sale of a wholly-owned retail property in Dallas. This gain is reported in "other income, net" in the Company's 2002 consolidated statement of operations included in Item 15 of this Form 10-K. Remaining gains totaling approximately $4.2 million were derived from sales of minority-owned properties in the Company's co-investment portfolio. These gains are included in equity earnings in unconsolidated ventures in the Company's 2002 consolidated statement of operations. Gains realized in 2001 were substantially attributable to the sale of Fresh Meadows, an apartment complex in New York acquired in December 1997 in which Insignia held a 17.5% profits interest. Insignia generated a gain of $10.4 million from the sale of Fresh Meadows. Property sales are difficult to predict and vary considerably from year to year. In addition, as a minority owner, Insignia does not control the sale decision. Comparisons of this type of income do not reflect performance of the investments for the comparative period, but rather the volume of asset sales in the period and the cumulative value change of the investments sold.

     During 2002, the Company recorded impairment against its real estate investments totaling $3.5 million on eight property assets, including a wholly-owned land parcel held for development. Insignia re-evaluates each real estate investment on a quarterly basis, taking into account changes in market conditions and prospects. The impairment charge on the land parcel, located in Denver, totaled $560,000 and was determined based on a third party appraisal. Other impairments pertaining to minority owned assets indicated lower values based on increased vacancies, lower rental rates and operating cash flows and overall diminished prospects for recovery of the Company's full investment upon final disposition.

     Depreciation of property and equipment increased 14% to $17.6 million in 2002, from $15.4 million for 2001. The increases are the result of depreciation on late 2001 capital spending in combination with depreciation expense attributed to capital additions totaling approximately $10.4 million during 2002. Such capital expenditures primarily represented leasehold improvements (in connection with addition or relocation of offices), computer purchases and software.

     Amortization of intangibles declined from 2001 by 79%, or $19.3 million, to approximately $5.2 million during 2002. The adoption of new accounting standards requiring elimination of amortization of goodwill, effective January 1, 2002, was responsible for $17.4 million of the decrease year-over-year and the remainder of the decrease was attributed to certain property management contracts that fully amortized in 2001 and early 2002. Amortization expense in 2002 includes acquired property management contracts, non-compete agreements and the acquired customer backlog of Insignia Bourdais.

     In 2001, the Company incurred pre-tax net internet investment losses totaling $10.3 million. The losses represented impairment write-offs of certain third-party internet-based investments made predominantly in 1999 and 2000. Insignia had no internet-related activity during 2002, and the Company's remaining internet-related investment not fully impaired and written off totaled approximately $967,000 at December 31, 2002, representing an investment in an e-commerce venture fund.

     Income tax expense on continuing operations increased $7.6 million to $10.7 million in 2002 as a result of higher income, compared to 2001. While overall service operations were more robust in 2001 than in 2002, income for 2001 was adversely affected by goodwill amortization of $17.4 million and losses on internet investments totaling a net $10.3 million.

     Net earnings for 2002 was enhanced by income from discontinued operations of $4.9 million. This income included $265,000 recognized in the first quarter of 2002 pertaining to post closing adjustments in conjunction with the Realty One sale and a $4.7 million tax benefit in the third quarter attributed to the elimination of a valuation allowance on the capital portion of the loss, which had been fully reserved in 2001 due to uncertainty of deductibility. Conversely, the net loss for 2002 was adversely affected by a goodwill impairment charge of $20.6 million (net of $9.4 million tax benefit) reported as the cumulative effect of a change in accounting principle. The net loss for 2001 included, in discontinued operations, the $1.6 million Realty One net operating loss and the $17.6 million loss (net of a $4.0 million tax benefit) on disposal of Realty One.

     With respect to the goodwill accounting change, the Company conducted internal analyses in early 2002 that indicated the U.S. commercial operation was not impaired and that goodwill of the Asia operation was in fact impaired. The Company also determined that there was a possibility of impairment in the European operations and in Insignia Douglas Elliman and engaged third-party valuation consultants to appraise these businesses. Their evaluations indicated no impairment in the European operations and Insignia Douglas Elliman's impairment totaled $26.8 million before taxes. The total impairment charge of $30.0 million before taxes included approximately $3.2 million related to goodwill of Insignia Brooke in Asia. Insignia Douglas Elliman's performance in 2002 far exceeded the estimates used in evaluating that business for impairment at January 1, 2002.

     Insignia concluded its annual impairment test as of December 31, 2002 and that test did not demonstrate further goodwill impairment. The estimation of business values for measuring goodwill impairment is highly subjective and selections of different projected income levels and valuation multiples within observed ranges can yield different results.

     As a result of the foregoing, Insignia reported a net loss for 2002 of $2.5 million, or $0.20 per diluted share, and a net loss for 2001 of $13.5 million, or $0.62 per diluted share.

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Insignia's 2001 year was marked by a slowing worldwide economy, disruption in the markets following the September 11 tragedy and the strategic decision to sell Realty One. Service revenues declined 5% to $732.5 million, and income from continuing operations declined 73% to $5.7 million. The year began following heady 35% services revenue growth in 2000 with most markets, particularly the Manhattan office market, the central London office market and the Manhattan co-op and condominium market, marked by short supply. Insignia's business plan for 2001 at the beginning of the year noted such short supply as the constraining factor that would likely limit volume.

     Following a better than normal first quarter, volume began to slow. In retrospect, this was the first sign of a slowing global economy. That condition became the factor most affecting operations during 2001 rather than the short supply originally anticipated. The third quarter was particularly poor. A disproportionate amount of third quarter volume is typically concluded in the post-Labor Day (U.S.) and post August holiday (Europe) periods. However, the usually high volume month of September became the weakest month of the year in the aftermath of September 11. This was particularly the case in New York, which is by far the largest market for Insignia.

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

Commercial Real Estate Services

     Revenues from commercial services declined 4%, or $26.2 million, to $613.3 million in 2001. United States commercial services revenues declined by $4.9 million to $492.8 million (from $497.7 million in 2000), European services revenues declined by $25.3 million to $116.4 million (from $141.8 million in 2000) and start-up operations in Asia and Mexico added $4.0 million in services revenues. EBITDA from commercial services declined by 27%, or $21.5 million, to $58.5 million (from $80.0 million in 2000). United States EBITDA declined $9.3 million to $45.8 million (from $55.2 million in 2000), European EBITDA declined by $9.3 million to $16.6 million (from $25.9 million in 2000) and the start-up Asian and Latin American operations produced EBITDA losses of $3.9 million.

     Revenues in commercial services are significantly impacted by SAB 101. The impact is primarily confined to the United States, though a small number of European transactions are impacted. SAB 101 required a change as of the beginning of 2000 in the manner in which leasing commissions are recognized as revenue. Leasing is the single largest source of revenue to Insignia. For 2001, leasing commissions accounted for over 70% of U. S. commercial services revenue, more than 60% of worldwide commercial services revenue and more than 50% of Insignia's total revenues.

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

     In 2000, application of SAB 101 reduced reported revenues by $59.8 million. In 2001, the application of SAB 101 increased revenues by more than $30.0 million. The impact on 2001 was the result of recognition of previously completed leases closed during the years 1998 - 2000, reduced by deferrals of 2001 transactions. It is important to note that SAB 101 does not affect many leasing transactions. In fact, the largest transactions concluded in both 2000 and 2001 were not affected by the provisions of SAB 101. This accounting requirement does limit Insignia's ability to predict its revenues in the short term (one quarter to one year). This occurs because the conditions of SAB 101 are controlled by the tenant and not by Insignia, and Insignia's estimate of the date those events will occur often varies by months. Further, while Insignia monitors its transaction backlog from prospect to conclusion, no particular transaction can be reliably forecast from a revenue recognition standpoint until the commission agreement is executed with the conditions to billing specified. This often occurs at or near the same time as the execution of the lease.

     United States

     The U.S. commercial services operation suffered a decline in EBITDA of over $9.0 million in 2001, compared to 2000. This decline - on only a 1% decrease in revenues - arose from a number of factors, the largest of which was higher commission expense. Commission expense includes a formulaic bonus to the consulting department computed on commission revenues allocated to that department. In 2000, revenues were recognized under SAB 101 as to which contractual bonuses to the consulting department had been paid in prior years, without any ability to recover. This circumstance created a $10.0 million lower commission expense in 2000 than would have occurred without the accounting change under SAB 101 and also contributes to an increase in the average reported commission rate for 2001. In late 2000, the Company modified the formulaic consulting department bonus such that the expense of such bonus would match reported revenues in future periods. Further, production in 2001 was skewed toward markets with higher average commission rates, and within those markets, production was relatively greater among brokers who had attained higher commission splits. The result was an overall commission expense of $15.0 million higher than the amount that would have been recorded at 2000 average commission rates. There were no changes in overall commission programs that would otherwise account for this change.

     Rent expense increased by approximately $3.5 million in 2001. Of this increase, approximately $1.25 million arose from the renewal at the Company's New York City headquarters in June 2001. Most of the remainder of the increase was attributable to expansions primarily in California, Boston and Washington. Also, Insignia's share of expenses of the Octane consortium increased by nearly $1.0 million, to $1.9 million, in 2001. Conversely, incentive compensation declined by approximately $10 million as a result of lower earnings.

     Europe

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

     Asia and Latin America

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

Residential Real Estate Services

     Revenues from residential services - provided through New York-based Insignia Douglas Elliman and Insignia Residential Group declined 11%, or $14.9 million, to $119.2 million in 2001. Virtually all of the decline from year 2000's exceptionally strong pace can be attributed to the erosion in transaction volume and sales prices in the New York apartment market.

     Insignia Douglas Elliman produced service revenues and EBITDA of $92.9 million and $4.7 million, respectively, for the 2001 year. These operating results represented sharp declines of 14%, or $14.6 million, for revenues and 58%, or $6.5 million, for EBITDA, compared to 2000. The softening of the economy in early 2001, which continued up to and was exacerbated by the events of September 11, led to a serious deterioration in contract activity in the New York City and tri-state area markets. The volume of units sold dropped more than 13% from 2000 and average sales prices declined 3% year-over-year. Further, gross transaction volume declined 16% to $2.4 billion in 2001. The decrease in activity was experienced across the mix of real estate inventory in the New York City marketplace, with the only exceptions being increases in sales of new cooperative development projects and commercial space leasing.

     Insignia Douglas Elliman's earnings in 2001 were adversely affected by lower transaction volumes. Although, an increase in average commission expense rates also contributed to the decline in EBITDA in 2001. Broker commission splits entering 2001 were in many cases maintained at 2000 year-end levels, which had reached heightened levels due to the robust volumes achieved during the 2000 year. The higher commission rate in 2001 resulted in a $1.2 million decline in EBITDA from the amount that would have been generated at 2000 commission levels. Other operating expenses in 2001 declined modestly from 2000.

     Insignia Residential Group in 2001 showed a significant increase in EBITDA compared to 2000, despite a marginal decline in revenues to $26.3 million. For all of 2001, Insignia Residential Group generated EBITDA of $1.2 million, representing an increase to almost three times the level experienced in 2000 ($452,000). Revenues from core management increased almost 6% over 2000 as a result of higher fees on new business, the implementation of 2001 management fee increases to all existing clients and material declines in un-reimbursed property related expenditures. These operating efficiencies were achieved in part through a reorganization plan implemented in late 2000 that resulted in the termination of non-profitable management engagements, prudent expense reductions and a better matching of revenues and operating expenses on a individual project basis. This reorganization resulted in the achievement of more than $1 million in total expense savings in 2001. The 2001 year was also marked by the second quarter engagement as property manager and leasing agent for Peter Cooper Village/Stuyvesant Town, a 11,000 unit portfolio in Manhattan. The addition of this significant property portfolio contributed $800,000 to total 2001 revenues. On an annualized basis, this engagement is estimated to contribute approximately $1.5 million to Insignia Residential Group's total service revenues.

Administrative

     Administrative expenses declined by 18% to $13.4 million in 2001. Virtually the entire change related to lower incentive compensation attributable to the lower overall performance of the Company.

Other Items Included in the Determination of Net EBITDA

     Interest and other income declined by 36% to $5.2 million. One reason was lower interest rates available on short-term investment of cash on hand. The average rate for 2001 declined to approximately 3% from over 5% in 2000. At the same time, cash declined significantly in March 2001 as record incentive compensation was paid based on 2000 performance. In addition, all remaining contingent purchase consideration for Insignia's U.K. operations was achieved, resulting in a payment of more than $22.0 million in March 2001 (through issuance of loan notes secured by restricted cash). As a result, average cash available for short-term investment also declined by approximately $25 million from 2000.

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

     Real Estate FFO from Insignia's investment portfolio increased 56% to $6.1 million in 2001. More than $200,000 of the change was attributable to adding or selling properties during 2001, while almost $2 million of the increase was achieved solely from improved property operations. Of the real estate FFO reported in 2001, more than $1 million related to properties sold during the year and no longer owned at December 31, 2001. Real estate FFO is a financial measure that is not defined by GAAP and Insignia's usage of this term may differ from other companies' usage of the same or similar terms.

     Insignia's earnings in 2001 benefited from the investment programs undertaken in prior years by the financial services portion of the business. Those investments reached a meaningful income production stage in 2001, increasing their EBITDA contribution by $5 million to $5.3 million. An earnings contribution of approximately $2.6 million in 2001 was provided by the Company's fund management businesses. This performance represented an increase from $911,000 in the year 2000. Insignia Opportunity Partners, the first of two managed funds, became fully invested in 2001 and a second similar fund (Insignia Opportunity Partners II) was launched in late 2001, but did not begin to produce income during the 2001 year. In addition, the development program commenced several years ago increased its income contribution to approximately $2.7 million in 2001, compared to approximately $1.5 million in 2000.

Other Items Included in the Determination of Income

     Gains on sales of real estate through minority-owned entities nearly tripled to $11.0 million in 2001. The increase is substantially attributable to the sale of Fresh Meadows, an apartment complex in New York in which Insignia held a 17.5% profits interest. This property was acquired in December 1997. Property sales are difficult to predict and vary considerably from year to year. In addition, as a minority owner, Insignia does not control the sale decision.

     Insignia recorded impairment write-downs of an aggregate $824,000 on four investments in 2001. Insignia's analysis indicated that the lease prospects of a telecom building and lower income being produced by certain hotel assets resulted in values less than their carrying amounts.

     Depreciation expense (excluding property depreciation) in 2001 rose 49% to $15.4 million, or $5.0 million over 2000. The increases are attributed to capital spending of more than $65.0 million over the past three years for new information technology platforms and leasehold improvements in connection with the upgrade and relocation of offices in key U.S. markets and London.

     Amortization of intangibles increased 2% to $24.4 million for the 2001 year. This increase reflects amortization of contingent earnouts paid in 2001. Such additional purchase consideration was recorded as costs in excess of net assets of acquired businesses.

     Internet losses for 2001 totaled a net $10.3 million, before tax effects, reflecting internet investment write-downs of approximately $13.4 million and income of $3.2 million resulting from the final liquidation of EdificeRex in December 2001. This income represented the culmination of those losses of EdificeRex in excess of the Company's investment basis incurred during the first half of 2000 when the Company consolidated EdificeRex. Insignia wrote off all remaining Internet business assets and investments in 2000 and 2001 with the exception of a $1.0 million investment in a multiple venture fund equivalent to fair value of that investment as reported by that fund's manager.

     Income taxes declined in 2001, as compared to 2000, commensurate with lower income.

     As a result of the foregoing, Insignia reported a net loss for 2001 of $13.5 million, or $0.62 per diluted share. This net loss included the $17.6 million (net of $4.0 million tax benefit) loss on disposal and the $1.6 million net operating loss attributed to the discontinued Realty One business.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its cash and cash equivalents, unused capacity under its $230.0 million revolving senior credit facility and $37.5 million subordinated debt facility, and cash generated by operations. Historically, the Company's cash on hand and cash flows have been utilized to fund all working capital requirements, including capital expenditures, and real estate investments. Conversely, the Company's credit facilities have generally been used to fund the cash portion of acquisitions of businesses and certain prior internet investments. Insignia's unrestricted cash at December 31, 2002 totaled $111.5 million, representing a $20.3 million decline from $131.9 million at December 31, 2001. The decline in 2002 stems primarily from the pay-down of an aggregate $54.0 million on the senior revolving credit facility and payment of approximately $60.0 million of incentive payments for the 2001 year, offset in part by $23.25 million in net proceeds from the sale of Realty One, $27.5 million in preferred stock and subordinated debt issuances ($18.5 million of which was used to purchase the marina based development parcels in the U.S. Virgin Islands). At December 31, 2002, the Company had commitments to pay over $52.0 million of incentives pertaining to the 2002 year. This amount is included in accrued incentives in the Company's consolidated balance sheet at December 31, 2002.

     Insignia's cash flow provided by operating activities in 2002 totaled $12.8 million, down 52% from $26.7 million in 2001 and down substantially from the $80.4 million for the record 2000 year. Operating cash flows are most impacted by economic conditions affecting the Company's transactional revenues as well as the timing and amount of payments of brokerage commissions, annual employee incentives and other operating requirements. During 2002, the Company's service revenues declined $21.3 million from 2001 and cash flows from operations suffered as a consequence. Also, operating cash flows in accordance with GAAP excludes equity earnings in unconsolidated real estate ventures, which Insignia views as operating, and matches incentives earned in the prior year with current year operations. As evidence, operating cash flows in 2002 are lowered by the payment of incentives pertaining to the 2001 year of approximately $60.0 million, which exceeds bonus levels payable based on 2002 earnings production by more than $10.0 million.

     Significant investing and financing cash flows in 2002 include the following: (i) $23.25 million of proceeds from the sale of Realty One (noted above), the single family brokerage business in Cleveland, Ohio sold in January 2002; (ii) $44.6 million of aggregate proceeds from real estate investments, including proceeds from the sale of nine minority owned assets and two wholly-owned real estate properties (offset by $28.4 million of repayments on real estate mortgage notes); (iii) investments in real estate assets aggregating $46.7 million; (iv) payments on notes payable of $60.0 million, including $54.0 million on the senior revolving credit facility; and (v) $27.5 million in proceeds from preferred stock and subordinated debt issuances.

     As an alternative to GAAP cash flows, Insignia monitors Net EBITDA reduced by applicable income taxes as a proxy for its cash flow from operations because this computation derives a measure of working capital resources produced by operations, which is generally available for investment or other purposes.

     The table below summarizes Net EBITDA less applicable income taxes and deductions for capital expenditures for years 2002, 2001 and 2000:

                                           YEAR ENDED DECEMBER 31
                                     2002           2001           2000
                                     ----           ----           ----
                                               (In thousands)

     NET EBITDA                    $ 51,564       $ 54,458       $ 78,046
     Applicable income tax          (10,719)        (3,207)       (17,013)
                                   --------------------------------------

     AFTER TAX NET EBITDA            40,845         51,251         61,033

     Capital expenditures           (10,403)       (15,604)       (25,807)
                                   --------------------------------------

          TOTAL                    $ 30,442       $ 35,647       $ 35,226
                                   ======================================

Debt

     The Company's debt consists of borrowings under its $230.0 million senior revolving credit facility and a $37.5 million subordinated credit facility provided by funds affiliated with Blackacre Capital Management, LLC, ("Blackacre") acquisition loan notes payable to sellers of the acquired UK businesses (backed fully by restricted cash deposits) and real estate mortgages secured solely by the property assets owned by three consolidated subsidiaries. The following table sets forth Insignia's total outstanding long-term debt at December 31, 2002 and 2001.


                                                    DECEMBER 31
                                                  2002       2001
                                                --------   --------
                                                  (In thousands)
     NOTES PAYABLE
       Senior revolving credit facility         $ 95,000   $149,000
       Subordinated credit facility               15,000       --
       Acquisition loan notes                     16,889     20,972
                                                -------------------
                                                 126,889    169,972
                                                -------------------

     REAL ESTATE MORTGAGE NOTES                   66,795     37,269
                                                -------------------
       TOTAL                                    $193,684   $207,241
                                                ===================

     Maturities on the Company's debt range from December 2004 to October 2023. The Company also maintains a (pound)5 million line of credit in the UK for short term working capital purposes in Europe. The Company has not borrowed on this line of credit during the past two years.

     At December 31, 2002, the amount outstanding on the senior revolving credit facility was $95.0 million and the interest rate on amounts drawn was approximately 4.25%. At that date, the Company also had $11.0 million in outstanding letters of credit that are considered outstanding amounts under the terms of the senior revolving credit facility. Approximately $10.4 million of the letters of credit pertained to real estate investment obligations and the remainder related to office lease arrangements. The $95.0 million of borrowings represents the lowest outstanding balance under the senior revolving credit facility since the Douglas Elliman acquisition in June 1999. The unused commitment at December 31, 2002 was approximately $124.0 million. Insignia made a $67.0 million pay down on the Company's senior revolving credit facility on March 14, 2003 in connection with the sale of the Company's residential businesses. The payment lowered outstanding borrowings on the senior facility to $28.0 million. The senior revolving credit facility matures in May 2004.

     Borrowings under the senior revolving credit facility bear interest at LIBOR plus a margin that varies according to the ratio of debt to consolidated EBITDA. The margin above LIBOR was 2.50% at December 31, 2002. Insignia is vulnerable to increases in interest rates as a result of either increases in LIBOR or its margin above LIBOR. A 100 basis point increase in the effective interest rate would increase interest expense by approximately $1.0 million on an annual basis. The $37.5 million Blackacre credit facility is subordinate to Insignia's senior credit facility and bears interest, payable quarterly, at an annual rate of 11.25% to 12.25%, depending on the amount borrowed. The $15.0 million outstanding at December 31, 2002 bears interest at 11.25% and all further borrowings will bear interest at 12.25%. Insignia may borrow the remaining $22.5 million available under the subordinated facility at any time through December 2003. The subordinated debt matures in June 2009. In conjunction with the subordinated debt agreement, the Company negotiated an amendment to its senior credit facility to permit borrowings on the Blackacre credit facility and to allow for a broader range of principal investment activities.

     The Company's senior and subordinated credit agreements contain covenants concerning the maintenance of a minimum consolidated net worth, maximum total debt, maximum leverage ratios and certain other financial ratios. The most restrictive of these covenants are the leverage ratios, which are based on the ratios of total debt and senior debt to consolidated EBITDA. Under these covenants, the maximum amount of total debt outstanding cannot exceed 3.5 times EBITDA for the trailing four quarters and senior debt (all debt excluding the subordinated credit facility) outstanding cannot exceed 3.0 times EBITDA for the trailing four quarters. At December 31, 2002, Insignia had approximately $80.0 million of availability on its credit facilities under these covenants. At December 31, 2002, the Company was in compliance with all financial covenants. In the event that the proposed Merger with CB Richard Ellis is consummated, borrowings under the senior and subordinated credit facilities would be repaid at closing and the respective credit agreements would be terminated. The U.K. acquisition loan notes outstanding at December 31, 2002 are guaranteed by a bank, as required by the terms of the respective purchase agreements. The bank holds restricted cash deposits sufficient to repay the notes in full when due. The acquisition loan notes have a final maturity of April 2010 and are redeemable semi-annually by the note holders. Real estate mortgage notes, totaling $66.8 million at December 31, 2002, are secured solely by three property assets owned by consolidated subsidiaries and are non-recourse to Insignia.

Real Estate Investments and Related Obligations

     Insignia's real estate investments include operating real estate properties, real estate under development and investment entities investing in below investment grade or lower rated securitized real estate debt. Each of these entities is debt financed. The real estate entities in which Insignia owns a minority interest owned aggregate assets of approximately $1.2 billion and were obligated on aggregate debt of over $700.0 million at December 31, 2002. Each entity is liable only for its own debt, and such debt is substantially non-recourse other than to the asset financed.

     At December 31, 2002 and 2001, respectively, the consolidated carrying value of the Company's real estate investments consisted of the following:

                                                              December 31
                                                             2002       2001
                                                             ----       ----
                                                             (In thousands)

Minority interests in operating properties                 $ 21,109   $  29,282
Consolidated operating properties                            46,427      41,788
Consolidated development property                            38,778          --
Minority interests in development properties                 10,014      10,761
Land held for future development                              1,726       2,308
Minority interests in real estate debt investment funds      16,081      11,571
                                                           --------------------
   TOTAL REAL ESTATE INVESTMENTS                           $134,135    $ 95,710
                                                           ====================

     The real estate carrying amounts of consolidated properties were financed by real estate mortgage debt totaling $66.8 million and $37.3 million at December 31, 2002 and 2001, respectively. One of the consolidated operating properties is a minority owned apartment complex in located in New York City that is consolidated, beginning in 2002, by virtue of general partner control. Insignia's equity at book value in the consolidated properties totaled $21.7 million at December 31, 2002 and $5.5 million at December 31, 2001. The Company has no further obligations to these consolidated properties or their creditors.

     In March 2002, Insignia sold an office building in Tokyo, Japan purchased in late 2001, and in September 2002 it sold a shopping center in Florida. Each of the assets was held by a consolidated subsidiary at December 31, 2001. The Tokyo office building was purchased solely for resale to a client for a fee of approximately $600,000 and the shopping center, acquired in October 1999, was sold for a $1.3 million gain. The sale of these two consolidated properties reduced the Company's real estate investments and corresponding real estate mortgage notes by $33.0 million and $29.0 million, respectively.

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

     Apart from the potential loss of its equity investment, totaling $70.7 million at book value in all real estate entities at December 30, 2002, Insignia's other material risks consist only of specific financial obligations it has undertaken or standard exceptions in the mortgage lending industry from the non-recourse provisions of real estate mortgage loans. The specific obligations to all real estate entities at December 31, 2002 consisted of the following:

                                                                   Amount
                                                                --------------
                                                                (In thousands)

     Letters of credit partially backing construction loans          $ 8,900
     Other letters of credit and guarantees of property debt           2,825
     Future capital contributions for capital improvements               150
     Future capital contributions for additional asset purchases       2,105
                                                                --------------
          TOTAL OBLIGATIONS                                          $13,980
                                                                ==============

     Outstanding letters of credit generally have one-year terms to maturity and bear standard renewal provisions. Other letters of credit and guarantees of property debt do not bear formal maturity dates and remain outstanding until certain conditions (such as final sale of property and funding of capital commitments) have been satisfied. The future capital contributions represent contractual equity commitments for specified activities of the respective real estate entities. Insignia, as a matter of policy, would consider advancing funds to real estate entities beyond its legal obligation as a new capital contribution subject to normal investment returns.

     Each real estate entity in which Insignia holds an investment is a single purpose entity, the assets of which are subject to the obligations only of that entity. Each entity's debt, except to the extent of the letters of credit and other guarantees/commitments shown above, is either (i) non-recourse except to the real estate assets of the subject entity, subject only to limited exceptions generally applicable in such non-recourse financing, or (ii) an obligation solely of such limited liability entity and thus is non-recourse to other assets of the Company. Standard limited exceptions in non-recourse financing are generally up to the full value of the mortgage debt, yet are limited to damages caused by circumstances such as fraud, theft, the misapplication of rents or environmental liabilities, and so forth.

Contingent Purchase Consideration

     Insignia has potential obligations to pay contingent purchase consideration ("earnouts"), with respect to certain past acquisitions. Two earnouts aggregating a maximum amount of $7.4 million are believed extremely unlikely to ever become payable. Other acquisition earnouts, excluding amounts measurable after December 31, 2002 for Insignia Bourdais, are believed more likely than not of becoming payable, and the amounts payable after December 31, 2002 would approximate the following:

                    Year                  Amount
           ----------------------- ---------------------
                                     (In thousands)

                    2003                 $    7,975
                    2004                      3,710
                    2005                        500
                                   ---------------------
           TOTAL                         $   12,185
                                   =====================

     The 2003 amount payable includes $6.0 million measured and accrued in the Company's consolidated balance sheet at December 31, 2002. With respect to Insignia Bourdais, $21.4 million was paid at closing in a combination of cash and Insignia common stock. Based on the performance of Insignia Bourdais for its fiscal year ended March 31, 2002 and the period ended December 31, 2002, additional purchase price of approximately $6.0 million was paid in June 2002 (by issuance of 131,480 Insignia common shares and $4.7 million in cash) and a further $4.3 million accrued in the Company's balance sheet at December 31, 2002 is payable in March 2003. Additional contingent consideration of up to $18.5 million may be payable based on operating results for the 2003 and 2004 calendar years. Payment of all remaining earnout would require average annual EBITDA of approximately $14.0 million (13.3 million euro), which compares to actual EBITDA for the 2002 calendar year of approximately $7.9 million. Future earnout calculations will be based upon a 1.41 multiple of EBITDA over $7.4 million (7.0 million euro). The Company is not able to predict the amount of future consideration payable under the remaining earnout provision. All future amounts that become payable are payable in euros and the operating results that form the basis of calculation are measured in euros. As a result, the dollar obligation, if any, will fluctuate with the euro.

Other Commitments

     Operating Leases

     The Company leases office space and equipment under non-cancelable operating leases. Minimum annual rentals under operating leases for fiscal years 2003 - 2007 and thereafter are as follows:

                                               AMOUNT
                                       ----------------------
                                          (In thousands)

         2003                               $      32,207
         2004                                      30,231
         2005                                      27,580
         2006                                      25,386
         2007                                      23,513
         Thereafter                                68,163
                                       ----------------------
         TOTAL MINIMUM PAYMENTS             $     207,080
                                       ======================

     Certain of the leases are subject to renewal options and annual escalation based on the Consumer Price Index or annual increases in operating expenses. The lease on the Company's U.K. headquarters in London expires in June 2003 and a decision has been made to relocate. In October 2002, an agreement was reached for Insignia Richard Ellis to take the assignment of a lease on Kingsley House, Wimpole Street that expires in May 2011. The lease assignment was formally completed in February 2003. The Kingsley House space comprises approximately 57,500 square feet with an annual rent of $4.2 million. The Company will take occupancy of the new office space in June 2003. The relocation will increase annual U.K. occupancy expense by over $1.0 million. Capital expenditures in connection with the relocation are estimated at approximately $6.0 million.

     In June 2002, the Company recorded a $1.0 million charge for the estimated costs of subleasing excess office space previously used by the Company's residential property management subsidiary, Insignia Residential Group. The lease charge was determined based on assumptions regarding the probable sublease of the excess space, including passage of an estimated 12 months prior to receiving rents from a subtenant. All office leases of Insignia Residential Group and Insignia Douglas Elliman were assumed by the buyer in connection with their purchase on March 14, 2003.

     Convertible Preferred Stock

     Insignia has 375,000 shares, or $37.5 million, of convertible preferred stock outstanding to investment funds affiliated with Blackacre. This convertible preferred stock includes 250,000 shares, or $25.0 million, of Series A, initially purchased in February 2000, and 125,000 shares, or $12.5 million, of Series B purchased in June 2002. The initial preferred stock originally carried a 4% annual dividend and was exchanged in June 2002 in conjunction with the $12.5 million issuance for Series A convertible preferred stock. The convertible preferred stock carries an 8.5% annual dividend, payable quarterly at Insignia's option in cash or in kind. The annual dividend commitment totals approximately $3.2 million. In 2002, the Company paid total cash dividends of approximately $1.8 million.

     The convertible preferred stock has a perpetual term, although Insignia may call the preferred stock, at stated value, after June 7, 2005. In connection with the proposed Merger, Blackacre has agreed to the conversion of the convertible preferred stock into a cash amount equal to the stated value of $100.00 per share (totaling $37.5 million (2002) and $25.0 million (2001)) plus accrued and unpaid dividends.

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

     Capital Expenditures

     Insignia's capital expenditures for 2002 totaled $10.4 million, approximately one-third below original projections for the year due to the elimination or deferral of many planned expenditures. Approximately $2.0 million of the 2002 expenditure total was required as a result of an unanticipated change in Microsoft's corporate licensing practices. The remainder of 2002 capital expenditures was attributed to the purchase of personal computers, other information technology infrastructure and leasehold improvements pertaining to limited office relocations and expansions, predominantly in the U.S. Insignia's projected capital requirement for 2003 totals approximately $18.0 million, of which 50% relates to the European group. The European expenditure requirement includes approximately $6.0 million for leaseholds in the relocation of the Company's UK headquarters in London and a further $2.0 million for the replacement of the UK finance and customer relationship management systems, projects originally planned for 2002 but deferred until 2003. Domestic capital expenditures for 2003 totaling approximately $9.0 million consist primarily of office costs for relocations in Dallas, Miami and Long Island, information technology costs, including a $1.0 million development of a website for Insignia Douglas Elliman, and computer replacements. The Company continues to monitor and control capital spending needs, limiting commitments to matters of priority and necessity. Insignia expects to fund future capital expenditures from cash on hand and cash provided by operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board (FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. A public enterprise with a variable interest in a variable interest entity created before February 1, 2003, shall apply this guidance (other than the required disclosures prior to the effective date) to that entity as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements.

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

     Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. In conjunction with the provision of management services, the Company customarily employs personnel (either directly or on behalf of the property owner) to provide services solely to the properties managed. In most instances, Insignia is reimbursed by the owners of managed properties for direct payroll related costs incurred in the employment of property personnel. The aggregate amount of payroll costs reimbursed has ranged from $50.0 million to $75.0 million annually. Such payroll reimbursements are generally characterized in the Company's consolidated statements of operations as a reduction of actual expenses incurred. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by the Company; (ii) Insignia is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to the Company is generally completed prior to or simultaneously with payment of payroll; and (iv) the Company generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred.

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

     In one instance, a partnership owning an apartment property located in Manhattan, New York, in which the Company owns a 1% general partner (with additional interests in profits depending on performance) is consolidated by virtue of control of the partnership. Since the cumulative losses of the partnership have exceeded the limited partners' original investment, the partnership is consolidated into Insignia's financial statements and no minority interest is reflected, even though Insignia holds a minority economic interest.

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

Valuation of Investments

     The Company reviews all real estate and other investments on a quarterly basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of such investments below carrying value and the related undiscounted cash flows are not sufficient to recover the investment carrying amount. Generally, Insignia relies upon the expertise of its own property professionals to assess real estate values. When such internal assessment is not deemed sufficiently reliable or Insignia considers its expertise limited with respect to a particular investment, third party valuations are generally obtained in instances where indicators of possible impairment exist. Property valuations and estimates of related future cash flows are by nature subjective and will vary from actual results.

Valuation of Intangibles

     The Company's intangible assets substantially consist of goodwill, property management contracts, favorable premises leases, and other intangibles including non-compete agreements, franchise agreements, customer backlog and trade names. Through December 31, 2001, the Company used an undiscounted cash flow methodology to determine whether underlying operating cash flows were sufficient to recover the carrying amount of intangible assets. As of January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized, but are evaluated annually for impairment. Goodwill is evaluated for impairment based on a reporting unit fair value approach as required by SFAS No. 142. In determining fair value of a reporting unit, the Company may rely on third-party appraisals as well as internal analyses based on the application of generally accepted valuation approaches. Such valuation approaches include a market approach, which includes both comparisons to other comparable publicly traded businesses and recent transactions involving similar businesses, and an income approach based on discounted cash flows. All such estimates are subjective and selected from a range of observed valuation methods.

Valuation of Deferred Taxes

     The Company records deferred income tax assets and liabilities to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. The Company periodically evaluates the realization of its deferred income tax assets by considering the existence of sufficient taxable income of the appropriate character and provides a reserve for any amounts that are unlikely to be realized. At December 31, 2002, the Company maintained a valuation allowance totaling approximately $5.6 million pertaining primarily to operating losses in certain foreign jurisdictions. Such losses are deductible only to the extent of future income in the applicable tax jurisdictions. The benefit of these amounts would only become realizable if and when sufficient taxable income is generated in the appropriate reporting jurisdiction. At December 31, 2002, the Company also had approximately $12.6 million and $41.1 million in net operating losses for federal and state and local income tax purposes that are available to be utilized in future periods to the extent of taxable income generated.

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

     The Black-Scholes option valuation model was developed for use in estimating the fair value of transferable options and warrants with no vesting restrictions. This method requires the input of subjective assumptions including the expected stock price volatility and weighted average expected life of the options. The Company's employee stock options have characteristics significantly different from those of transferable options and changes in the subjective input assumptions can materially affect the value estimate. The Black-Scholes model is not the only reliable measure that could be used to determine the fair value of employee stock options. The Company believes that any and all valuations of employee stock options will necessarily be estimates. The ultimate impact of the accounting change on the Company's future earnings will depend on the number of options issued in the future, as to which the Company has no specific plan, and the estimated value of each option. Insignia does not expense the value of outstanding options issued before January 1, 2002. The Company issued 290,000 employee options during 2002 with an estimated aggregate fair value of $842,000 under the Black-Scholes model. Stock compensation expense recognized in 2002 under SFAS No. 123 totaled approximately $154,000.

Bad Debts

     Insignia does not traditionally experience significant bad debts or encounter significant credit issues. This is in part because portions of commissions are generally paid at closing, which is also when revenue is recognized, unless significant contingencies exist with respect to contract fulfillment. Also, leasing commissions that are payable only upon the occurrence of certain events such as tenant occupancy or payment of rent are generally recognized as revenues simultaneous with the occurrence of those events. However, Insignia does carry receivables that it must monitor for collectibility. The Company monitors its receivables on a continual basis and maintains an allowance for bad debts typically estimated in a range of 2% to 4% of total receivables. Credit losses have historically been insignificant; however, estimating credit losses requires significant judgment, and conditions may change or new information may become known after any periodic evaluation. As a result, actual credit losses will differ from the Company's estimates. The Company's bad debt expense totaled approximately $5.0 million, $1.9 million and $4.1 million in 2002, 2001 and 2000, respectively.

Defined Benefit Plan

     The Company's U.K. business, Insignia Richard Ellis, maintains a defined benefit plan for certain of its employees. This plan is not open to new participants, as persons not already in this plan may only participate in the Company's defined contribution plans. The Company obtains annual independent actuarial valuations in measuring the funded status and net periodic pension cost of the plan in accordance with GAAP. A critical assumption in determining the projected benefit obligation and periodic pension expense of the plan is the expected return on plan assets. The expected return was projected at 6.5% as of December 31, 2002 and 2001 and 7% as of December 31, 2000. As a result of adverse financial market conditions over the past several years, the expected return on plan assets has materially exceeded the actual return in both 2002 and 2001. The actual return in 2002 was a negative $3.0 million and in 2001 was a negative $3.4 million. This trend resulted in the substantial deterioration of the plan's funded status. The 2002 shortfall increased the plans minimum pension liability from $1.6 million at December 31, 2001 to $14.6 million at December 31, 2002. In accordance with GAAP, such deterioration is not recognized currently in the Company's earnings for the periods, instead recognized in accumulated other comprehensive income (loss) in stockholders' equity in the Company's consolidated balance sheet. To the extent that actual returns over extended periods are less than the expected return, net pension costs in future periods would increase. As evidence, the plan's periodic pension expense increased from $168,000 in 2001 to approximately $1.2 million in 2002 and the actuarially projected pension expense for 2003 approximates $3.0 million.

IMPACT OF INFLATION AND CHANGING PRICES

     Insignia's businesses bear exposure to inflationary changes in operating expenditures and market risks from changing prices including fluctuations in property rental rates, market interest rates, real estate property values and foreign currency fluctuations affecting operating results in Europe, Asia and Latin America. In recent years, inflation has not had a significant impact on the Company's results of operations; however, in 2002 the Company began to experience increases in certain expenditures, including office occupancy costs, corporate insurance premiums and employee-related expenses. The uncontrollable increases in corporate insurance premiums and higher occupancy costs (caused by the office relocations and renewals) are expected to continue to adversely effect earnings in 2003.

     The Company's revenues from transactional services are impacted by fluctuations in interest rates, lease rates and property values. Commercial service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues from property management are highly dependent upon market rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management. Changes in market interest rates and real property values impact the revenues of the Company's New York-based co-op and condo brokerage and apartment leasing business. The Company's earnings from real estate financial services and asset dispositions are most affected by leasing rates and real estate property values. In 2002, the Company's real estate investment portfolio continued to suffer from deterioration of property values and rents due to high vacancy levels caused by the US economic slowdown. As a consequence, the Company recorded impairment write-downs of an aggregate $3.5 million on eight of its property investments in 2002.

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

     In 2002, Insignia's quarterly operating results were generally consistent with normal seasonal patterns, although overall performance continued to suffer from poor global economic conditions. In recent years, prior to 2002, the Company's operating results were particularly unpredictable and inconsistent with such historical quarter to quarter seasonal patterns. As evidence, in 2001 the Company realized its best ever first quarter, yet produced much lower second and third quarters than the preceding year due to the effects of the global economic slowdown and the tragic events of September 11. Insignia's quarterly earnings are also susceptible to the potential adverse effects of unforeseen market disruptions like that of the third quarter of 2001. Consequently, future revenue production and earnings may be difficult to predict and comparisons from period to period may be difficult to interpret.

     The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to control expenditures to compensate for any unexpected revenue shortfall. The Company's business and earnings could suffer as a consequence.

FORWARD LOOKING STATEMENTS

     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements that make reference to the expectations or beliefs of the Company or any of its management are such forward-looking statements. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding Insignia's future financial performance, cash flows, expansion plans, estimated capital expenditures and statements concerning the performance of the U.S. and international commercial and residential brokerage markets. Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate and financing risks, as well as those set forth under the caption "Risk Factors" in Item 1 of this Form 10-K.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

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

     Periods of economic slowdown or recession, rising interest rates, inflation or declining demand for real estate will adversely affect Insignia's business and may cause, among other things: (i) declines in leasing activity; (ii) declines in the availability of capital for investment in and mortgage financing for commercial real estate; (iii) declines in consumer demand for New York co-ops and condominiums; and (iv) declines in rental rates and property values, with a commensurate decline in real estate service revenues. In 2001 and 2002, the Company's commercial businesses suffered from a global economic slowdown which has caused a material decline in leasing activity in most U.S. and European markets from the robust levels experienced in 2000. Insignia's commercial services business will not fully recover in 2003 without a meaningful upturn in U.S. leasing activity, particularly in New York.

     Insignia is exposed to a variety of market risks, including foreign currency fluctuations and changes in interest rates. In addition to the United States, the Company conducts business in foreign jurisdictions throughout Europe, Asia and Latin America. However, currencies other than the British pound, euro and dollar have comprised less than 1% of annual revenues. The Company's European operations, which are conducted using the pound and euro currencies, generally have produced 15% to 25% of the Company's total service revenues. With the addition of Insignia Bourdais in France, revenue contributions in euros in 2002 increased significantly from prior periods. Revenues derived in euro's totaled $56.7 million in 2002, up from $10.5 million in 2001 and $9.5 million in 2000. Total services revenues conducted using the pound and euro totaled $178.5 million in 2002, or 25% of Insignia's consolidated service revenues for the year. For 2001 and 2000, Insignia's service revenues conducted in these currencies totaled $116.4 million, or 16%, and $141.8 million, or 18%, respectively.

     Because the pound and euro have declined over the last three years, the Company's reported revenues and earnings from its foreign operations have been adversely affected when translated to dollars. Beginning in mid-2002, these currencies experienced a substantial recovery, which had a favorable impact on the 2002 translated earnings from foreign operations. Changes in the value of such currencies against the US dollar will continually impact the Company's reported results. As evidence, a 10% change in the pound and euro could have an annual impact of approximately $17.0 million on revenues based on typical European operations.

     The Company's residential brokerage and leasing business may be affected by changes in the general level of market interest rates, consumer confidence, spending habits and overall levels of indebtedness, economic activity and the health of the New York-based financial services industry. Consumer purchases of co-op and condo properties in New York are influenced to some degree by mortgage interest rates, particularly at the lower end of the spectrum of sales prices. Changes in interest rates also affect the interest earned on the Company's cash and equivalents as well as interest paid on credit facility borrowings. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. A 100 basis point change in interest rates on the Company's LIBOR based senior credit facility borrowings, totaling $95 million at December 31, 2002, would affect interest expense by approximately $1 million on an annual basis. However, the Company's cash holdings bear interest at rates that generally fluctuate directly with LIBOR, thereby mitigating the impact of interest rate changes on credit facility borrowings.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in Item 15 (a) of this Report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On April 8, 2002, Ernst & Young LLP was dismissed as the Company's principal independent accountant and, effective April 11, 2002, KPMG LLP was retained as its principal independent accountant. The reports of Ernst & Young LLP on the Registrant's financial statements for the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was recommended by the Company's Audit Committee and approved by the Company's Board of Directors.

     During the years ended December 31, 2001 and December 31, 2000 and through April 8, 2002, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference thereto in its reports on the financial statements for such periods.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required in this item will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2003.

ITEM 11 - EXECUTIVE COMPENSATION

     The information required in this item will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2003.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required in this item will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2003.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required in this item will be included in an amendment to this Form 10-K to be filed with the Securities and Exchange Commission on or before April 30, 2003.

                                     PART IV


ITEM 14 - CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. A newly formed Disclosure Committee consisting of senior management of all major operations assisted the CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) and (2):      The response to this portion of Item 15 is submitted
                           as a separate section of this Report. See Page F-2.

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

               3.1(b) Certificate of Amendment to the Certificate of Incorporation of Insignia Financial Group, Inc., dated October 16, 1998, changing the name of the corporation from Insignia/ESG Holdings, Inc. to Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 3.1 of the Report on Form 10-Q of Insignia Financial Group, Inc. filed on November 16, 1998)

               3.1(c) Certificate of Designation of Insignia Financial Group, Inc. classifying 250,000 of the authorized shares of Preferred Stock of the Company as "Convertible Preferred Stock" (incorporated herein by reference to Exhibit 3.1(c) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29,
                           2000)

               3.1(d) Certificate of Designation of Insignia Financial Group, Inc. designating the rights and preferences of the Series A Preferred Stock, par value $0.01 per share (incorporated herein by reference to Exhibit
                           3.1 to the Report on Form 8-K of Insignia Financial Group, Inc. filed on June 27, 2002)

               3.1(e) Certificate of Designation of Insignia Financial Group, Inc. designating the rights and preferences of the Series B Preferred Stock, par value $0.01 per share (incorporated herein by reference to Exhibit
                           3.2 to the Report on Form 8-K of Insignia Financial Group, Inc. filed on June 27, 2002)

               3.2         By-laws of Insignia Financial Group, Inc.
                           (incorporated herein by reference to Exhibit 3.2 of the Form 10)

               4.1 Registration Rights Agreement, dated as of June 18, 2002, by and between Madeleine LLC and Insignia (incorporated herein by reference to Exhibit 4.2 to the Report on Form 8-K of Insignia Financial Group, Inc. filed on June 27, 2002)

               4.2 Exchange Agreement, dated as of June 18, 2002, by and between Madeleine LLC and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 4.3 to the Report on Form 8-K of Insignia Financial Group, Inc. filed on June 27, 2002)

               10.1(a) Asset and Stock Purchase Agreement, dated as of June 17, 1996, among the Company's former parent, Insignia Buyer Corporation, Edward S. Gordon Company Incorporated, Edward S. Gordon Company of New Jersey, Inc. and Edward S. Gordon (incorporated herein by reference to Exhibit 10.15 of the Report on Form 10-K of Former Parent filed on March 24, 1998)

               10.1(b) Stock Purchase Agreement, dated March 19, 1997, by and among Insignia Commercial Group, Inc., the Company's former parent, Kirkland B. Armour, Scott J. Brandwein, Harvey B. Camins, James L. Deiter, Lyan Homewood Fender, Ronald T. Frain, Jay Hinshaw, Thomas
                           E. Moxley, Robert B. Rosen, James H. Swartchild, Jr., David Tropp, Gregg F. Witt, Frain, Camins & Swartchild Incorporated, FC&S Management Company and Construction Interiors, Incorporated (incorporated herein by reference to Exhibit 10.22 to the Report on Form 10-K of the Company's former parent filed on March 24, 1998)

               10.1(c) Stock Purchase Agreement, dated as of September 18, 1997, by and among the Company's former parent, Insignia RO, Inc., Joseph T. Aveni, Vincent T. Aveni, James C. Miller, Richard A. Golbach, Joseph T. Aveni as Trustee of the Joseph T. Aveni Declaration of Trust dated April 25, 1988, as amended on August 10, 1995, Vincent T. Aveni as Trustee of the Vincent T. Aveni Declaration of Trust dated February 11, 1988, as restated on September 14, 1995, Joseph T. Aveni as Trustee of the Vincent T. Aveni Declaration Trust, dated July 13, 1994, and Vincent T. Aveni as Trustee of the Joseph T. Aveni Declaration Trust, dated July 13, 1994 (incorporated herein by reference to Exhibit
                           10.27 to Report on Form 10-K of former parent filed on March 24, 1998)

               10.1(d) Deed of Warranty & Indemnity, dated February 25, 1998, by and among the Company's former parent and each of the Shareholders of Richard Ellis Group Limited (incorporated herein by referenced to Exhibit
                           10.4 of the Form 10)

               10.1(e) Amended and Restated Indemnification Agreement, dated as of May 26, 1998, by and between Apartment Investment and Management Company and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 2.2 to the Form S-4)

               10.1(f) Deed of Assumption and Variation, dated September 30, 1998, by and among the Company's former parent, Certain Covenantors and Insignia/ESG, Inc. (incorporated herein by reference to Exhibit 10.1(f) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.1(g) Deed of Variation, dated as of March 5, 1999, between Insignia Financial Group, Inc. and Alan Charles Froggatt, as agent and attorney for the Covenantors (incorporated herein by reference to Exhibit 10.1(g) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 31, 1999)

               10.1(h) Agreement for the Sale and Purchase of Shares in the Capital of St. Quintin Holdings Limited, dated March 5, 1999, by and among the Vendors listed therein and Insignia Financial Group, Inc. (incorporated herein by reference to the Report on Form 8-K of Insignia Financial Group, Inc. filed on March 18, 1998)

               10.1(i) Purchase Agreement, dated May 27, 1999, among Douglas Elliman, Douglas Elliman, Inc. and Douglas Elliman Insurance Brokerage Corp. as seller and DE Acquisition, LLC as buyer (incorporated herein by reference to the Report on Form 8-K of Insignia Financial Group, Inc. filed on July 8, 1999)

               10.1(j) Share Purchase Agreement, dated as of December 16, 2001, between Jean Claude Bourdais and others listed therein as sellers, Insignia Financial Group, Inc. and Insignia France SARL as buyer (incorporated herein by reference to Exhibit 10.1 of the Report on Form 8-K of Insignia Financial Group, Inc. filed on December 28, 2001)

               10.1(k) Stock Purchase Agreement, dated as of December 31, 2001, by and among Insignia, Insignia ESG, Inc., Insignia RO, Inc. (as seller) and Real Living, Inc. (as buyer) (incorporated herein by reference to Exhibit 10.1 of the Report on Form 8-K of Insignia filed on February 20, 2002)

               10.1(l) First Amendment to Stock Purchase Agreement, made and entered into as of January 31, 2002, by and among Insignia, Insignia ESG, Inc., Insignia RO, Inc. (as seller) and Real Living, Inc. (as buyer) (incorporated herein by reference to Exhibit 10.2 of the Report on Form 8-K of Insignia filed on February 20, 2002)

               10.1(m) Agreement and Plan of Merger, dated February 17, 2003, by and among Insignia Financial Group, Inc., CBRE Holding, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp. (as buyer) (incorporated herein by reference to Exhibit 10.1 of the Report on Form 8-K of Insignia filed on February 20, 2003)

               10.1(n) Purchase and Sale Agreement, dated as of March 14, 2003, by and among Insignia, Insignia/ESG, Inc., Insignia Residential Group, Inc., Insignia IP, Inc. (as seller) and Montauk Battery Realty, LLC (as buyer)

               10.2(a) Employment Agreement, entered into on May 18, 2000, effective as of January 1, 2000, by and between Insignia and Andrew Lawrence Farkas, including, as Exhibit A thereto, resolutions of the Compensation Committee empowering Andrew L. Farkas, as Chief Executive Officer of the Company, to direct and participate in the grants of equity interests in certain subsidiaries of the Company (incorporated herein by reference to Exhibit 10.2(a) to the Report on Form 8-K of Insignia filed on May 25, 2000)

               10.2(b) Amendment to Employment Agreement, made as of December 20, 2002, by and between Insignia and Andrew Lawrence Farkas

               10.2(c) Second Amended and Restated Employment Agreement, dated as of July 31, 1998, by and between Insignia, Insignia/ESG, Inc. and Stephen B. Siegel (incorporated herein by reference to Exhibit 10.6 of the Form 10)

               10.2(d) Amendment to Second Amended and Restated Employment Agreement, effective as of June 21, 2001, by and among Insignia and Stephen B. Siegel (incorporated herein by reference to Exhibit 10.2(b) of the Report on Form 10-Q of Insignia filed on August 14, 2001)

               10.2(e) Second Amendment to the Second Amended and Restated Employment Agreement, dated as of October 7, 2002, by and among Insignia and Stephen B. Siegel

               10.2(f) Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and Ronald Uretta (incorporated herein by reference to Exhibit
                           10.7 of the Form 10)

               10.2(g) Amendment to Employment Agreement, effective as of August 3, 2001, by and among Insignia and Ronald Uretta (incorporated herein by reference to Exhibit 10.2(a) of the Report on Form 10-Q of Insignia filed on November 14, 2001)

               10.2(h) Second Amendment to Employment Agreement, made as of February 27, 2003, between Insignia and Ronald Uretta

               10.2(i) Employment Agreement, dated as of August 3, 1998, by and between Insignia Financial Group, Inc. and James
                           A. Aston (incorporated herein by reference to Exhibit
                           10.13 of the Form 10)

               10.2(j) Amendment to Employment Agreement, effective as of August 3, 2001, by and among Insignia and James A. Aston (incorporated herein by reference to Exhibit 10.2(a) of the Report on Form 10-Q of Insignia filed on August 14, 2001)

               10.2(k) Second Amendment to Employment Agreement, made as of February 27, 2003, between Insignia and James A. Aston

               10.2(l) Amended and Restated Employment Agreement, dated as of May 19, 2000, by and between Insignia and Adam B. Gilbert (incorporated herein by reference to Exhibit 10.2(b) to the Report on Form 8-K of Insignia Financial Group, Inc. filed on May 25, 2000)

               10.2(m) First Amendment to Amended and Restated Employment Agreement, made as of November 15, 2002, between Insignia and Adam B. Gilbert

               10.2(n) Employment Agreement, dated as of August 1, 2000, by and between Insignia and Frank M. Garrison (incorporated herein by reference to Exhibit 10.2 of the Report on Form 10-Q of Insignia filed on August 14, 2000)

               10.2(o) Amendment to Employment Agreement, effective as of March 14, 2002, by and between Insignia and Frank M. Garrison (incorporated herein by reference to Exhibit 10.2(c) of the Report on Form 10-Q of Insignia filed on August 14, 2002)

               10.2(p) Amended and Restated Employment Agreement, dated as of May 12, 2000, by and between Insignia and Jeffrey
                           P. Cohen (incorporated herein by reference to Exhibit 10.2(c) to the Report on Form 8-K of Insignia filed on May 25, 2000)

               10.2(q) First Amendment to Amended and Restated Employment Agreement, made as of November 15, 2002, between Insignia and Jeffrey P. Cohen

               10.2(r) Employment Agreement, dated as of July 24, 2002, by and between Insignia Douglas Elliman and Geoffrey P. Wharton (incorporated herein by reference to Exhibit 10.2(a) of the Report on Form 10-Q of Insignia filed on November 13, 2002)

               10.2(s) Stock Option Agreement, dated as of July 24, 2002, by and between Insignia and Geoffrey P. Wharton (incorporated herein by reference to Exhibit 10.2(b) of the Report on Form 10-Q of Insignia filed on November 13, 2002)

               10.2(t) Executive Service Agreement, dated as of January 31, 2001, between Insignia Richard Ellis Limited and Alan Charles Froggatt (incorporated herein by reference to
                           Exhibit 10.2(n) of the Report on Form 10-K of Insignia Financial Group, Inc. filed on March 28,
                           2001)

               10.2(u) Promissory Note, effective as of June 21, 2001, by and among Insignia and Stephen B. Siegel (incorporated herein by reference to Exhibit 10.2(c) of the Report on Form 10-Q of Insignia filed on August 14, 2001)

               10.2(v) Promissory Note, dated as of March 2, 2002, between Insignia and Andrew Lawrence Farkas (incorporated herein by reference to Exhibit 10.2(b) of the Report on Form 10-Q of Insignia filed on August 14, 2002)

               10.2(w) Promissory Note, dated as of May 6, 2002, between Insignia and Jeffrey P. Cohen (incorporated herein by reference to Exhibit 10.2(a) of the Report on Form 10-Q of Insignia filed on August 14, 2002)

               10.2(x) Form of Transferee Agreement, dated as of September 24, 1999, by and between Insignia Financial Services, Inc., as a Member of Insignia Opportunity Directives, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2(n) to Report on Form 10-K of Insignia filed on March 29, 2000)

               10.2(y) Form of Transferee Agreement, dated as of March 4, 2002, by and between Insignia Financial Services, Inc., as a member of Insignia Opportunity Directives II, LLC, and certain individuals (see attached schedule thereto) (incorporated herein by reference to Exhibit 10.2(af) to Report on Form 10-K of Insignia filed on March 21, 2002)

               10.2(z) Form of Warrant Agreement, dated as of January 14, 2000, between Insignia Financial Group, Inc. and each of the executive officers listed on the schedule annexed thereto (incorporated herein by reference to Exhibit 10.2(v) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(aa) Form of Warrant Agreement, dated as of January 14, 2000, between Insignia Financial Group, Inc. and each of the non-employee directors listed on the schedule annexed thereto (incorporated herein by reference to Exhibit 10.2(w) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(ab) Form of Assignment of Limited Liability Company Interest, dated as of January 12, 2000, by and between ("Assignor") and certain individuals (see attached exhibit thereto) (Assignees") (incorporated herein by reference to Exhibit 10.2(x) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(ac) Form of Assignment of Member or Limited Partner Interests by and among Insignia Financial Group, Inc., Insignia/ESG, Inc. ("Assignors") and certain individuals (see attached schedule thereto) (Assignees") (incorporated herein by reference to Exhibit 10.2(y) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(ad) Form of Assignment of Member or Limited Partner Interests by and among Insignia Financial Group, Inc., Insignia/ESG, Inc. ("Assignors") and the individual identified therein (Assignee") (incorporated herein by reference to Exhibit 10.2(z) to Report on Form 10-K of Insignia Financial Group, Inc. filed on March 29, 2000)

               10.2(ae) Form of Agreement for potential incentive compensation in connection with development activities, by and between Insignia/ESG, Inc. ("Assignor") and certain individuals (see attached schedule thereto) (Assignees") (incorporated herein by reference to Exhibit 10.2(aa) to the Report on Form 10-K of Insignia filed on March 29, 2000)

               10.2(af) Form of Transferee Agreement, dated as of December 3, 2001, by and between Insignia Capital Investments, Inc., as a member of ICII-WV Holdings, LLC, and certain individuals (incorporated herein by reference to Exhibit 10.2(ag) to Report on Form 10-K of Insignia filed on March 21, 2002)

               10.3(a) Insignia Financial Group, Inc. 1998 Stock Incentive Plan (incorporated herein by referenced to Exhibit
                           10.14 of the Form 10)

               10.3(b) Insignia Financial Group, Inc. Amended and Restated (as of April 8, 2002) 1998 Stock Incentive Plan (incorporated herein by referenced to Exhibit 10.3 of the Form 10-Q of Insignia filed on August 14, 2002)

               10.3(c) Insignia Financial Group, Inc. 1998 Supplemental Stock Purchase and Loan Program Under the Insignia Financial Group, Inc. 1998 Stock Incentive Plan (incorporated herein by referenced to Exhibit 10.15 of the Form 10)

               10.3(d) Insignia Financial Group, Inc. Executive Performance Incentive Plan (incorporated herein by referenced to Exhibit 10.16 of the Form 10)

               10.3(e) Insignia Financial Group, Inc. 1998 Employee Stock Purchase Plan (incorporated herein by referenced to Exhibit 10.17 of the Form 10)

               10.3(f) Form of Indemnification Agreement to be entered into separately by and between Insignia Financial Group, Inc. and each of the directors and executive officers listed on the schedule annexed thereto (incorporated herein by referenced to Exhibit 10.18 of the Form 10)

               10.3(g) Insignia Financial Group, Inc. 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia on September 2, 1998)

               10.3(h) Amendment No. 1 to Insignia Financial Group, Inc. 401(k) Retirement Savings Plan, effective January 1, 2000 (incorporated herein by reference to Exhibit 10.3(g) to the Report on Form 10-K of Insignia filed on March 21, 2002)

               10.3(i) Amendment No. 2 to Insignia Financial Group, Inc. 401(k) Retirement Savings Plan, effective January 1, 2002 (incorporated herein by reference to Exhibit 10.3(h) to the Report on Form 10-K of Insignia filed on March 21, 2002)

               10.3(j) Richard Ellis Group Limited 1997 Unapproved Share Option Scheme (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia on November 18, 1998)

               10.3(k) Insignia Financial Group, Inc. 401(k) Restoration Plan (incorporated herein by reference to Exhibit 10.3(h) to the Report on Form 10-K of Insignia filed on March 31, 1999)

               10.3(l) Amendment No. 1 to Insignia Financial Group, Inc. 401(k) Restoration Plan, effective June 1, 2000 (incorporated herein by reference to Exhibit 10.3(k) to the Report on Form 10-K of Insignia filed on March 21, 2002)

               10.3(m) Amendment No. 2 to Insignia Financial Group, Inc. 401(k) Restoration Plan, effective December 19, 2001 (incorporated herein by reference to Exhibit 10.3(1) to Report on Form 10-K of Insignia filed on March 21,
                           2002)

               10.3(n) St. Quintin Holdings Limited 1999 Unapproved Share Option Scheme, as amended (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed by Insignia on April 29,
                           1999)

               10.3(o) Form of Non-Qualified Stock Option Agreement and form of amendment thereto (incorporated herein by reference to Exhibit 4 to the Registration Statement on Form S-8 filed by Insignia on October 4, 1999)

               10.3(p) Brooke International (China) Limited Share Option Scheme (incorporated herein by reference to Exhibit
                           4.1 to the Registration Statement on Form S-8 filed by Insignia on February 16, 2001)

               10.4(a) Credit Agreement, dated as of May 4, 2001, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, and Lehman Commercial Paper, Inc., as Syndication Agent and Bank of America, N. A., as Documentation Agent (incorporated herein by reference to Exhibit 10.1 to the Report on Form 8-K of Insignia filed on May 29, 2001)

               10.4(b) First Amendment to Credit Agreement, dated as of November 26, 2001, by and among Insignia Financial Group, Inc., as Borrower, the Lenders referred to therein, First Union National Bank, as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent and Bank of America, N.A., as documentation agent (incorporated herein by reference to Exhibit 10.4(b) to the Report on Form 10-K of Insignia filed on March 21, 2002)

               10.4(c) Second Amendment to Credit Agreement, dated as of June 7, 2002, by and among Insignia., as Borrower, the Lenders referred to therein, Wachovia Bank, National Association (f/k/a First Union National
                           Bank), as Administrative Agent, Lehman Commercial Paper, Inc., as Syndication Agent and Bank of America, N.A., as documentation agent (incorporated herein by reference to Exhibit 10.4 to the Report on Form 10-Q of Insignia filed on August 14, 2002)

               10.4(d) Senior Subordinated Credit Agreement, dated as of June 7, 2002, by and among Insignia Financial Group, Inc., as Borrower, Madeleine LLC, as Administrative Agent, and certain other financial institutions from time to time party thereto (incorporated herein by reference to Exhibit 4.1 to the Report on Form 8-K of Insignia filed on June 27, 2002)

               10.5 Stock Subscription and Exchange Agreement, dated as of June 7, 2002, by and between Madeleine LLC and Insignia Financial Group, Inc. (incorporated herein by reference to Exhibit 99.1 to the Report on Form 8-K of Insignia filed on June 27, 2002)

               10.6 (a) Contribution Agreement, dated as of July 9, 2002 (incorporated herein by reference to Exhibit 10.6(a) to the Report on Form 10-Q of Insignia filed on August 14, 2002)

               10.6(b) Loan Agreement, dated as of July 10, 2002 (incorporated herein by reference to Exhibit 10.6(b) to the Report on Form 10-Q of Insignia filed on August 14, 2002)

               21.1        Subsidiaries of Insignia

               23.1        Consent of KPMG LLP

               23.2        Consent of Ernst & Young LLP

               99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

     (b) Reports on Form 8-K filed in the fourth quarter of 2002:

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INSIGNIA FINANCIAL GROUP, INC.

                                          By: /s/ Andrew L. Farkas
                                              ---------------------------------
                                              Andrew L. Farkas
                                              Chairman of the Board and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.


By: /s/ Andrew L. Farkas                   By: /s/ Robin L. Farkas
    ---------------------------------          ---------------------------------
        Andrew L. Farkas                           Robin L. Farkas
        Chairman of the Board and                  Director
        Chief Executive Officer

By: /s/ Stephen B. Siegel                  By: /s/ Robert G. Koen
    ---------------------------------          ---------------------------------
        Stephen B. Siegel                          Robert G. Koen
        Director and President                     Director


By: /s/ James A. Aston                     By: /s/ H. Strauss Zelnick
    ---------------------------------          ---------------------------------
        James A. Aston                             H. Strauss Zelnick
        Chief Financial Officer                    Director
       (Principal Accounting Officer)


By: /s/ Alan C. Froggatt                   By: /s/ Robert J. Denison
    ---------------------------------
        Alan C. Froggatt                           Robert J. Denison
        Director and Chief Executive               Director
        Officer of Insignia Richard Ellis


                                           By: /s/ Stephen M. Ross
                                               ---------------------------------
                                               Stephen M. Ross
                                               Director

                                  CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          AND EXCHANGE ACT RULE 13a-14.



I, Andrew L. Farkas, certify that:

     1. I have reviewed this annual report on Form 10-K of Insignia Financial Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 19, 2003
                                                /s/ Andrew L. Farkas
                                                --------------------------------
                                                Andrew L. Farkas
                                                Chief Executive Officer

                                  CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          AND EXCHANGE ACT RULE 13a-14.



I, James A. Aston, certify that:

     1. I have reviewed this annual report on Form 10-K of Insignia Financial Group, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 19, 2003

                                                /s/ James A. Aston
                                                --------------------------------
                                                James A. Aston
                                                Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                            ITEMS 8, 15(a)(1) AND (2)

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 2002

                         INSIGNIA FINANCIAL GROUP, INC.

                               NEW YORK, NEW YORK

The following consolidated financial statements of Insignia Financial Group, Inc. are included in Item 15:

     INSIGNIA FINANCIAL GROUP, INC.

          Independent Auditors' Reports

          Consolidated  balance  sheets - December  31, 2002 and 2001

          Consolidated statements of operations - Years ended December 31, 2002, 2001 and 2000

          Consolidated statements of stockholders' equity - Years ended December 31, 2002, 2001 and 2000

          Consolidated statements of cash flows - Years ended December 31, 2002, 2001 and 2000

          Notes to consolidated financial statements


ALL OTHER FINANCIAL STATEMENTS AND SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND THEREFORE HAVE BEEN OMITTED.

                          Independent Auditors' Report



Board of Directors
Insignia Financial Group:


We have audited the accompanying consolidated balance sheet of Insignia Financial Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insignia Financial Group, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board Statement No.123, Accounting for Stock-Based Compensation, and the provisions of Statement No.141, Business Combinations, and Statement No.142, Goodwill and Other Intangible Assets effective January 1, 2002.


                                             /S/ KPMG LLP


New York, New York
February 17, 2003, except for the last paragraph of Note 22, which is as of March 14, 2003

                         Report of Independent Auditors


Board of Directors
Insignia Financial Group, Inc.

We have audited the accompanying consolidated balance sheet of Insignia Financial Group, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insignia Financial Group, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 4 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition for leasing commissions.




                                             /S/ ERNST & YOUNG LLP

New York, New York
February 8, 2002

                         Insignia Financial Group, Inc.
                           Consolidated Balance Sheets

                                                                                        DECEMBER 31
                                                                                    2002         2001
                                                                                 ----------------------
                                                                                     (In thousands)
ASSETS
   Cash and cash equivalents                                                     $ 111,513    $ 131,860
   Receivables, net of allowance of $6,684 (2002) and $5,972 (2001)                155,321      176,120
   Restricted cash                                                                  21,518       21,617
   Property and equipment, net                                                      55,614       62,198
   Real estate investments, net                                                    134,135       95,710
   Goodwill, less accumulated amortization of $57,992 (2001)                       289,561      288,353
   Acquired intangible assets, less accumulated amortization of $65,276 (2002)
     and $57,145 (2001)                                                             17,611       21,462
   Deferred taxes                                                                   47,609       43,171
   Other assets, net                                                                39,957       20,069
   Assets of discontinued operation                                                   --         57,822
                                                                                 ----------------------
Total assets                                                                     $ 872,839    $ 918,382
                                                                                 ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Accounts payable                                                              $  13,743    $  12,876
   Commissions payable                                                              63,974       86,387
   Accrued incentives                                                               52,324       63,911
   Accrued and sundry                                                              117,990      100,863
   Deferred taxes                                                                   15,795       12,675
   Notes payable                                                                   126,889      169,972
   Real estate mortgage notes                                                       66,795       37,269
   Liabilities of discontinued operation                                              --         34,572
                                                                                 ----------------------
 Total liabilities                                                                 457,510      518,525

Stockholders' Equity:
  Preferred stock, par value $.01 per share - authorized 20,000,000 shares,
    Series A, 250,000 (2002), Series B, 125,000 (2002) and 250,000 (2001)
       issued and outstanding shares                                                     4            3
  Common Stock, par value $.01 per share - authorized 80,000,000 shares
    23,248,242 (2002) and 22,852,034 (2001) issued and outstanding shares,
    net of 1,502,600 (2002 and 2001) shares held in treasury                           232          229
  Additional paid-in capital                                                       437,622      422,309
  Notes receivable for common stock                                                 (1,193)      (1,882)
  Accumulated deficit                                                              (16,241)     (11,912)
  Accumulated other comprehensive loss                                              (5,095)      (8,890)
                                                                                 ----------------------
Total stockholders' equity                                                         415,329      399,857
                                                                                 ----------------------
Total liabilities and stockholders' equity                                       $ 872,839    $ 918,382
                                                                                 ======================

See accompanying notes to the consolidated financial statements.

                         Insignia Financial Group, Inc.
                      Consolidated Statements of Operations

                                                                         YEARS ENDED DECEMBER 31
                                                                     2002         2001         2000
                                                                   -----------------------------------
                                                                             (In thousands)
REVENUES
    Real estate services                                           $ 711,235    $ 732,485    $ 773,542
    Property operations                                                9,195        3,969        5,212
    Equity earnings in unconsolidated ventures                         3,482       13,911        3,912
    Other income, net                                                    793        2,096        1,365
                                                                   -----------------------------------
                                                                     724,705      752,461      784,031
                                                                   -----------------------------------

COSTS AND EXPENSES
    Real estate services                                             647,459      668,079      681,867
    Property operations                                                7,264        1,145        1,346
    Internet-based businesses                                           --           --         17,168
    Administrative                                                    14,344       13,439       16,355
    Depreciation                                                      17,588       15,392       11,638
    Property depreciation                                              1,920          990        1,623
    Amortization of intangibles                                        5,153       24,408       23,825
                                                                   -----------------------------------
                                                                     693,728      723,453      753,822
                                                                   -----------------------------------

    Operating income                                                  30,977       29,008       30,209

OTHER INCOME AND EXPENSES:
    Interest income                                                    3,951        4,869        7,236
    Interest expense                                                  (8,870)     (12,407)     (11,745)
    Property interest expense                                         (2,122)      (1,744)      (2,868)
    Losses from internet investments, net                               --        (10,263)     (18,435)
    Other expense                                                       --           (661)        --
    Life insurance proceeds, net                                        --           --         19,100
    Minority interests                                                  --           --            900
                                                                   -----------------------------------

Income from continuing operations before income taxes                 23,936        8,802       24,397

    Income tax expense                                               (10,719)      (3,081)      (3,168)
                                                                   -----------------------------------

Income from continuing operations                                     13,217        5,721       21,229

Discontinued operations, net of applicable tax
    (Loss) income from operations                                       --         (1,600)         558
    Income (loss) on disposal                                          4,918      (17,629)        --
                                                                   -----------------------------------
                                                                       4,918      (19,229)         558
                                                                   -----------------------------------
Income (loss) before cumulative effect of a change in accounting
    principle                                                         18,135      (13,508)      21,787

Cumulative effect of a change in accounting principle, net of
    applicable taxes                                                 (20,635)        --        (30,420)
                                                                   -----------------------------------

Net loss                                                              (2,500)     (13,508)      (8,633)

Preferred stock dividends                                             (2,173)      (1,000)        (890)
                                                                   -----------------------------------

Net loss available to common shareholders                          $  (4,673)   $ (14,508)   $  (9,523)
                                                                   ===================================

                         Insignia Financial Group, Inc.
                Consolidated Statements of Operations (continued)

                                                                                       YEARS ENDED DECEMBER 31
                                                                                  2002            2001           2000
                                                                            -----------------------------------------------
                                                                                  (In thousands, except per share data)
PER SHARE AMOUNTS:
   Earnings per common share - basic
     Income from continuing operations                                               $0.48           $0.21         $0.96
     Income (loss) from discontinued operations                                       0.21           (0.87)         0.03
                                                                            -----------------------------------------------
     Income (loss) before cumulative effect of a change in
           Accounting principle                                                       0.69           (0.66)         0.99
     Cumulative effect of a change in accounting principle                           (0.89)               -        (1.44)
                                                                            -----------------------------------------------
     Net loss                                                                       $(0.20)         $(0.66)       $(0.45)
                                                                            ===============================================

   Earnings per common share - assuming dilution:
     Income from continuing operations                                               $0.47           $0.20         $0.87
     Income (loss) from discontinued operations                                       0.21           (0.82)         0.02
                                                                            -----------------------------------------------
     Income (loss) before cumulative effect of a change in
           accounting principle                                                       0.67           (0.62)         0.89
     Cumulative effect of a change in accounting principle                           (0.87)              -         (1.24)
                                                                            -----------------------------------------------
     Net loss                                                                       $(0.20)         $(0.62)        (0.35)
                                                                            ===============================================

   Weighted average common shares and assumed conversions:
       - Basic                                                                      23,122          22,056        21,200
                                                                            ===============================================
       - Assuming dilution                                                          23,691          23,398        24,428
                                                                            ===============================================

See accompanying notes to the consolidated financial statements.

                         Insignia Financial Group, Inc.
                 Consolidated Statements of Stockholders' Equity

                                                                        NOTES                   ACCUMULATED
                                                         ADDITIONAL   RECEIVABLE                   OTHER
                                      COMMON  PREFERRED   PAID-IN    FOR COMMON   ACCUMULATED  COMPREHENSIVE  COMPREHENSIVE
(In thousands, except share data)      STOCK    STOCK     CAPITAL       STOCK       DEFICIT         LOSS          LOSS        TOTAL
                                     -----------------------------------------------------------------------------------------------
Balances at December 31, 1999         $ 207   $    -     $ 382,784    $ (1,758)   $  11,954     $   (118)                 $ 393,069
  Net loss                                -        -             -           -       (8,633)        --       $  (8,633)      (8,633)
  Other comprehensive loss:
    Foreign currency
      translation, net of tax
      benefit of $4,518                   -        -             -           -         --         (4,674)       (4,674)      (4,674)
    Unrealized loss on
      securities, net of tax
      benefit of $456                     -        -             -           -         --           (685)         (685)        (685)
    Reclassification adjustment
      for realized gains, net
      of tax of $324                      -        -             -           -         --           (487)         (487)        (487)
                                                                                                             ---------
  Total comprehensive loss                                                                                   $ (14,479)
                                                                                                             =========
  Exercise of stock options
    and warrants - 446,541 shares
    of Common Stock issued                5        -         3,779           -         --           --                        3,784
  Issuance of 307,413 shares of
    Common Stock under Employee
    Stock Purchase Program                3        -         2,380           -         --           --                        2,383
  Issuance of 250,000 shares
    of Preferred Stock                    -        3        24,946           -         --           --                       24,949
  Restricted stock awards -
    62,135 shares of Common
    Stock issued                          1        -           708           -         --           --                          709
  Assumption of options pursuant
    to Brooke acquisition                 -        -           479           -         --           --                          479
  Preferred stock dividend                -        -           475           -         (475)        --                         --
  Notes receivable from employees
    for shares of Common Stock            -        -           405        (405)        --           --                         --
  Payments on notes receivable
    for shares of Common Stock            -        -             -         112         --           --                          112
  Adjustment for certain amounts
    estimated at Spin-Off                 -        -        (2,125)          -         --           --                       (2,125)
                                    -----------------------------------------------------------------------              -----------
Balances at December 31, 2000           216        3       413,831      (2,051)       2,846       (5,964)                   408,881
  Net loss                                -        -             -           -      (13,508)        --       $ (13,508)     (13,508)
  Other comprehensive income (loss):
    Foreign currency translation,
      net of tax benefit of $1,769        -        -             -           -         --         (2,033)       (2,033)      (2,033)
    Unrealized gain on securities,
      net of tax of $7                    -        -             -           -         --              7             7            7
    Minimum pension liability,
      net of tax benefit of $696          -        -             -           -         --           (900)         (900)        (900)
                                                                                                             ---------
  Total comprehensive loss                -        -             -           -         --           --       $ (16,434)        --
                                                                                                             =========
  Exercise of stock options
    and warrants-381,241 shares
    of Common Stock issued                4        -         2,139           -         --           --                        2,143
  Issuance of 159,520 shares of
    Common Stock under Employee
    Stock Purchase Program                2        -         1,470           -         --           --                        1,472
  Issuance of 402,645 shares of
    Common Stock in connection with
    Insignia Bourdais acquisition         4        -         3,995           -         --           --                        3,999
  Restricted stock awards-30,330
    shares of Common Stock issued         -        -           627           -         --           --                          627
  Restricted stock-279,370
    shares issued                         3        -            (3)          -         --           --                         --
  Preferred stock dividend-
    25,000 shares of Common
    Stock issued                          -        -           250           -       (1,250)        --                       (1,000)
  Payments on notes receivable
    for shares of Common Stock            -        -             -         169         --           --                          169
                                    -----------------------------------------------------------------------              -----------
Balances at December 31, 2001         $ 229   $    3     $ 422,309    $ (1,882)   $ (11,912)    $ (8,890)                 $ 399,857
                                    -----------------------------------------------------------------------              -----------

                         Insignia Financial Group, Inc.
           Consolidated Statements of Stockholders' Equity (continued)

                                                                       NOTES                   ACCUMULATED
                                                         ADDITIONAL  RECEIVABLE                   OTHER
                                      COMMON  PREFERRED    PAID-IN   FOR COMMON  ACCUMULATED  COMPREHENSIVE  COMPREHENSIVE
(In thousands, except share data)      STOCK    STOCK      CAPITAL     STOCK       DEFICIT         LOSS      (LOSS) INCOME   TOTAL
                                      ----------------------------------------------------------------------------------------------
Balance at December 31, 2001
  (from previous page)                $ 229     $  3      $ 422,309  $ (1,882)   $ (11,912)      $ (8,890)                 $399,857
  Net loss                                -        -              -         -       (2,500)             -        $ (2,500)   (2,500)
  Other comprehensive income (loss):      -        -              -         -            -              -               -         -
    Foreign currency
      translation, net of tax
      of $6,215                           -        -              -         -            -         12,383          12,383    12,383
    Reclassification adjustment for
      realized gain, net of tax
      of $39                              -        -              -         -            -            (50)            (50)      (50)
    Unrealized gain on securities,
      net of tax of $752                  -        -              -         -            -          1,128           1,128     1,128
    Minimum pension liability,
      net of tax benefit of $3,832        -        -              -         -            -         (9,666)         (9,666)   (9,666)
                                                                                                                 --------
  Total comprehensive income                                                                                      $ 1,295
                                                                                                                 ========
  Exercise of stock options and
    warrants - 113,519 shares
    of Common Stock issued                1        -            673         -            -              -                       674
  Issuance of 111,840 shares
    of Common Stock under Employee
    Stock Purchase Program                1        -            902         -            -              -                       903
  Issuance of 131,480 shares
    of Common Stock in
    connection with Insignia
    Bourdais acquisition                  1        -          1,305         -            -              -                     1,306
  Restricted stock awards -
    87,155 shares of Common
    Stock issued                          1        -            706         -            -              -                       707
  Preferred stock issuance -
    125,000 shares                        -        1         12,269         -            -              -                    12,270
  Preferred stock dividend                -        -                                (1,829)             -                    (1,829)
  Cancellation of notes receivable
    for 47,786 shares of Common Stock    (1)       -           (542)      543            -              -                         -
  Payments on notes receivable
    for shares of Common Stock            -        -              -       146            -              -                       146
                                      ---------------------------------------------------------------------                 --------
Balance at December 31, 2002          $ 232     $  4      $ 437,622  $ (1,193)   $ (16,241)      $ (5,095)                 $415,329
                                      =====================================================================                 ========


See accompanying notes to consolidated financial statements.

                         Insignia Financial Group, Inc.
                      Consolidated Statements of Cash Flows

                                                                               YEARS ENDED DECEMBER 31
                                                                           2002        2001        2000
                                                                         --------------------------------
                                                                                  (In thousands)
OPERATING ACTIVITIES
Income from continuing operations                                        $ 13,217    $  5,721    $ 21,229

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                         24,661      40,790      37,086
     Other expenses                                                          --           661        --
     Equity earnings in real estate ventures                               (3,482)    (10,381)     (1,455)
     Gain on sale of consolidated real estate property                     (1,306)       --          --
     Minority interests                                                      --          --          (900)
     Foreign currency transaction gains                                      --          (331)     (1,365)
     Losses from internet investments                                        --        10,263      18,435
     Deferred income taxes                                                    976      (5,493)     (3,465)
     Changes in operating assets and liabilities, net of effects of acquired businesses:
       Receivables                                                         24,728      22,500     (79,781)
       Other assets                                                       (10,762)      1,218      (3,262)
       Accrued incentives                                                 (13,619)    (22,194)     46,307
       Accounts payable and accrued expenses                                  982     (34,834)     16,953
       Commissions payable                                                (22,560)     18,785      30,588
                                                                         --------------------------------
Cash provided by operating activities                                      12,835      26,705      80,370

INVESTING ACTIVITIES
     Additions to property and equipment                                  (10,403)    (15,604)    (25,807)
     Investment in internet-based businesses                                 --        (4,010)    (22,502)
     Distribution proceeds from real estate investments                    44,648      63,787      18,215
     Proceeds from sale of discontinued operations                         23,250        --          --
     Payments made for acquisition of businesses, net of
        acquired cash                                                     (10,918)    (21,198)    (13,981)
     Investments in real estate                                           (46,684)    (33,905)    (37,099)
     Decrease (increase) in restricted cash                                 3,964     (14,879)      7,130
                                                                         --------------------------------
Cash provided by (used in) investing activities                          $  3,857    $(25,809)   $(74,044)

                         Insignia Financial Group, Inc.
                Consolidated Statements of Cash Flows (continued)

                                                                                    YEARS ENDED DECEMBER 31
                                                                            2002              2001             2000
                                                                      ----------------------------------------------------
                                                                                        (In thousands)
FINANCING ACTIVITIES
     Proceeds from issuance of common stock                             $          903    $       1,472        $    2,383
     Proceeds from issuance of preferred stock                                  12,270                -            24,949
     Proceeds from exercise of stock options                                       674            2,143             3,782
     Preferred stock dividends                                                  (1,829)          (1,000)                -
     Payments on notes payable                                                 (59,785)        (138,400)           (7,659)
     Proceeds from notes payable                                                15,000          158,999            15,652
     Payments on real estate mortgage notes                                    (28,361)         (33,086)                -
     Proceeds from real estate mortgage notes                                   20,000           21,987            19,914
     Debt issuance costs                                                        (1,415)          (2,130)                -
                                                                      ----------------------------------------------------
Cash (used in) provided by financing activities                                (42,543)           9,985            59,021

 Net cash provided by (used in) discontinued operation                           1,715            3,846            (1,751)
 Effect of exchange rate changes in cash                                         3,789           (1,217)             (669)
                                                                      ----------------------------------------------------
 Net (decrease) increase in cash and cash equivalents                          (20,347)          13,510            62,927

Cash and cash equivalents at beginning of year                                 131,860          124,527            61,600
                                                                      ----------------------------------------------------
                                                                               111,513          138,037           124,527

    Less: Cash of discontinued operation                                             -           (6,177)           (2,331)

                                                                      ----------------------------------------------------
Cash and cash equivalents at end of year                                    $  111,513      $   131,860         $ 122,196
                                                                      ====================================================

Supplemental disclosure of cash flow information:
     Cash paid for interest                                               $      8,956   $       11,036       $     9,342
     Cash paid for income taxes                                                  9,527            7,714            11,779


See accompanying notes to consolidated financial statements.

                Insignia Financial Group, Inc.
    Notes to Consolidated Financial Statements (continued)
                       December 31, 2002


1. BUSINESS

Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is a leading provider of international real estate and real estate financial services, with operations in the United States, the United Kingdom, France, continental Europe, Asia and Latin America. Insignia's principal executive offices are located at 200 Park Avenue in New York.

Insignia's real estate service businesses specialize in commercial leasing, sales brokerage, corporate real estate consulting, property management, property development and re-development, apartment brokerage and leasing, condominium and cooperative apartment management, real estate-oriented financial services, equity co-investment and other services. In 2002, Insignia's primary real estate service businesses include the following: Insignia/ESG (U.S. commercial real estate services), Insignia Richard Ellis (U.K. commercial real estate services), Insignia Bourdais (French commercial real estate services; acquired in December
2001), Insignia Douglas Elliman (New York apartment brokerage and leasing) and Insignia Residential Group (New York condominium, cooperative and rental apartment management). Insignia's commercial real estate service operations in continental Europe, Asia and Latin America include the following locations:
Madrid and Barcelona, Spain; Frankfurt, Germany; Milan and Bologna, Italy; Brussels, Belgium; Amsterdam, The Netherlands; Tokyo, Japan; Hong Kong; Beijing and Shanghai, China; Bangkok, Thailand; Mumbai, Hyderabad, Bangalore, Chennai and Delhi, India; Manila, Philippines; and Mexico City, Mexico. The Company also owns 10% of an Irish commercial services company with offices in Dublin, the Republic of Ireland and Belfast, Northern Ireland.

In addition to traditional real estate services, Insignia has historically deployed its own capital, together with the capital of third party investors, in principal real estate investments, including co-investment in existing property assets, real estate development and managed private investment funds.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

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

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION (CONTINUED)

In one instance, a minority-owned partnership (with additional promotional interests in profits depending on performance) is consolidated by virtue of general partner control. Since the cumulative losses of the partnership have exceeded the limited partners' original investment, the partnership is consolidated into Insignia's financial statements and no minority interest is reflected, even though Insignia holds a minority economic interest.

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

RECLASSIFICATIONS

Certain amounts for 2001 and 2000 have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on the net losses or total stockholders' equity previously reported.

CASH AND CASH EQUIVALENTS

The amount of cash on deposit in federally insured institutions generally exceeds the limit on insured deposits. The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents.

RESTRICTED CASH

At December 31, 2002 restricted cash consisted of approximately $17.3 million in cash pledged to secure the bond guarantee of notes issued in connection with the Richard Ellis Group Limited ("REGL") and St. Quintin Holdings Limited ("St. Quintin") acquisitions and approximately $4.2 million related to accounts of the consolidated real estate entities. At December 31, 2001, restricted cash consisted of approximately $21.2 million in cash pledged to secure the bond guarantee of notes issued in connection with the REGL and St. Quintin acquisitions, and approximately $400,000 restricted for contingent payments related to other business acquisitions.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE INVESTMENTS

Insignia has invested in real estate assets and real estate related debt securities. Generally, the Company's investment strategy involves identifying investment opportunities and investing as a minority owner in entities formed to acquire such assets. The Company's minority-owned investments are generally accounted for under the equity method of accounting due to the Company's influence over the operational decisions made with respect to the real estate entities. The Company's portion of earnings in these real estate entities is reported in equity earnings in unconsolidated ventures in its consolidated statements of operations, including gains on sales of property and net of impairments. The Company's share of unrealized gains on marketable equity and debt securities available for sale is reported as a component of other comprehensive income (loss), net of tax. Income from dispositions of minority-owned development assets is reported in real estate services revenues in the Company's consolidated statements of operations. The Company's policy with respect to the timing of recognition of promoted profit participation interests in its real estate investments is to record such amounts upon collection.

Each entity in which the Company holds a real estate investment is a special purpose entity, the assets of which are subject to the obligations only of that entity. Each entity's debt, except for limited and specific guarantees and other commitments aggregating $14.0 million, is either (i) non-recourse except to the real estate assets of the subject entity (subject to limited exceptions standard in such non-recourse financing, including the misapplication of rents or environmental liabilities), or (ii) an obligation solely of such limited liability entity and thus having no recourse to other assets of the Company.

The Company provides real estate services to and receives real estate service fees from the entities comprising its principal investment activities. Such fees are generally derived from the following services: (i) property management, (ii) asset management, (iii) development management, (iv) investment management, (v) leasing, (vi) acquisition, (vii) sales and (viii) financings. With respect to fees that are currently recorded as expense by the entities, the Company includes the fees in current income, while its share as owner of such fee is reflected in the income or loss from the investment entity. If the fee is capitalized by the investment entity, the Company records as income only the portion of the fee attributable to third party ownership and defers the portion attributable to its ownership.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REAL ESTATE INVESTMENTS (CONTINUED)

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

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. Insignia early adopted SFAS No. 144 as of January 1, 2001. SFAS No. 144 requires, in most cases, that gains/losses from dispositions of investment properties and all earnings from such properties be reported as "discontinued operations." SFAS No. 144 is silent with respect to treatment of gains or losses from sales of investment property held in a joint venture. The Company has concluded that, as a matter of policy, all gains and losses realized from sales of minority owned property in its real estate co-investment program constitute earnings from a continuing line of business. Therefore, operating activity related to that investment program will continue to be included in income (loss) from continuing operations. However, SFAS No. 144 requires that gains or losses from sales of consolidated properties, if material, be reported as discontinued operations. As a result, the Company's earnings from dispositions of consolidated properties would be excluded from reported income from continuing operations and included in discontinued operations, if material.

CONSOLIDATED REAL ESTATE

At December 31, 2002, the Company consolidated three investment entities owning real estate property. These consolidated properties include a wholly owned retail property; a wholly owned marine development property and a minority owned residential property consolidated due to general partner control. Rental revenue attributable to the Company's consolidated property operations are recognized when earned. Real estate is stated at depreciated cost. The cost of buildings and improvements include the purchase price of property, legal fees and acquisitions costs. Costs directly related to the development property are capitalized. Capitalized development costs include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

The Company periodically reviews its properties to determine if its carrying amounts will be recovered from future operating cash flows. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements, which could differ materially from actual results in future periods.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEVELOPMENT ACTIVITIES

At December 31, 2002, the Company held minority investments in four office properties whose development the Company has directed. A variety of costs have been incurred in the development and leasing of these properties. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company's capitalization policy on its development properties is guided by SFAS No. 34, Capitalization of Interest Costs, and SFAS No. 67, Accounting for Costs and the Initial Rental Operations of Real Estate Properties. The Company ceases capitalization when a property is held available for occupancy upon substantial completion of tenant improvements.

REVENUE RECOGNITION

The Company's real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales. Leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company's control are recognized upon the occurrence of such events. As certain conditions to revenue recognition for leasing commissions are outside of the Company's control and are not clearly defined, judgment must be exercised in determining when such events have occurred. Revenues from tenant representation, agency leasing, investment sales and residential brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and changes in business and capital market conditions. As a consequence, the timing of transactions and resulting revenue recognition is difficult to predict.

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

Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. In conjunction with the provision of management services, the Company customarily employs personnel (either directly or on behalf of the property owner) to provide services solely to the properties managed. In most instances, Insignia is reimbursed by the owners of managed properties for direct payroll related costs incurred in the employment of property personnel. The aggregate amount of such payroll cost reimbursements has ranged from $50.0 million to $75.0 million annually. Such payroll reimbursements are generally characterized in the Company's consolidated statements of operations as a reduction of actual expenses incurred. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by the Company; (ii) Insignia is the primary obligor with respect

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to the Company is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) the Company generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred.

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred approximately $14,263,000, $17,511,000 and $18,931,000 in advertising costs during 2002, 2001 and 2000, respectively.

ACQUIRED INTANGIBLE ASSETS

The Company's acquired intangible assets consist of property management contracts, favorable leases, non-competitive agreements, trademarks and franchises. Acquired intangible assets are stated at cost, less accumulated amortization. These assets are amortized using the straight-line method over 3 to 20 years, and are reviewed when indicators of impairment exist. Intangible assets are reviewed for impairment when indicators of impairment exist.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, typically ranging from 3 to 10 years.

FOREIGN CURRENCY

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. The British pound and euro represent the only foreign currencies of material operations, which collectively generate approximately 25% of the Company's annual revenues. All currencies other than the British pound, euro and dollar have comprised less than 1% of annual revenues. Revenues and expenses of all foreign subsidiaries have been translated into U.S. dollars at the average exchange rates prevailing during the periods. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of stockholders' equity in accumulated other comprehensive income
(loss), unless there is a sale or complete liquidation of the underlying foreign investment. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations in determining net income. For the twelve months ended December 31, 2002, the Company's European operations have been translated into U.S. dollars at average exchange rates of $1.51 to the pound and $0.95 to the euro. For the twelve months of 2001, European operations were translated to U.S. dollars at average exchange rates of $1.44 and $0.90 to the pound and euro, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY (CONTINUED)

For the twelve months of 2000, European operations were translated to U.S. dollars at average exchange rates of $1.51 and $0.92 to the pound and euro, respectively. The assets and liabilities of the Company's European operations have been translated at exchange rates of $1.60 to the pound and $1.05 to the euro at December 31, 2002 and were translated at exchange rates of $1.45 to the pound and $0.89 to the euro at December 31, 2001.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) consists of unrealized gains (losses) on marketable equity securities, foreign currency translation and minimum pension liability adjustments. At December 31, 2002, accumulated other comprehensive losses totaled $5.1 million (net of applicable taxes), comprised of unrealized gains on marketable securities of $1.1 million and foreign currency translation gains of $4.4 million and a minimum pension liability of $10.6 million. At December 31, 2001, accumulated other comprehensive losses totaled $8.9 million (net of applicable taxes), comprised of foreign currency translation losses of $8.0 million, a minimum pension liability of $900,000 and unrealized gains on marketable securities of $50,000.

MINORITY INTEREST

In 2000, minority interest consisted of minority equity in EdificeRex.com, Inc. ("EdificeRex"), the Company's internally developed internet-based business that launched in February 2000. During the first half of 2000, Insignia consolidated EdificeRex and recorded net operating losses of approximately $9.3 million, or $3.2 million in excess of the Company's investment. EdificeRex was de-consolidated in the third quarter of 2000, due to a restructuring that reduced the Company's voting interest to approximately 47%. The $3.2 million excess loss was carried as a deferred credit on the Company's balance sheet until EdificeRex disposed of all of its operating divisions and liquidated during the fourth quarter of 2001. At liquidation, the Company recognized the deferred credit of $3.2 million in earnings, which is included in losses from internet investments.

INCOME TAXES

Deferred income tax assets and liabilities are recorded to reflect the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases and operating loss and tax credit carry forwards. Valuation allowances are provided against deferred tax assets that are unlikely to be realized. Federal income taxes are not provided on the unremitted earnings of foreign subsidiaries because it has been the practice of the Company to reinvest those earnings in the businesses outside the United States.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT

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

Impairment losses are recognized for long-lived assets held and used when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. Impairment losses are measured for assets held for sale by comparing the fair value of assets (less costs to dispose) to their respective carrying amounts.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. As described in Note 4, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 5 to 25 years, and evaluated for potential impairment by determining whether the underlying undiscounted cash flows of the acquired business were sufficient to recover the carrying value of the asset.

STOCK-BASED COMPENSATION

At December 31, 2002, the Company had four stock-based employee compensation plans that are described more fully in Note 14. Prior to 2002, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Effective January 1, 2002 the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified or settled after January 1, 2002. Awards under the Company's plans vest over five years. The cost related to stock-based employee compensation included in the determination of net income for 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the pro forma effect on net income and earnings per share if the fair value based method had been applied to all outstanding awards in each period.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

The Company's pro forma information follows:

                                                           2002         2001         2000
                                                      ------------------------------------------
                                                       (in thousands, except per share data)
PRO FORMA:
   Income from continuing operations                     $ 10,736     $  3,383     $ 16,040
   Net loss                                                (4,981)     (15,846)     (13,822)

PER SHARE AMOUNTS:
Pro forma earnings per share - basic
   Income from continuing operations                     $   0.37     $   0.15     $   0.76
   Net loss                                                 (0.31)       (0.72)       (0.65)
Pro forma earnings per share - assuming dilution
   Income from continuing operations                         0.36         0.14         0.66
   Net loss                                                 (0.30)       (0.68)       (0.57)

The pro forma information has been determined as if the Company had accounted for its employee stock options, warrants and unvested restricted stock awards granted under the fair value method with fair values estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                           2002         2001         2000
                                                      ------------------------------------------
Risk-free interest rate                                    2.5%         3.7%         5.1%
Dividend yield                                             N/A          N/A          N/A
Volatility factors of the expected market price            0.45         0.49         0.52
Weighted-average expected life of the options              3.9          4.3          4.3

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

EARNINGS PER SHARE

Basic earnings per share is calculated using income available to common shareholders divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share is similar to basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive securities, such as preferred stock, options and warrants, had been issued or exercised.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. A public enterprise with a variable interest in a variable interest entity created before February 1, 2003, shall apply this guidance (other than the required disclosures prior to the effective date) to that entity as of the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

3. DISCONTINUED OPERATION

In December 2001, Insignia entered into a contract to sell its Realty One single-family home brokerage business and affiliated companies to Real Living, Inc., effective as of December 31, 2001. Real Living, Inc. is a privately held company formed by HER Realtors of Columbus, Ohio and Huff Realty of Cincinnati, Ohio. The sale closed on January 31, 2002. Proceeds from the sale potentially total $33.0 million, including approximately $29.0 million in cash received at closing (before extinguishment of $5.5 million of Realty One debt) and additional receipts aggregating as much as $4.0 million. The additional receipts include the following: (i) a $1.0 million reimbursement, collected in February 2002, for Realty One operating losses in January 2002; (ii) a potential earn-out of as much as $2 million receivable through 2003 (depending on the performance of the Realty One business); and (iii) a $1 million operating lease receivable over four years for the use of proprietary software developed by Insignia for an internet-based residential brokerage model. The $2.0 million earnout is receivable in increments of $1.0 million each for the 2002 and 2003 fiscal years. Based on preliminary financial information for the 2002 year, the first $1.0 million earnout is expected to be achieved in full and should be received by the Company on or about April 30, 2003, as required by the terms of the sale. Remaining amounts due to Insignia under the terms of the sale totaling $2.7 million were included in other assets in the Company's consolidated balance sheet at December 31, 2002. Insignia discontinued Realty One's operations for financial reporting purposes and recognized a loss in connection with the sale of Realty One of $17.6 million (net of applicable tax benefit of $4.0 million) for the year ended December 31, 2001. During the twelve months ended December 31, 2002, the Company reported net income of $4.9 million from discontinued operations, including $265,000 (net of tax), in post-closing adjustments in the first quarter and $4.7 million in the third quarter from the reduction of a valuation allowance on the tax benefit on the capital portion of the loss on sale. This capital loss was fully reserved in 2001 because of uncertainty of its deductibility due to loss disallowance rules in the Treasury Regulations and insufficient income of the appropriate character. In the third quarter of 2002, it was determined that the loss would be fully deductible for tax purposes, resulting in the realization of a tax benefit for financial reporting purposes.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

3. DISCONTINUED OPERATION (CONTINUED)

The results of operations of Realty One are reported separately as discontinued operations for the years ended December 31, 2002, 2001 and 2000. Assets and liabilities of Realty One have been classified separately in the Company's consolidated balance sheet at December 31, 2001. The following table summarizes financial information of Realty One for all periods presented:

                                                           DECEMBER 31
                                                              2001
                                                      --------------------
                                                         (In thousands)

ASSETS
  Cash and cash equivalents                               $     6,177
  Receivables                                                   3,655
  Mortgage loans held for sale                                 20,555
  Property and equipment                                        9,852
  Costs in excess of net assets acquired                       15,711
  Other assets                                                  1,872
                                                      --------------------
                                                               57,822
                                                      --------------------
LIABILITIES
   Accounts payable                                             1,043
   Accrued incentives                                           3,937
   Accrued and sundry liabilities                               1,499
   Mortgage warehouse line of credit                           20,554
   Notes payable                                                7,539
                                                      --------------------
                                                               34,572
                                                      --------------------
NET ASSETS OF DISCONTINUED OPERATION                       $   23,250
                                                      ====================

                                                                                    YEARS ENDED DECEMBER 31
                                                                          2002               2001              2000
                                                                   ------------------------------------------------------
                                                                                      (In thousands)
Revenues                                                               $         -        $   102,811        $    99,152
                                                                   ======================================================
(Loss) income from operations before taxes                                       -             (2,282)             1,117
                                                                   ======================================================
(Loss) income from operations, net of tax benefit of
     $682 (2001) and $559 (2000)                                                 -             (1,600)               558
Income (loss) on disposal, net of applicable tax benefits of
     $2,844 (2002), and $4,000 (2001)                                        4,918            (17,629)                 -
                                                                   ------------------------------------------------------
Net income (loss)                                                      $     4,918        $   (19,229)     $         558
                                                                   ======================================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

4. CHANGES IN ACCOUNTING PRINCIPLES

STOCK-BASED COMPENSATION

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

The Company issued 290,000 employee options during 2002. The fair value of these options has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) estimated stock price volatility of 40%; (ii) risk free interest rate of 2.5%; (iii) weighted average option life of 3.9 years; and (iv) a forfeiture rate of 3%. Under these assumptions, the aggregate value of the options totaled approximately $842,000, which is amortizable to expense over the vesting periods of six years. For 2002, stock compensation expense recognized totaled approximately $154,000.

The ultimate impact of the accounting change on the Company's future earnings will depend on the number of options issued in the future, as to which the Company has no specific plan, and the estimated value of each option. Insignia does not expense the value of outstanding options issued before January 1, 2002.

GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 replaced APB 16 and requires the use of the purchase method for all business combinations initiated after June 30, 2001. It also provides guidance on purchase accounting related to the recognition of intangible assets. Under SFAS 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests on an annual basis, at a minimum, or whenever events or circumstances occur indicating goodwill or indefinite-lived intangibles might be impaired. Other acquired intangible assets with finite lives continue to be amortized over their estimated useful lives. The Company adopted SFAS No. 141 for all business combinations completed after June 30, 2001 and fully implemented SFAS No. 141 and SFAS No. 142 effective January 1, 2002. The Company identified its reporting units and determined the carrying value of each reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to those units as of January 1, 2002 for purposes of performing a required transitional goodwill impairment assessment within six months of adoption.

In early 2002, the Company performed internal analyses on its reporting units based on estimated industry multiples and the carrying values of tangible and intangible assets which demonstrated that the value of the Company's U.S. commercial operation significantly exceeded its carrying value and that goodwill of the Asian operation was fully impaired.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


4. CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

These analyses also indicated potential impairment in the Company's European operations and Insignia Douglas Elliman. The Company engaged Standard & Poor's to value the European and Insignia Douglas Elliman operations and those appraisals indicated no impairment in the Company's European operations and partial impairment in Insignia Douglas Elliman.

As a result of this evaluation, Insignia measured impairment for Insignia Douglas Elliman and the Asian business of an aggregate $30.0 million, before applicable taxes. The Company recorded a $20.6 million (net of tax benefit of $9.4 million) transitional goodwill impairment charge in earnings as the cumulative effect of a change in accounting principle, effective January 1, 2002.

The Company concluded its annual impairment test as of December 31, 2002, and that test did not demonstrate further goodwill impairment. The estimation of business values for measuring goodwill impairment is highly subjective and selections of different projected income levels and valuation multiples within observed ranges can yield different results.

Amortization of goodwill totaled approximately $17.4 million and $14.7 million, for 2001 and 2000 respectively. Elimination of this amortization would have improved income by approximately $11.7 million and $9.9 million (net of applicable taxes), respectively, for 2001 and 2000. The following table provides pro forma information to reflect the effect of adoption of SFAS No. 142 on earnings for the periods indicated.

                                                                               2002              2001               2000
                                                                           ---------------------------------------------------
                                                                                             (In thousands)
Reported income from continuing operations                                 $    13,217       $     5,721       $    21,229
Less: Preferred stock dividend                                                  (2,173)           (1,000)             (890)
                                                                           ---------------------------------------------------
Income from continuing operations available to common shareholders              11,044             4,721            20,339
Add: Goodwill amortization, net of tax benefit of
         $5,646 (2002) and $4,803 (2001)                                             -            11,729             9,937
                                                                           ---------------------------------------------------
Adjusted income from continuing operations available to common
    shareholders                                                           $    11,044       $    16,450       $    30,276
                                                                           ===================================================

Earnings per common share - basic:
    Reported income from continuing operations                             $      0.48       $      0.21       $      0.96
Add: Goodwill amortization, net of tax benefit of
         $0.26 (2002) and $0.23 (2001)                                            -                 0.53              0.47
                                                                           ---------------------------------------------------
    Adjusted income from continuing operations                             $      0.48       $      0.74       $      1.43
                                                                           ===================================================

Earnings per common share - assuming dilution:
    Reported income from continuing operations                             $      0.47       $      0.20       $      0.87
Add: Goodwill amortization, net of tax benefit of
         $0.24 (2002) and $0.20 (2001)                                            -                 0.50              0.41
                                                                           ---------------------------------------------------
    Adjusted income from continuing operations                             $      0.47       $      0.70       $      1.28
                                                                           ===================================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

4. CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

Additional contingent purchase price of acquired businesses totaling $17.9 million was recorded as additional goodwill during 2002. Such additional purchase price included: (i) Insignia Bourdais earnout of $10.3 million (paid by issuance of 131,480 shares of Insignia common stock, a cash payment of $4.7 million and $4.3 million accrued at December 31, 2002); (ii) a $4.0 million earnout with respect to the prior Boston acquisition by Insignia/ESG; (iii) a $2.0 million earnout related to Insignia Douglas Elliman; and (iv) $1.6 million of payments related other acquisitions. The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from December 31, 2001 to December 31, 2002.

                                                            COMMERCIAL           RESIDENTIAL             TOTAL
                                                        ---------------------------------------------------------------
                                                                                (In thousands)
   BALANCE AS OF DECEMBER 31, 2001                       $        228,967     $         59,386      $       288,353

   Effect of adoption of SFAS 142                                  (3,201)             (26,822)             (30,023)
                                                        ---------------------------------------------------------------
   Balance as of January 1, 2002                                  225,766               32,564              258,330

   Additional purchase consideration                               15,922                2,000               17,922
   Other reclassifications                                           (143)                   -                 (143)
   Goodwill related to partial sale
     of business unit                                                   -                 (447)                (447)
   Foreign currency translation                                    13,899                    -               13,899
                                                        ---------------------------------------------------------------
   BALANCE AS OF DECEMBER 31, 2002                       $        255,444     $         34,117      $       289,561
                                                        ===============================================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

4. CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

GOODWILL AND INTANGIBLE ASSETS (CONTINUED)

The following tables present certain information on the Company's acquired intangible assets as of December 31, 2002 and December 31, 2001, respectively.

                                                                        WEIGHTED
                                                       AVERAGE             GROSS
                                                    AMORTIZATION         CARRYING          ACCUMULATED
ACQUIRED INTANGIBLE ASSETS                             PERIOD             AMOUNT           AMORTIZATION       NET BALANCE
--------------------------                        ----------------------------------------------------------------------------
                                                                                          (In thousands)
AS OF DECEMBER 31, 2002

     Property management contracts                     7 years         $      72,883      $       60,081       $     12,802
     Favorable premises leases                         8 years                 4,831               1,667              3,164
     Other                                             3 years                 5,173               3,528              1,645
                                                                     ---------------------------------------------------------
     Total                                                             $      82,887      $       65,276       $     17,611
                                                                     =========================================================

AS OF DECEMBER 31, 2001

     Property management contracts                     7 years         $      70,926      $       54,049       $     16,877
     Favorable premises leases                         8 years                 4,453               1,099              3,354
     Other                                             3 years                 3,228               1,997              1,231
                                                                     ---------------------------------------------------------
     Total                                                             $      78,607      $       57,145       $     21,462
                                                                     =========================================================


All intangible assets are being amortized over their estimated useful lives with no residual value. Intangibles included in "Other" consist of customer backlog, non-compete agreements, franchise agreements and trade names. The aggregate reported acquired intangible amortization expense for 2002, 2001 and 2000 totaled approximately $5.2 million, $7.0 million and $9.1 million, respectively. Amortization of favorable premises leases, totaling approximately $568,000, $411,000 and $440,000 for 2002, 2001 and 2000, respectively, is included in rental expense (included in real estate services expenses) in the Company's consolidated statements of operations.

The estimated acquired intangible assets amortization expense, including amounts reflected in rental expense, for the subsequent five fiscal years through December 31, 2007 approximates $2.4 million, $1.9 million, $1.3 million, $1.3 million and $1.1 million, respectively.

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

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

4.  CHANGES IN ACCOUNTING PRINCIPLES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

Operating results for the 2002, 2001 and 2000 years are presented in compliance with the requirements of this accounting change. The cumulative effect of the accounting change on prior years resulted in a reduction to income of $30.4 million (net of applicable taxes of $23.3 million), which is included in net earnings for the year ended December 31, 2000. The Company recognized revenue of $1.2 million, $18.8 million and $80.4 million during 2002, 2001 and 2000, respectively, that was included in the cumulative effect adjustment at January 1, 2000. While this accounting change affects the timing of recognition of leasing revenues (and corresponding commission expense), it does not impact the Company's cash flow from operations.

5. EARNINGS PER SHARE

The following table sets forth the computation of the numerator and denominator used for the computation of basic and diluted earnings per share for the periods indicated.

                                                                             2002              2001               2000
                                                                        ----------------------------------------------------
                                                                                          (In thousands)
NUMERATOR:
Numerator for basic earnings per share - income available to common
   stockholders (before discontinued operations and cumulative effect)    $ 11,044          $  4,721            $ 20,339

Effect of dilutive securities:
   Preferred stock dividends                                                     -                 -                 890
                                                                      ----------------  -----------------  ---------------
Numerator for diluted earnings per share - income available to common stockholders after assumed conversions (before
   discontinued operations and cumulative effect)                         $ 11,044          $  4,721            $ 21,229
                                                                      ================  =================  ===============

DENOMINATOR:
Denominator for basic earnings per share - weighted
   average common shares                                                    23,122            22,056              21,200
Effect of dilutive securities:
   Stock options, warrants and unvested restricted stock                       569             1,342               1,442
   Convertible preferred stock                                                   -                 -               1,786
                                                                      ----------------  -----------------  ---------------
 Denominator for diluted earnings per share - weighted
   average common shares and assumed conversions                            23,691            23,398              24,428
                                                                      ================  =================  ===============

The potential dilutive shares from the conversion of preferred stock is not assumed for the year ended December 31, 2002 or 2001, because the inclusion of such shares would be antidilutive.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

6. ACQUISITIONS

The Company's significant acquisitions during the last three years are discussed below. All acquisitions were accounted for as purchases and the results of operations have been included in Insignia's statement of operations from the respective date of acquisition. Contingent purchase consideration is generally accounted for as additional costs in excess of net assets of acquired businesses when incurred.

GROUPE BOURDAIS

In late December 2001, Insignia completed the acquisition of Groupe Bourdais, one of France's premier commercial real estate services companies. Groupe Bourdais now operates under the Insignia Bourdais name. The Insignia Bourdais purchase price consists of total potential consideration of approximately $50.2 million. Amounts paid and or accrued in cash or stock (534,125 common shares) at December 31, 2002 total approximately $31.7 million. Additional consideration up to approximately $18.5 million may be paid over the two years ending December 31, 2004, depending on the performance of the Insignia Bourdais operation. The acquisition consisted substantially of specifically identified intangible assets and goodwill. Identified intangible assets, included customer backlog, property management contracts, a non-compete agreement, franchise agreements, trademarks and a favorable premises lease. The results of Insignia Bourdais have been included in the Company's financial statements since January 1, 2002.

BAKER COMMERCIAL

In October 2001, Insignia acquired Baker Commercial Real Estate ("Baker"), a leading provider of commercial real estate services in the greater Dallas area. Baker provides tenant representation, land and investment property sales, and strategic real estate planning. The Baker acquisition augments Insignia's existing regional tenant representation and investment sales capabilities in the greater Dallas area. The base purchase price was approximately $2.2 million and was paid in cash. Additional purchase consideration of up to $1.0 million payable over 2003 and 2004 is contingent on the future performance of the Dallas operations.

BROOKE INTERNATIONAL

In December 2000, Insignia acquired Brooke International ("Brooke"), a commercial real estate service company based in Hong Kong with additional offices in China and Thailand. The base purchase price was approximately $1.6 million, comprised of approximately (i) $1.1 million paid in cash and (ii) $500,000 in reserved Common Stock and an assumed option plan enabling certain Brooke employees to purchase 110,000 shares of the Company's Common Stock. Options to purchase 40,000 shares of the Company's Common Stock at $11.81 had been granted under this plan and remain outstanding at December 31, 2002.

BDR

In March 2000, the Company entered into a definitive agreement to acquire BDR, a Dutch real estate services company headquartered in Amsterdam, the Netherlands. The base purchase price was approximately $2.4 million, all of which was paid in cash upon final closing in June 2000.

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

OTHER INFORMATION (UNAUDITED)

Pro forma unaudited results of operations for the years ended December 31, 2001 and 2000, assuming consummation of the Bourdais acquisition at January 1, 2001 and 2000 is as follows:

                                             2001                  2000
                                     -------------------------------------------
                                        (In thousands, except per share data)

Revenues                                     $ 780,635            $  827,020
Income from continuing operations                8,176                26,698
Net loss                                       (11,053)               (3,164)
Pro forma per share amounts:
   Net loss - basic                             (0.50)                (0.15)
   Net loss - assuming dilution                 (0.47)                (0.13)

These pro forma results do not purport to represent the operations of the Company nor are they necessarily indicative of the results that actually would have been realized by the Company if the purchase of these businesses had occurred at the beginning of the periods specified. Except for the Bourdais acquisition, the financial operations of the acquired businesses were not significant to those of the Company. The base purchase consideration for the Bourdais and Baker (2001) and BDR and Brooke (2000) acquisitions and other individually insignificant acquisitions (2001 and 2000) is summarized as follows:
                                          2001             2000
                                   -----------------------------------
                                             (In thousands)

Common stock                           $    4,000       $       479
Accrued and sundry liabilities             10,990             2,398
Cash paid at the closing dates             20,508             3,458
                                   -----------------------------------
                                       $   35,498       $     6,335
                                   ===================================

The base purchase consideration was allocated as follows:

                                         2001            2000
                                   ----------------------------------
                                            (In thousands)

Cash acquired                          $     8,856        $       -
Receivables                                  5,469            1,600
Property and equipment                         415              152
Property management contracts                1,008                -
Non-compete agreements                         153                -
Goodwill                                    14,540            4,070
Other assets                                 5,057              513
                                   ----------------------------------
                                        $   35,498        $   6,335
                                   ==================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


7. RECEIVABLES

Receivables consist of the following:

                                                                                            DECEMBER 31
                                                                                      2002              2001
                                                                                ------------------------------------
                                                                                          (In thousands)

Commissions and accounts receivable, net of allowance                                 $  140,589      $   161,041

Notes receivable:
   Broker signing bonuses and advances                                                     7,111            5,319
   Brokerage and other employees                                                           3,483            6,037
   Executive officers, with interest at the Company's cost
      of debt capital (approximately  5.25% (2002) and 4.5% (2001))                        3,269            1,500
   Reimbursement due from Chairman (collected on
      February 28, 2003)                                                                     691                -
   Other                                                                                     178            2,223
                                                                                ------------------------------------
                                                                                          14,732           15,079
                                                                                ------------------------------------
                                                                                      $  155,321      $   176,120
                                                                                ====================================


Accounts receivable consists primarily of property management fees and cost reimbursements. Commissions receivable consists primarily of brokerage and leasing commissions from users of the Company's real estate services. The Company's receivables are not collateralized; however, credit losses have been insignificant. The Company's bad debt expense totaled approximately $5.0 million, $1.9 million and $4.1 million in 2002, 2001 and 2000, respectively.

Long-term commissions receivable totaling $8.4 million and $8.1 million at December 31, 2002 and 2001, respectively, have been discounted to their present value based on an estimated discount rates of 5.25% (2002) and 7% (2001). Broker signing bonuses and advances are generally forgiven over the terms of employment, subject to potential repayment based on certain specific conditions.

Principal collections on brokerage, employee and executive notes receivable and scheduled forgiveness of Broker signing bonuses and advances are as follows:

                                       AMOUNT
                                 --------------------
                                    (In thousands)

    2003                           $          6,369
    2004                                      2,865
    2005                                      3,860
    2006                                      1,205
    2007                                        433
                                 ---------------------
                                    $        14,732
                                 =====================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

8. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                        DECEMBER 31
                                                  2002              2001
                                            ------------------------------------
                                                      (In thousands)

         Data processing equipment              $   32,010         $ 29,231
         Computer software                          34,291           26,870
         Furniture and fixtures                     17,466           15,351
         Leasehold improvements                     19,805           17,957
         Other equipment                             7,436            8,086
                                            ------------------------------------
                                                   111,008           97,495
         Less: Accumulated depreciation            (55,394)         (35,297)
                                            ------------------------------------
                                                $   55,614         $ 62,198
                                            ====================================

The useful life of each property and equipment category is listed below: Data processing equipment, 3 years; Computer software, 2-10 years; Furniture and fixtures, 7-10 years; Leasehold improvements, generally 5-10 years; Other equipment, 3-7 years.

9. REAL ESTATE INVESTMENTS

The Company has engaged in real estate investment generally through: (i) investment in operating properties through co-investments with various clients or, in limited instances, by itself; (ii) investment in and development of commercial real estate on its own behalf and through co-investments; and (iii) minority ownership in and management of private investment funds, whose investments primarily consist of securitized real estate debt. The Company is currently not engaged in new investments although, is continuing its investment in existing real estate entities as needed or required by current business plans.

At December 31, 2002 and 2001, the Company's real estate investments totaled $134.1 million and $95.7 million, consisting of the following:

                                                            2002          2001
                                                          ---------------------
                                                             (In thousands)
Minority interests in operating properties                $ 21,109     $ 29,282
                                                          ---------------------
Consolidated properties                                     85,205       41,788
Minority owned development properties                       10,014       10,761
Land held for future development                             1,726        2,308
Minority interests in real estate debt investment funds     16,081       11,571
                                                          ---------------------
   TOTAL REAL ESTATE INVESTMENTS                          $134,135     $ 95,710
                                                          =====================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

9. REAL ESTATE INVESTMENTS (CONTINUED)

The real estate carrying amounts of the three consolidated properties at December 31, 2002 were financed by real estate mortgage notes encumbering the assets totaling $66.8 million. At December 31, 2002, Insignia had equity investments of approximately $21.7 million in these consolidated properties and has no further obligations to the subsidiaries or their creditors.

Insignia maintains an incentive compensation program pursuant to which certain employees, including executive officers, participate in the profits generated by its real estate investments, through grants of either equity interests (at the time investments are made) or contractual right to participate in proceeds from successful investments. Such grants generally consist of an aggregate of 50% to 63.5% of the cash proceeds paid to Insignia after Insignia has recovered its full investment plus a 10% per annum return thereon. In addition, upon disposition, the Company generally makes discretionary incentive payments of 5% to 10% to certain employees who directly contributed to the success of an investment. With respect to the private investment funds, employees are collectively entitled to share 55% to 60% of proceeds received by Insignia in respect of its promoted profits participation in those funds. Employees share only in promoted profits and are not entitled to any portion of earnings on the Company's actual investment. Gains on sales of real estate and equity earnings for 2002, 2001 and 2000 are recorded net of employee entitlements and discretionary incentives of approximately $8.1 million, $10.8 million and $7.9 million, respectively. The Company's principal investment programs are more fully described below.

PROPERTY INVESTMENT

The Company maintains minority investments in operating real estate assets including office, retail, industrial, apartment and hotel properties. As of December 31, 2002, Insignia held equity investments totaling $21.1 million in 30 minority owned property assets. These properties consist of approximately 6.0 million square feet of commercial property and 1,967 multi-family apartment units and hotel rooms. The Company's minority ownership interests in co-investment property range from 1% to 33%. Gains realized from sales of real estate by minority owned ventures totaled $4.2 million in 2002, $11.0 million in 2001 and $3.9 million in 2000. Such amounts are included in the caption "equity earnings in unconsolidated ventures" in the Company's consolidated statements of operations.

Insignia also consolidates two operating properties, a wholly-owned retail property located in Norman, Oklahoma and a New York City apartment complex owned by a limited partnership in which the Company owns a 1% controlling general partner interest. These properties contain approximately 155,000 square feet of commercial space and 420 multi-family apartment units. With respect to the New York City apartment complex, in addition to its 1% interest, Insignia is entitled to approximately $1.3 million of the first $7.3 million distributed and approximately 45% of all additional distributions. In July 2002, Insignia invested approximately $1.3 million in the limited partnership as a new limited partner pursuant to a $1.5 million equity financing and the purchase of an existing partners interest. The remaining equity financing was invested in June 2002 by existing limited partners. Certain executives and other employees of Insignia have the right to acquire from the Company, at its cost, approximately 50% of the $1.3 million limited partner investment made in July 2002. Such executives and employees have no other incentive grants or participation rights with respect to this investment.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

9. REAL ESTATE INVESTMENTS (CONTINUED)

Although Insignia's economic interest in the New York City apartment complex at its initial investment was nominal (until the limited partners received a return of all invested capital), the Company commenced consolidating this property in its financial statements as of January 1, 2002 because (i) the partnership agreement for the property-owning partnership grants the general partner complete authority over the management and affairs of the partnership, including any sale or refinancing of its sole asset without limited partner approval, and
(ii) accounting principle's generally accepted in the United States require consolidation on the basis of voting control (regardless of the level of equity ownership).

At December 31, 2002, the carrying amounts of these two consolidated properties totaled $46.4 million, and non-recourse real estate mortgage debt totaled $46.8 million. In September 2002, a consolidated retail property was sold for a $1.3 million net gain. The gain is included under the caption "other income, net" in the Company's consolidated statements of operations.

DEVELOPMENT

The Company's development program includes minority-owned office developments and a wholly-owned marina based development located in the U.S. Virgin Islands. In July 2002, a subsidiary of the Company acquired three contiguous parcels of property and related leasehold rights in St. Thomas, U.S. Virgin Islands, which comprise 32.3 acres of property, including 18 submerged acres with full water rights. The initial purchase price was approximately $35.0 million, paid with $18.5 million in cash and $20.0 million borrowed by the subsidiary under a non-recourse $40.0 million mortgage loan facility. The property is currently undergoing predevelopment activities together with operating activities of an existing marina. The property and its debt are consolidated in the Company's consolidated financial statements. Insignia's equity investment in the property totaled $19.3 million at December 31, 2002.

Insignia also has minority ownership in four office projects whose development is directed by the Company and owns a parcel of land in Denver, located adjacent to one of the office developments, that is held for future development. Development activities on all four office buildings have been completed other than tenant improvements associated with additional leasing. Insignia's ownership in the four office developments ranges from 25% to 33% and all have commenced operations.

The Company's only financial obligations with respect to the office developments, beyond its investment, are partial construction financing guarantees, backed by letters of credit, totaling $8.9 million. The Company's investment in the office development assets and land parcel totaled $11.7 million at December 31, 2002. The Company has not initiated any new office developments since September 2000 and does not currently intend to further expand this development program.

Interest capitalized in connection with development properties totaled approximately $1,673,000, $500,000, and $1,225,000 for 2002, 2001, and 2000,
respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

9. REAL ESTATE INVESTMENTS (CONTINUED)

PRIVATE INVESTMENT FUNDS

Insignia Opportunity Trust ("IOT") is an Insignia-sponsored private real estate investment fund formed in late 1999. IOT, through its subsidiary operating partnership, Insignia Opportunity Partners ("IOP"), invests primarily in secured real estate debt instruments and, to a lesser extent, in other real estate debt and equity instruments, with a focus on below investment grade commercial mortgage-backed securities. IOT completed its deployment of committed capital (totaling $71.0 million) in 2002, of which $10.0 million was invested by Insignia and the remainder by third-party investors. Insignia has an aggregate ownership interest of approximately 13% in IOT and IOP and also has a 10% non-subordinated promoted interest in IOP.

In September 2001, Insignia closed the capital-raising phase for a second real estate investment fund, Insignia Opportunity Partners II ("IOP II"), with $48.5 million of equity capital commitments from Insignia and third-party investors. IOP II invests primarily in secured real estate debt instruments, similar to the investment initiatives of IOT. IOP II had called $28.2 million of its total capital commitments at December 31, 2002. Insignia holds a 10% ownership in IOP II and serves as its day-to-day advisor.

Insignia realized total earnings from both funds of approximately $4.0 million
(2002), $2.6 million (2001) and $911,000 (2000). Such earnings are included in equity earnings in unconsolidated ventures.

At December 31, 2002, Insignia held investments totaling $16.1 million in IOT, IOP and IOP II and had commitments to invest an additional $2.1 million in IOP
II. The following table summarizes financial information of IOT and IOP II as of December 31, 2002 and 2001:

                                         2002              2001
                                 ------------------------------------
                                           (In thousands)

      Total assets                    $    150,139    $      125,221
      Total liabilities                     36,358            30,416
      Total revenues                        25,992            15,828

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

9. REAL ESTATE INVESTMENTS (CONTINUED)

Apart from its real estate investments, Insignia had obligations totaling $14.0 million to all real estate entities at December 31, 2002, consisting of the following:

                                                                     AMOUNT
                                                               -----------------
                                                                 (In thousands)

  Letters of credit partially backing construction loans             $   8,900
  Other partial guarantees of property debt                              2,825
  Future capital contributions for capital improvements                    150
  Future capital contributions for asset purchases                       2,105
                                                               -----------------
     TOTAL OBLIGATIONS                                               $  13,980
                                                               =================


Outstanding letters of credit generally have one-year terms to maturity and bear standard renewal provisions. Other letters of credit and guarantees of property debt do no bear formal maturity dates and remain outstanding until certain conditions (such as final sale of property and funding of capital commitments) have been satisfied. The future capital contributions represent contractual equity commitments for specified activities of the respective real estate entities. Insignia, as a matter of policy, would consider advancing funds to real estate entities beyond its legal obligation as a new capital contribution subject to normal investment returns.

Summarized financial information of unconsolidated real estate entities is as follows:

                                                                                    YEAR ENDED DECEMBER 31
                                                                          2002               2001               2000
                                                                    -------------------------------------------------------
CONDENSED STATEMENTS OF OPERATIONS INFORMATION                                          (In thousands)
----------------------------------------------

Revenues                                                             $      197,255         $  222,502        $  166,101

Total operating expenses                                                   (190,543)          (208,556)         (176,252)
                                                                    -------------------------------------------------------
Income (loss) before gains on sales of properties                             6,712             13,946           (10,151)
Gains on sales of properties                                                 41,252            107,025            24,939
                                                                    -------------------------------------------------------
Net income                                                           $       47,964         $  120,971        $   14,788
                                                                    =======================================================

Company's share of net income:
  Included in equity earnings in unconsolidated
    ventures                                                         $        3,482         $   13,911        $    3,912
                                                                    =======================================================

Equity earnings in unconsolidated ventures included pre-tax gains on dispositions of minority-owned investments totaling $4.2 million, $11.0 million and $3.9 million in 2002, 2001 and 2000, respectively.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

9.       REAL ESTATE INVESTMENTS (CONTINUED)

                                                                          DECEMBER 31
                                                                    2002                2001
                                                            --------------------------------------
CONDENSED BALANCE SHEET INFORMATION                                    (In thousands)
-----------------------------------
Cash and investments                                          $      46,068        $     29,662
Receivables and deposits                                             25,946              28,963
Investments in commercial mortgage backed securities                127,116             116,363
Investments in mezzanine loans                                        1,731               2,249
Other assets                                                         31,573              36,837

Real estate                                                       1,056,037           1,007,432
Less accumulated depreciation                                       (95,891)            (75,049)
                                                            --------------------------------------
Net real estate                                                     960,146             932,383
                                                            --------------------------------------
Total assets                                                  $   1,192,581        $  1,146,457
                                                            ======================================

Mortgage notes payable                                        $     712,601        $    698,452
Other liabilities                                                    27,435              29,187
                                                            --------------------------------------
Total liabilities                                                   740,036             727,639
Partners' capital                                                   452,545             418,818
                                                            --------------------------------------
Total liabilities and partners' capital                        $  1,192,581        $  1,146,457
                                                            ======================================

REAL ESTATE IMPAIRMENT

During 2002, the Company recorded impairment against its real estate investments of $3.5 million on eight property assets. The impairment charge includes $560,000 for a owned land parcel in Denver, held for future development, based on a third party appraisal. The Company recorded impairment charges during 2001 and 2000 of $824,000 and $1.8 million, respectively.

10. OTHER ASSETS

Other assets consist of the following:

                                                                            DECEMBER 31
                                                                      2002               2001
                                                               --------------------------------------
                                                                          (In thousands)
     Loan costs, net                                               $     2,412        $     2,193
     Amount receivable in connection with disposition                    2,693              3,000
     Federal tax refund receivable (domestic)                            3,966                  -
     Prepaid taxes                                                       5,246              1,234
     Other prepaid expenses                                             12,088              6,166
     Real estate sales proceeds                                          7,865                  -
     Other                                                               5,687              7,476
                                                               --------------------------------------
                                                                    $   39,957         $   20,069
                                                               =================== ==================


Real estate sales proceeds of $7.9 million represents sale proceeds from a minority owned real estate property received in December 2002 and payable to a third party investor in 2003. The corresponding payable is included in the Company's accrued and sundry liabilities at December 31, 2002.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


11.      ACCRUED AND SUNDRY LIABILITIES

Accrued and sundry liabilities consist of the following:

                                                                                            DECEMBER 31
                                                                                       2002              2001
                                                                                ------------------------------------
                                                                                          (In thousands)

Employee compensation and benefits                                                  $     13,791     $     14,501
Acquisition related lease and annuity liabilities                                          6,379            6,385
Amounts payable in connection with acquisitions                                            6,450            1,781
Deferred compensation                                                                     21,192           23,103
Deferred revenue                                                                          13,948           25,306
Current taxes payable                                                                      7,175            3,683
Value added taxes                                                                          6,312            4,178
Minimum pension liability                                                                 14,571            1,596
Real estate sales proceeds payable                                                         7,865                -
Liabilities of consolidated real estate entities                                           3,136              848
Other                                                                                     17,171           19,482
                                                                                ------------------------------------
                                                                                     $   117,990      $   100,863
                                                                                ====================================

Deferred revenue consists of lease commissions collected but deferred due to contingencies and the Company's ownership portion of acquisition and development fees in certain real estate partnerships. Deferred acquisition and development fees are realized in income upon disposal of the Company's ownership, generally from property sales, and deferred leasing commissions are recognized upon the fulfillment of all conditions to commission payment, such as tenant occupancy or payment of rent.

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

The Blackacre credit facility, which is subordinate to Insignia's senior credit facility, bears interest at an annual rate of 11.25% to 12.25%, payable quarterly, depending on the amount borrowed. In July 2002, Insignia borrowed $15.0 million under the credit facility. The proceeds were used to finance the purchase of the development property and related leasehold rights in St. Thomas, United States Virgin Islands (discussed under "Real Estate Principal Investment Activities" above). Insignia may draw down the remaining $22.5 million of availability at any time until December 2003. Any further borrowings will bear interest at 12.25%. The subordinated debt has a final maturity of June 2009.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13.       LONG TERM DEBT

Total long term debt consists of notes payable of the Company and real estate mortgage notes of consolidated real estate entities.

NOTES PAYABLE

Notes payable consist of the following:

                                                                                           DECEMBER 31
                                                                                     2002               2001
                                                                              --------------------------------------
                                                                                         (In thousands)
Senior revolving credit facility with interest due quarterly at LIBOR plus
   2.0 to 2.5% (totaling approximately 4.3% (2002) and 4.5% (2001)). Final
   payment due date is May 8, 2004                                                  $  95,000           $149,000
Senior subordinated credit facility with interest due quarterly at 11.25% and
   a final maturity of June 2009                                                       15,000                  -
Acquisition loan notes with an interest rate of approximately 3.0% and a
   final maturity of April 2010                                                        16,889             20,972
                                                                              --------------------------------------
                                                                                     $126,889           $169,972
                                                                              ======================================

The Company's debt includes outstanding borrowings under its $230.0 million senior revolving credit facility and a $37.5 million subordinated credit facility entered into in June 2002 with Blackacre. The margin above LIBOR on the senior facility was 2.50% at December 31, 2002 and 2001. The Company also had outstanding letters of credit of $11.0 million and $12.3 million at December 31, 2002 and 2001, respectively. At December 31, 2002 the unused commitment on the senior revolving credit facility was approximately $124.0 million.

The $37.5 million Blackacre credit facility is subordinate to Insignia's senior credit facility and bears interest, payable quarterly, at an annual rate of 11.25% to 12.25%, depending on the amount borrowed. At December 31, 2002, the Company had borrowings of $15.0 million outstanding on the subordinated credit facility at an interest rate of 11.25%. Any further borrowings will bear interest at 12.25%. Insignia may draw down the remaining $22.5 million of availability at any time until December 2003. The subordinated debt has a final maturity of June 2009.

The senior credit facility provides for foreign denominated borrowings up to an aggregate $75 million. No foreign denominated borrowings were outstanding at December 31, 2002 or 2001. The senior facility is collateralized by a pledge of the stock of domestic subsidiaries and material foreign subsidiaries.

The Company also maintains a (pound)5 million line of credit in the UK for short term working capital purposes in Europe. The Company has not borrowed on this line of credit during the past two years.

The U.K. acquisition loan notes outstanding at December 31, 2002 are guaranteed by a bank, as required by the terms of the respective purchase agreements. The bank holds restricted cash deposits sufficient to repay the notes in full when due. These loan notes are redeemable semi-annually at the discretion of the note holder.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13. LONG TERM DEBT (CONTINUED)

NOTES PAYABLE (CONTINUED)

The Company's credit agreements and other debt agreements contain various restrictive covenants requiring, among other things, minimum consolidated net worth and certain other financial ratios. The Company's revolving credit facility restricts the payment of cash dividends to an amount not to exceed twenty-five percent of net income for the immediately preceding fiscal quarter. At December 31, 2002, Insignia had approximately $80.0 million of availability on its credit facilities under these covenants. At December 31, 2002 and 2001, the Company was in compliance with all covenants.

REAL ESTATE MORTGAGE NOTES

Real estate mortgage notes represent non-recourse loans collateralized by real estate properties consisting of the following:

                                                                                           2002              2001
                                                                                    -------------------------------------
                                                                                               (In thousands)
Brookhaven Village, mortgage loan bearing interest at 6.24% with a final maturity
   in December 2004                                                                       $   8,305          $   8,305
Dolphin Village, mortgage loan                                                                    -              7,608
Shinsen Place, mortgage loan                                                                      -             21,356
U.S. Virgin Islands development loan bearing interest at LIBOR plus 5.0% with a
   floor of 8.0% (8% at December 31, 2002).  The note matures in August 2005                 20,000                  -
West Village, FHA loan bearing interest at 7.25%.  The loan matures in October 2013           7,064                  -
West Village, HPD note bearing interest at 8.5% and maturing in October 2023 (loan
   amount plus unpaid accrued interest)                                                      29,897                  -
West Village, non-interest bearing residual receipt note maturing in October 2023             1,529                  -
                                                                                    -------------------------------------
                                                                                           $ 66,795           $ 37,269
                                                                                    =====================================

The mortgage note encumbering Brookhaven Village includes a participation feature whereby the lender is entitled to 35% of the net cash flow, net refinancing proceeds or net sales proceeds after the Company has achieved a 10% annual return on equity. The projected participation liability to the lender equaled approximately $715,000 and $658,000 at December 31, 2002 and 2001, respectively. This amount is substantially contingent upon a sale of the asset. Dolphin Village and Shinsen Place were sold during 2002. The U.S. Virgin Island development loan includes a one time deferred financing fee of 4.35% to 17% of the loan proceeds, depending of the length of financing. This deferred financing fee is payable at loan maturity or the early repayment of the loan.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

13.  LONG TERM DEBT (CONTINUED)

Scheduled principal maturities on all long term debt payable after December 31, 2002 are as follows:

                                                   REAL ESTATE
                                NOTES PAYABLE    MORTGAGE NOTES        TOTAL
                              -----------------------------------------------------
                                                  (in thousands)
2003                              $    16,889      $        412       $    17,301
2004                                   95,000             8,786           103,786
2005                                        -            20,518            20,518
2006                                        -               556               556
2007                                        -               598               598
Thereafter                             15,000            35,925            50,925
                              -----------------------------------------------------
                                   $  126,889          $ 66,795       $   193,684
                              =====================================================

14. STOCK COMPENSATION PLANS

The Company's 1998 Stock Incentive Plan, as amended and restated (the "1998 Plan"), authorized the grant of options and restricted stock awards to management personnel totaling up to 4,500,000 shares of the Company's common stock. The term of each option is determined by the Company's Board of Directors but will in no event exceed ten years from the date of grant. Options granted typically have five-year terms and are granted at prices not less than 100% of the fair market value of the Company's common stock on the date of grant. The 1998 Plan may be terminated by the Board of Directors at any time. In September 1998, the Company was spun-off from its former parent, a company also named Insignia Financial Group, Inc. At the spin-off date, the Company assumed, under the 1998 Plan, approximately 1,787,000 options issued by the former parent to employees of the businesses included in the spin-off. At December 31, 2002, 1,926,583 options were outstanding under the 1998 Plan.

At December 31, 2002, approximately 96,000 unvested restricted stock awards to acquire shares of the Company's common stock were outstanding under the 1998 Plan. These awards, which have a five-year vesting period, were granted to executive officers and other employees of the Company. Compensation expense recognized by the Company for these awards totaled approximately $706,000, $627,000 and $709,000 for 2002, 2001 and 2000, respectively.

During 2002, the Company granted 150,000 nonqualified options to the president of Insignia Douglas Elliman, pursuant to his employment agreement. These options were issued outside of the 1998 Plan and have a five-year vesting period.

The Company assumed 1,289,329 options under Non-Qualified Stock Option Agreements in connection with the acquisition of REGL. The options had five-year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 2002, 654,806 options remained outstanding.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

14. STOCK COMPENSATION PLANS (CONTINUED)

The Company assumed approximately 612,000 options under Non-Qualified Stock Option Agreements in connection with the acquisition of St. Quintin. The options had five-year terms at the date of grant and the terms remained unchanged at the date of assumption. At December 31, 2002, 266,484 options remained outstanding.

The Company assumed 110,000 options under a Non-Qualified Stock Option Plan in connection with the acquisition of Brooke. At December 31, 2002, 65,000 options remained outstanding under the plan. The options had five and one half-year terms at the date of grant and the terms remained unchanged at the date of assumption.

The terms of all options assumed in connection with acquisitions remained subject to continued vesting over their original terms. These options have been accounted for as additional purchase consideration for each respective business combination.

During 2000, Insignia granted 1,493,000 warrants to purchase Insignia common stock to certain key executives, non-employee directors and other employees under Warrant Agreements. Such warrants had five-year terms at the date of grant. At December 31, 2002, 1,432,500 warrants remained outstanding.

Pursuant to the Company's Supplemental Stock Purchase and Loan Program, Insignia has loans outstanding to seven employees, including three executive officers, of the Company. These loans were originally made in 1998 and 1999 for the purchase of 158,663 newly issued shares of Insignia's common stock at an average share price of approximately $12.18. The loans require principal and interest payments, at a fixed rate of 7.5%, in 40 equal quarterly installments ending December 31, 2009. The notes are secured by the common shares and are non-recourse to the employee except to the extent of 25% of the outstanding amount. The outstanding principal balances of these notes totaled $1,193,000 and $1,882,000 at December 31, 2002 and 2001, respectively. The notes receivable are classified as a reduction of stockholders' equity in the Company's consolidated balance sheet.

The Company's 1998 Employee Stock Purchase Plan (the "Employee Plan") was adopted to provide employees with an opportunity to purchase common stock through payroll deductions at a price not less than 85% of the fair market value of the Company's common stock. The Employee Plan was developed to qualify under
Section 423 of the Internal Revenue Code of 1986.

In connection with the Company's spin-off in September 1998, 1,196,000 warrants to purchase shares of common stock of the Company (at $14.50 per share) were issued to holders of the Convertible Preferred Securities of the Company's former parent. The term of each warrant is five years. The Company's former parent purchased the warrants from Insignia in 1998 for approximately $8.5 million. At December 31, 2002, all warrants remained outstanding and were fully exercisable.

The Company's common stock reserved for future issuance in connection with stock compensation plans totaled 5,751,373 shares at December 31, 2002.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

14.  STOCK COMPENSATION PLANS (CONTINUED)

Summaries of the Company's stock option, warrant and unvested restricted stock activity, and related information for the years ended December 31, 2002, 2001 and 2000 are as follows:


                                               2002                        2001                          2000
                                     ----------------------------------------------------------------------------------------
                                                      WEIGHTED                     WEIGHTED                      WEIGHTED
                                                      AVERAGE                      AVERAGE                       AVERAGE
                                                      EXERCISE                     EXERCISE                      EXERCISE
                                           SHARES       PRICE          SHARES       PRICE          SHARES         PRICE
                                     ----------------------------------------------------------------------------------------
Outstanding at beginning of year         6,616,404  $    10.32       8,304,155    $   10.06       6,859,368    $     10.02
Options and warrants granted               290,000       10.33          30,000        11.70       2,189,174           8.54
Options granted in connection with
  Brooke acquisition                            --       --             20,000        10.80          40,000          11.81
Exercised                                 (200,674)       3.48        (690,941)        6.64        (508,676)          6.36
Forfeited/canceled                        (954,357)      11.95      (1,046,810)        9.40        (275,711)          8.62
                                     ----------------------------------------------------------------------------------------
Outstanding at end of year               5,751,373       10.30       6,616,404    $   10.32       8,304,155    $     10.06
                                     ========================================================================================

Exercisable at end of year               4,501,359  $    10.66       4,233,299    $   11.31       4,359,468    $     11.24
                                     ========================================================================================

Weighted-average fair value of
grants during the year                              $     2.90                    $    5.32                    $      4.09
                                                   ===============              ===============               ===============

Significant option, warrant and unvested restricted stock groups outstanding at December 31, 2002 and related weighted average price and life information follows:

                                     OUTSTANDING                                                      EXERCISABLE
--------------------------------------------------------------------------------------- ----------------------------------------
                                                   WEIGHTED AVERAGE       WEIGHTED                            WEIGHTED AVERAGE
     RANGE OF                     NUMBER        REMAINING CONTRACTUAL      AVERAGE       NUMBER EXERCISABLE    EXERCISE PRICE
  EXERCISE PRICES               OUTSTANDING              LIFE          EXERCISE PRICE
--------------------------------------------------------------------------------------- -------------------- -------------------
  $ 0.00 - $ 7.50                 1,017,526           1.9 years              $ 5.82                560,066           $ 6.41
  $ 7.51 - $ 11.00                2,108,000           2.5 years              $ 8.40              1,723,330           $ 8.06
  $11.01 - $ 14.00                1,308,965           1.7 years             $ 12.61                901,081           $12.65
  $14.01 - $ 15.69                1,316,882           0.8 years             $ 14.51              1,316,882           $14.51
                            --------------------                       ---------------- -------------------- -------------------
                                  5,751,373                                 $ 10.30              4,501,359           $10.66
                            ====================                       ================ ==================== ===================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


15. INCOME TAXES

For financial reporting purposes, income from continuing operations before income taxes includes the following components:

                               2002            2001            2000
                          -----------------------------------------------
                                          (In thousands)

   United States              $    4,304        $  3,128      $    5,932
   Foreign                        19,632           5,674          18,465
                          -----------------------------------------------
                               $  23,936        $  8,802       $  24,397
                          ===============================================

Significant components of the income tax expense from continuing operations are as follows:

                               2002            2001           2000
                          -----------------------------------------------
                                          (In thousands)
Current:
   Federal                   $       964     $     2,498     $      (27)
   Foreign                         8,279           4,868          6,619
   State and local                   500           1,208             41
                          -----------------------------------------------
Total current                      9,743           8,574          6,633

Deferred:
   Federal                         3,052          (3,387)        (1,465)
   Foreign                           960            (944)          (804)
   State and local                (3,036)         (1,162)        (1,196)
                          -----------------------------------------------
Total deferred                       976          (5,493)        (3,465)
                          -----------------------------------------------
                               $  10,719     $     3,081       $  3,168
                          ===============================================

Components of income tax expense (benefit) reported other than in continuing operations are as follows:

                                                                     2002            2001            2000
                                                                ------------------------------------------------
                                                                                (In thousands)
   Discontinued Operations:
      (Loss) income from operations                               $          -      $     (682)   $        559
     Income (loss) on disposal                                         (2,844)          (4,000)             -
                                                               ------------------------------------------------
  Total                                                                (2,844)          (4,682)           559
                                                               ================================================

  Accumulated Other Comprehensive Income:
     Minimum pension liability                                         (3,832)            (696)             -
     Unrealized investment gains (losses)                                 752                7           (456)
     Currency translation                                               6,215           (1,769)        (4,518)
                                                               ------------------------------------------------
  Total                                                                 3,135           (2,458)        (4,974)
                                                               ================================================

  Cumulative Change in Accounting Principles:
     Goodwill impairment                                               (9,388)               -              -
     SAB 101 adoption                                                       -                -        (23,310)
                                                               ------------------------------------------------
                                                                     $ (9,388)   $           -      $ (23,310)
                                                               ================================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

15. INCOME TAXES (CONTINUED)

The reconciliation of income tax attributable to continuing operations computed at the U.S. statutory rate to income tax expense is shown below (In thousands):

                                                2002                      2001                       2000
                                      ---------------------------------------------------- --------------------------
                                         AMOUNT      PERCENT        AMOUNT      PERCENT       AMOUNT      PERCENT
                                      ---------------------------------------------------- --------------------------
Tax at U.S. statutory rates             $  8,378      35.0%       $  3,081       35.0%         $8,539      35.0%
Effect of different tax rates in
   foreign jurisdictions                    (387)     (1.6)           (424)      (4.8)           (867)     (3.6)
State income taxes, net of federal
   tax benefit                            (1,649)     (6.9)         (1,450)     (16.5)           (150)     (0.6)
Effect of nondeductible meals and
   entertainment expenses                    501       2.1           1,092       12.4             783       3.2
Effect of nondeductible goodwill
   amortization                                -       -             1,386       15.7             824       3.4
Change in valuation allowances for
   continuing operations                   1,913       8.0           1,468       16.7               -            -
Effect of life insurance proceeds              -         -               -          -          (7,000)    (28.7)
Effect of settlement of IRS exam             (73)     (0.3)         (1,961)     (22.3)              -         -
Effect of executive compensation           1,504       6.3             351        4.0             403       1.7
   limitation
Other                                        532       2.2            (462)      (5.2)            636       2.6
                                      ---------------------------------------------------- --------------------------
                                        $ 10,719      44.8%       $  3,081       35.0%       $  3,168      13.0%
                                      ==================================================== ==========================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

15. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax liabilities and assets are as follows:

                                                                                           DECEMBER 31
                                                                                    2002                    2001
                                                                         -------------------------------------------------
                                                                                          (In thousands)
Deferred tax liabilities:
   Acquisition related intangibles                                                $   (1,799)           $    (7,323)
   Tax over book depreciation                                                         (6,149)                    -
   Partnership earnings differences                                                        -                 (1,841)
   Compensation                                                                       (5,415)                (2,177)
   Accumulated comprehensive income - unrealized gains                                  (752)                   (39)
   Other, net                                                                         (1,680)                (1,295)
                                                                         -------------------------------------------------
Total deferred tax liabilities                                                       (15,795)               (12,675)

Deferred tax assets:
   Net operating losses                                                               13,494                  7,132
   Acquisition related items                                                           4,082                    734
   Book over tax depreciation                                                              -                  5,262
   Commission income receivable (net)                                                  1,499                     -
   Alternative minimum tax credit                                                      1,234                  4,270
   Partnership earnings differences                                                    3,897                     -
   Bad debt reserves                                                                   2,400                  1,164
   Reserve for asset impairments                                                       2,540                 10,243
   Compensation and benefits                                                          17,261                 15,786
   Accumulated comprehensive income - minimum pension liability                        4,528                    696
   Accumulated comprehensive income - currency translation                              -                     6,215
   Other, net                                                                          2,250                    632
                                                                         -------------------------------------------------
Total deferred tax assets                                                             53,185                 52,134
Valuation allowance for deferred tax assets                                           (5,576)                (8,963)
                                                                         -------------------------------------------------
Deferred tax assets, net of valuation allowance                                       47,609                 43,171
                                                                         -------------------------------------------------
Net deferred tax assets                                                           $   31,814             $   30,496
                                                                         =================================================


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to realize fully the deferred assets, the Company will need to generate future taxable income of approximately $58.1 million, principally for U.S. purposes.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

15. INCOME TAXES (CONTINUED)

The Company has generated losses and has created other net deferred assets in prior years. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future income during the carryforward period are reduced. Net operating losses in the U.S. were carried forward from 2001 for federal income tax purposes. At December 31, 2002, approximately $12.6 million and $41.1 million of net operating losses will carry forward to 2003 for federal, state and local income tax purposes respectively. These amounts expire between 2015 and 2022.

In 2001, the Company entered into an agreement to sell Realty One and its affiliated companies. In connection with the Realty One sale, the Company incurred a pre-tax loss of approximately $21.6 million. Under the tax law existing at December 31, 2001, approximately $12.5 million of the loss could not be deducted for income tax purposes and no income tax benefit has been provided on this portion of the loss in 2001. Subsequent to 2001, the U.S. Treasury Department issued new legislative regulations that allowed for the deduction of the loss for income tax purposes. Sufficient capital gains were generated to offset the loss.

Undistributed earnings of the Company's foreign operations amounted to approximately $39.0 million in aggregate as of December 31, 2002. Deferred income taxes are not provided at U.S. tax rates on these earnings as it is intended that the earnings will be permanently reinvested outside of the U.S. Any such taxes should not be significant, since U.S. tax rates are no more than 5% in excess of U.K. and French tax rates and goodwill, with respect to the U.K. and French operations, are amortizable for U.S. tax purposes.

During 2002, certain of the Company's foreign operations generated operating losses in aggregate of approximately $8.1 million. All potential tax benefits pertaining to such losses have been fully reserved due to absence of profits.

In 2000, the Internal Revenue Service ("IRS") commenced an examination of the income tax returns for the 1998 (January 1, 1998 through September 30, 1998), 1997 and 1996 tax years. In November 2001, the IRS made a final determination to which the Company has agreed. The agreed assessment paid by the Company was approximately $1.1 million, including taxes and interest. The examination will have final resolution when the U. S. Treasury Department issues a determination letter resulting from the review by the Joint Committee on Taxation. The statute of limitations is extended through March 31, 2003. The Company does not anticipate any additional assessments.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


16. EMPLOYEE BENEFIT PLANS

401(K) RETIREMENT PLAN

The Company established a 401(k) savings plan covering substantially all U.S. employees. The Company may make a contribution equal to 25% of the employees' contribution up to a maximum of 6% of the employees' compensation and participants fully vest in employer contributions after 5 years. All contributions to the 401(k) plan are expensed currently in earnings. The Company expensed approximately $1,249,000, $1,660,000, and $2,044,000 in contributions to the 401(k) plan during 2002, 2001, and 2000, respectively.

DEFINED CONTRIBUTION PLAN

Insignia Richard Ellis maintains a defined contribution plan that is available to all of its employees at their option after the completion of six months of service and the attainment of 25 years of age. Insignia Richard Ellis contributions are 3.5% of salary for ages 25 to 30, 4.5% of salary for ages 31 to 35 and 5.5% to 7% of salary for ages 36 and over. Insignia Richard Ellis expensed approximately $1,598,000, $1,430,000 and $1,558,000 in contributions to the plan during 2002, 2001, and 2000, respectively.

DEFINED BENEFIT PLANS

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

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


16. EMPLOYEE BENEFIT PLANS (CONTINUED)

The following table summarizes the accumulated benefit obligation, projected benefit obligation, funded status and net periodic pension cost of the Insignia Richard Ellis defined benefit plans:

                                                                                    DECEMBER 31
                                                                                2002            2001
                                                                          ---------------------------------
                                                                                   (In thousands)
ACCUMULATED BENEFIT OBLIGATION                                                 $  57,089       $ 45,727
                                                                          =================================

PROJECTED BENEFIT OBLIGATION ("PBO")
 PBO - Beginning of year                                                       $  48,355       $ 46,230
   Service cost                                                                    1,158            909
   Interest cost                                                                   3,017          2,657
   Benefits paid net of participant contributions                                   (566)          (533)
   Net actuarial loss                                                              4,023            368
   Foreign currency exchange rate changes                                          5,593         (1,276)
                                                                          ---------------------------------
 PBO - End of year                                                                61,580         48,355
                                                                          ---------------------------------

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                                    44,131         50,114
   Actual return on plan assets                                                   (6,198)        (4,947)
   Employer contributions                                                            884            916
   Benefits paid net of participant contributions                                   (566)          (533)
   Foreign currency exchange rate changes                                          4,267         (1,419)
                                                                          ---------------------------------
Fair value of plan assets at end of year                                          42,518         44,131
                                                                          ---------------------------------
Funded status of the plans                                                       (19,062)        (4,224)
Unrecognized net actuarial loss                                                   19,585          5,002
Adjustment required to recognize minimum liability                               (15,094)        (2,374)
                                                                          ---------------------------------
Net pension liability recognized in the Company's
   consolidated balance sheets                                                $  (14,571)     $  (1,596)
                                                                          =================================


                                                                                      YEARS ENDED DECEMBER 31
                                                                                2002            2001           2000
                                                                          ------------------------------------------------
NET PERIODIC PENSION COST                                                                 (In thousands)
-------------------------
   Service cost                                                               $   1,158       $     909     $     1,370
   Interest cost                                                                  3,017           2,657           2,545
   Return on plan assets                                                         (2,975)         (3,398)         (3,343)
                                                                          -------------------------------------------------
                                                                              $   1,200       $     168       $     572
                                                                          ================================================
ASSUMPTIONS USED IN DETERMINING ACCOUNTING:
   Discount rate                                                                  5.5%            6.0%            6.0%
   Weighted average increase in compensation levels                               4.3%            4.5%            5.0%
   Rate of return on plan assets                                                  6.5%            6.5%            7.0%

The adjustment to accumulated other comprehensive income in 2002 pertaining to the minimum pension liability was approximately $9.7 million (net of tax benefit of $3.8 million).

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

17. RELATED PARTY TRANSACTIONS

In May 2002, Insignia made a loan in the amount of $270,000 to an Executive Vice President of the Company. The variable interest rate on the loan is the same the average cost of funds borrowed by Insignia, which was approximately 5.25% at December 31, 2002. Interest on the loan is payable to Insignia in cash on June 30 and December 31 of each year; provided, however, that until December 31, 2004 all interest accrued and payable may, at the discretion of the executive (but subject to Insignia's right of offset as more fully described below), be added to the outstanding principal balance of the loan instead of paid in cash. The loan is repayable on the earlier of (i) June 30, 2005 or (ii) 30 days following a termination of the executive's employment with Insignia for any reason. Pursuant to its rights under the note, beginning on August 1, 2002, Insignia began withholding 50% of any distribution payable to the executive, in respect of the executive's equity interest in the Company's profits interest in IOP, to be applied as a payment of accrued interest first and then outstanding principal. The outstanding balance on the loan was $269,083 at December 31, 2002.

In March 2002, Insignia made a loan in the amount of $1.5 million to its Chairman and Chief Executive Officer. The variable interest rate on the loan is the same as the average cost of funds borrowed by Insignia, which was approximately 5.25% at December 31, 2002. The loan is payable on or before March 5, 2005. The Company deducts quarterly interest payments due on the loan from certain bonuses payable to the Chairman. To the extent such bonuses are not paid, all accrued and unpaid interest is payable at maturity. The loan and any accrued interest thereon would be forgiven in limited circumstances, such as a significant transaction or change of control. The outstanding balance on the loan at December 31, 2002 was $1.5 million.

In June 2001, Insignia made a loan in the amount of $1.5 million to its President. The variable interest rate on the loan is the same as the average cost of funds borrowed by Insignia, which was approximately 5.25% at December 31, 2002. The loan becomes due upon the earliest of (i) voluntary termination of the President's employment with Insignia, (ii) the termination of the President's employment with Insignia for cause or (iii) March 15, 2006. Insignia will forgive $375,000 of the principal amount of the loan and accrued interest thereon on March 15 of the year following each of 2002, 2003, 2004 and 2005 to the extent that actual Net EBITDA equals or exceeds 75% of annual budgeted Net EBITDA for any such year, as approved by the Board of Directors. In addition, if aggregate actual Net EBITDA for fiscal 2002, 2003, 2004 and 2005 equals or exceeds aggregate annual budgeted EBITDA for such years, any outstanding principal amount of the loan and accrued interest thereon, will be forgiven as of March 15, 2006. The outstanding balance on the loan at December 31, 2002 was $1.5 million.

Pursuant to the Company's Supplemental Stock Purchase and Loan Program, Insignia has loans outstanding to seven employees, including three executive officers, of the Company. These loans were originally made in 1998 and 1999 for the purchase of 158,663 newly issued shares of Insignia's common stock at an average share price of approximately $12.18. The loans require principal and interest payments, at a fixed rate of 7.5%, in 40 equal quarterly installments ending December 31, 2009. The notes are secured by the common shares and are non-recourse to the employee except to the extent of 25% of the outstanding amount. At December 31, 2002 and 2001, the loans outstanding totaled $1,193,000 and $1,882,000, respectively, and are presented as a reduction of stockholders' equity in the Company's consolidated balance sheets.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

17. RELATED PARTY TRANSACTIONS (CONTINUED)

A director of Insignia is a partner in a law firm that represents Insignia or certain of its affiliates from time to time. The amount of fees paid by the Company to the firm during 2002, 2001 and 2000 totaled $1,363,000, $59,000 and $589,000, respectively.

18. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

ORDINARY COURSE OF BUSINESS CLAIMS

Insignia and certain subsidiaries are defendants in lawsuits arising in the ordinary course of business. Management does not expect that the results of any such lawsuits will have a significant adverse effect on the financial condition, results of operations or cash flows of the Company. All contingencies including unasserted claims or assessments, which are probable and for which the amount of loss can be reasonably estimated, are accrued in accordance with SFAS No. 5, Accounting for Contingencies.

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

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

18. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

INDEMNIFICATION (CONTINUED)

As of December 31, 2002, the Company was not aware of any matters that would give rise to a material claim under any warranties and indemnities.

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

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


18. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

OPERATING LEASES

The Company leases office space and equipment under noncancelable operating leases. Minimum annual rentals under operating leases for the five years ending after December 31, 2002 and thereafter are as follows:
                                                            AMOUNT
                                                      -------------------
                                                        (In thousands)

2003                                                      $     32,207
2004                                                            30,231
2005                                                            27,580
2006                                                            25,386
2007                                                            23,513
Thereafter                                                      68,163
                                                      -------------------
TOTAL MINIMUM PAYMENTS                                     $   207,080
                                                      ===================

Rental expense, which is recorded on a straight-line basis, was approximately $35,822,000 (2002) $29,282,000 (2001) and $26,579,000 (2000). Certain of the
leases are subject to renewal options and annual escalation based on the Consumer Price Index or annual increases in operating expenses.

CONVERTIBLE PREFERRED STOCK

Insignia has 375,000 shares, or $37.5 million, of convertible preferred stock outstanding to investment funds affiliated with Blackacre Capital Management. The convertible preferred stock includes 250,000 shares, or $25.0 million, of Series A, initially purchased in February 2000, and 125,000 shares, or $12.5 million, of Series B purchased in June 2002. The initial preferred originally carried a 4% annual dividend and was exchanged in June 2002 for Series A convertible preferred stock. The convertible preferred stock carries an 8.5% annual dividend (totaling approximately $3.2 million), payable quarterly at Insignia's option in cash or in kind. The Company paid cash dividends of approximately $1.8 million in 2002.

The convertible preferred stock has a perpetual term, although Insignia may call the preferred stock, at stated value, after June 7, 2005. Upon the dissolution, liquidation or winding up of the Company, the holders of Series A and Series B convertible preferred stock are entitled to receive the stated value of $100.00 per share (totaling $37.5 million (2002) and $25.0 million (2001)) plus accrued and unpaid dividends.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

18. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (CONTINUED)

STOCK REPURCHASE

At December 31, 2002 and 2001, Insignia held in treasury 1,502,600 repurchased shares of its Common Stock. Such shares were repurchased at an aggregate cost of approximately $16.2 million and are reserved for issuance upon the exercise of warrants granted in 2001 to certain executive officers, non-employee directors and other employees of the Company.

In July 2002, the Company authorized a stock repurchase program of up to $5.0 million, subject to compliance with all covenants contained within the Company's existing debt agreements. As of December 31, 2002, the Company had not initiated any stock repurchases under this authorization.

LIFE INSURANCE PROCEEDS

In October 2000, Insignia collected $20 million in life insurance proceeds from a "key man" insurance policy on the life of Edward S. Gordon, a member of the Company's Office of the Chairman. The policy was purchased in connection with Insignia's acquisition of Edward S. Gordon Incorporated in June 1996. Insignia incurred approximately $900,000 in obligations payable to Mr. Gordon's estate at the time of his death. The Company recognized the resulting income of $19.1 million in the third quarter of 2000.

19.      INDUSTRY SEGMENTS

As of December 31 2002, Insignia's operating activities encompassed two segments that include (i) commercial real estate services, including principal investment activities, and (ii) residential real estate services. In 2001 and 2000, the Company's operating activities included internet-based initiatives as a third segment. The Company's segments include businesses that offer similar products and services and are managed separately because of the distinction between such services. The accounting policies of the segments are the same as those used in the preparation of the consolidated financial statements.

The commercial segment provides services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development and re-development, consulting and other services. The commercial segment also includes the Company's principal real estate investment activities and fund management. Insignia's commercial segment is comprised of the operations of Insignia/ESG in the U.S., Insignia Richard Ellis in the U.K., Insignia Bourdais in France and other businesses in continental Europe, Asia and Latin America. The residential segment provides services including apartment brokerage and leasing, rental brokerage, property management and mortgage brokerage services and consists of the New York based operations of Insignia Douglas Elliman and Insignia Residential Group. The Company's unallocated administrative expenses and corporate assets, consisting primarily of cash and property and equipment, are included in "Other" in the segment reporting. The Company's internet-based initiatives launched in 1999 were terminated in 2001.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


19. INDUSTRY SEGMENTS (CONTINUED)

The following tables summarize certain financial information by industry segment:

YEAR ENDED DECEMBER 31, 2002                      COMMERCIAL     RESIDENTIAL       OTHER         TOTAL
-----------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
      REVENUES
         Real estate services                        $   577,544     $   133,691  $         -      $   711,235
         Property operations                               9,195            -              -             9,195
         Equity earnings in unconsolidated
            ventures                                       3,482            -              -             3,482
         Other income, net                                   589            -               204            793
                                                   --------------------------------------------------------------
                                                         590,810         133,691            204        724,705
                                                   --------------------------------------------------------------

       Operating income (loss)                            37,318           7,888        (14,229)        30,977

       OTHER INCOME AND EXPENSE:
         Interest income                                   2,300              15          1,636          3,951
         Interest expense                                   (474)            (16)        (8,380)        (8,870)
         Property interest expense                        (2,122)           -              -            (2,122)
                                                   --------------------------------------------------------------
       Income (loss) from continuing
          operations before income taxes             $    37,022   $       7,887    $   (20,973)   $    23,936
                                                   ==============================================================

        Total assets                                 $   724,330    $     62,604    $    85,905     $  872,839
        Real estate investments, net                     134,135             -             -           134,135
        Capital expenditures, net                          7,136           3,267           -            10,403


YEAR ENDED DECEMBER 31, 2001                          COMMERCIAL       RESIDENTIAL      INTERNET         OTHER          TOTAL
----------------------------------------------------------------------------------------------------------------------------------
      REVENUES
         Real estate services                        $    613,253    $    119,232 $         -    $          -     $    732,485
         Property operations                                3,969            -              -               -             3,969
         Equity earnings in unconsolidated ventures        13,911            -              -               -            13,911
         Other income, net                                  1,765            -              -                331          2,096
                                                   ------------------------------------------------------------------------------
                                                          632,898         119,232           -                331        752,461
                                                   ------------------------------------------------------------------------------

       Operating income (loss)                             43,244          (1,050)          -            (13,186)        29,008

       OTHER INCOME AND EXPENSES:
        Interest income                                     2,084              16           -              2,769          4,869
        Interest expense                                     (639)            (38)          -            (11,730)       (12,407)
        Property interest expense                          (1,744)           -              -               -            (1,744)
        Losses from internet investments                     -               -         (10,263)             -           (10,263)
        Other expenses                                       (661)           -              -               -              (661)
                                                   ------------------------------------------------------------------------------
       Income (loss) from continuing
          operations before income taxes             $     42,284    $     (1,072)    $ (10,263)     $    (22,147) $       8,802
                                                   ==============================================================================

Total assets                                         $    678,091    $    147,654     $   1,007      $     91,630  $     918,382
Real estate investments, net                               95,710            -               -              -             95,710
Capital expenditures, net                                  11,704           3,815            -                85          15,604

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


19. INDUSTRY SEGMENTS (CONTINUED)

YEAR ENDED DECEMBER 31, 2000                          COMMERCIAL     RESIDENTIAL      INTERNET         OTHER          TOTAL
---------------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
      REVENUES
         Real estate services                         $   639,447     $   134,095 $           -   $        -        $   773,542
         Property operations                                5,212           -                -             -              5,212
         Equity earnings in unconsolidated ventures         3,912           -                -             -              3,912
         Other income                                        -              -                -             1,365          1,365
                                                   ------------------------------------------------------------------------------
                                                       $  648,571     $   134,095 $          -     $       1,365     $  784,031
                                                   ------------------------------------------------------------------------------

       Operating income (loss)                             58,265           5,450        (18,456)        (15,050)        30,209

       OTHER INCOME AND EXPENSES:
         Interest income                                    2,316           -                464           4,456          7,236
         Interest expense                                  (1,032)            (48)          -            (10,665)       (11,745)
         Property interest expense                         (2,868)          -               -               -            (2,868)
         Losses from internet investments                    -               -           (18,435)           -           (18,435)
         Life insurance proceeds                             -               -              -             19,100         19,100
         Minority interest                                   -               -               900            -               900
                                                   ------------------------------------------------------------------------------
       Income (loss) from continuing
          operations before income taxes              $    56,681   $       5,402   $    (35,527)  $      (2,159)  $     24,397
                                                   ==============================================================================

Total assets                                          $   645,989    $    162,213   $     10,963   $     106,460   $    925,625
Real estate investments, net                              102,170            -               -              -           102,170
Capital expenditures, net                                  20,444           5,290            -                73         25,807

Certain geographic information is as follows:

                                          YEAR ENDED                     YEAR ENDED                    YEAR ENDED
                                       DECEMBER 31, 2002              DECEMBER 31, 2001             DECEMBER 31, 2000
                                 ------------------------------------------------------------------------------------------
                                                  LONG-LIVED                    LONG-LIVED                    LONG-LIVED
                                    REVENUES        ASSETS        REVENUES        ASSETS         REVENUES       ASSETS
                                 ------------------------------------------------------------------------------------------
United States                      $  539,889      $  343,072    $  631,986     $  339,619      $  637,067     $  274,652
United Kingdom                        121,746         115,029       105,896        106,701         133,809         90,781
France                                 43,058          30,189         -             12,800           -             -
Other countries                        20,012           8,631        14,579          8,603          13,155          3,639
                                 ------------------------------------------------------------------------------------------
                                   $  724,705      $  496,921    $  752,461     $  467,723      $  784,031     $  369,072
                                 ==========================================================================================

Long-lived assets are comprised of property and equipment, real estate investments, goodwill and acquired intangibles.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


20. FAIR VALUES OF FINANCIAL INSTRUMENTS

The fair value estimates of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. The carrying amount reported on the balance sheet for cash and cash equivalents approximates its fair value. Receivables reported on the balance sheet generally consist of property and lease commission receivables and various note receivables. The property and note receivables approximate their fair values. Lease commission receivables are carried at their discounted present value; therefore the carrying amount and fair value amount are the same. The carrying amounts for notes payable and real estate mortgage notes payable approximate their respective fair value because the interest rates generally approximate current market interest rates for similar instruments.

21. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                     2002
                                                   -------------------------------------------------------------------------
                                                                     FOURTH          THIRD         SECOND         FIRST
                                                       TOTAL        QUARTER         QUARTER        QUARTER       QUARTER
                                                   -------------------------------------------------------------------------
                                                                    (In thousands, except per share data)

Revenues                                          $   724,705       $   200,881   $   191,547      $   180,981   $   151,296
Income (loss) from continuing operations               13,217             6,334         4,116            3,175          (408)
Discontinued operations                                 4,918              --           4,653             --             265
                                                   -------------------------------------------------------------------------
 Income (loss) before cumulative effect of a
    change in accounting principle                     18,135             6,334         8,769            3,175          (143)
 Cumulative effect of a change in accounting
    principle                                         (20,635)             --            --               --         (20,635)
                                                   -------------------------------------------------------------------------
 Net (loss) income                                     (2,500)            6,334         8,769            3,175       (20,778)
                                                   =========================================================================

PER SHARE AMOUNTS:
Earnings per share - basic
Income (loss) from continuing operations          $      0.48       $      0.24   $      0.14      $      0.12   $     (0.03)
Discontinued operations                                  0.21           --               0.20          --               0.01
                                                   -------------------------------------------------------------------------
 Income (loss) before cumulative effect of a
    change in accounting principle                       0.69              0.24          0.34             0.12         (0.02)
 Cumulative effect of a change in accounting
    change in accounting principle                      (0.89)          --            --               --              (0.89)
                                                   -------------------------------------------------------------------------
 Net (loss) income                                      (0.20)             0.24          0.34             0.12         (0.91)
                                                   =========================================================================

Earnings per share - assuming dilution
Income (loss) from continuing operations                 0.47              0.24          0.14             0.12         (0.03)
Discontinued operations                                  0.21           --               0.20          --               0.01
                                                   -------------------------------------------------------------------------
 Income (loss) before cumulative effect of a
    change in accounting principle                       0.67              0.24          0.34             0.12         (0.02)
 Cumulative effect of a change in accounting
    principle                                           (0.87)          --            --               --              (0.88)
                                                   -------------------------------------------------------------------------
 Net (loss) income                                      (0.20)             0.24          0.34             0.12         (0.86)
                                                   =========================================================================

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


21. QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                                        2001
                                                    ----------------------------------------------------------------------------
                                                                       FOURTH           THIRD          SECOND          FIRST
                                                        TOTAL          QUARTER         QUARTER         QUARTER        QUARTER
                                                    ----------------------------------------------------------------------------
                                                                        (In thousands, except per share data)
Revenues                                            $   752,461       $   255,963    $   147,277    $   172,239    $   176,982
Income  (loss) from continuing operations                 5,721            12,648         (5,396)        (1,747)           216
Discontinued operations                                 (19,229)          (17,707)           926            302         (2,750)
                                                    ----------------------------------------------------------------------------
Net loss                                                (13,508)           (5,059)        (4,470)        (1,445)        (2,534)
                                                    ============================================================================

PER SHARE AMOUNTS:
Earnings per share - basic
   Income (loss) from continuing operations         $      0.21       $      0.55    $     (0.25)   $     (0.09)   $      0.00
   Discontinued operations                                (0.87)            (0.79)          0.04           0.01          (0.13)
                                                    ----------------------------------------------------------------------------
   Net loss                                               (0.66)            (0.24)         (0.21)         (0.08)         (0.13)
                                                    ============================================================================

Earnings per share - assuming dilution
   Income (loss) from continuing operations                0.20              0.50          (0.25)         (0.09)          0.00
   Discontinued operations                                (0.82)            (0.70)          0.04           0.01          (0.13)
                                                    ----------------------------------------------------------------------------
   Net loss                                               (0.62)            (0.20)         (0.21)         (0.08)         (0.13)
                                                    ============================================================================


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

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)

22. SUBSEQUENT EVENTS

PROPOSED CB RICHARD ELLIS MERGER

On February 17, 2003, Insignia entered into an Agreement and Plan of Merger (the "Merger Agreement") with CBRE Holding, Inc., CB Richard Ellis Services, Inc. ("CB") and Apple Acquisition Corp., a wholly owned subsidiary of CB, pursuant to which, upon the terms and subject to the conditions set forth therein, Apple Acquisition Corp. will be merged with and into Insignia (the "Merger"), with Insignia being the surviving corporation in the Merger and becoming a wholly owned subsidiary of CB. The Merger Agreement provides that Insignia's Certificate of Incorporation and the Bylaws of Apple Acquisition Corp. will be the Certificate of Incorporation and the Bylaws, respectively, of the surviving corporation. Under the Merger Agreement, at closing each share of common stock, par value $0.01 per share, of Insignia (the "Common Stock") will be converted into the right to receive $11.00 per share in cash (the "Common Merger Consideration"). In addition, Insignia has the right, but not the obligation, to sell certain real estate assets (excluding assets of the service businesses) prior to the closing of the Merger. If Insignia receives more than a specified amount of cash net proceeds (generally $45.0 million, net of expenses, plus any amounts contributed or transferred to the entities holding these assets between February 17, 2003 and the closing of the Merger) for these assets, the excess net cash proceeds will be paid to holders of Common Stock, options, warrants and unvested restricted stock as additional Common Merger Consideration, up to an additional $1.00 per share of Common Stock.

There can be no assurance that Insignia will sell any of these assets or, if it does, that it will receive more than the specified amount through the asset sales. Additional Common Merger Consideration above $11.00 per share will be determined based on a denominator of approximately 26,500,000 common shares, options, warrants and unvested restricted stock. As a result, excess net cash proceeds of approximately $6.6 million over the specified amount would be required for each additional $0.25 increment of Common Merger Consideration. Total net cash proceeds from asset sales necessary to achieve the maximum $1.00 of additional Common Merger Consideration would approximate $71.5 million.

The Merger Agreement further provides that all of Insignia's directors will resign immediately prior to the completion of the Merger. Following the Merger, Insignia will cease to be a reporting company under the Securities Exchange Act of 1934, as amended, and its Common Stock will cease to be traded on the New York Stock Exchange. Consummation of the Merger requires approval by Insignia's shareholders, CB's receipt of equity and debt financing, the receipt of regulatory approvals and other customary closing conditions. In connection with the Merger Agreement, several members of senior management of Insignia (who collectively own approximately 6.6% of voting common shares) entered into Voting Agreements with CB and Insignia (the "Voting Agreements"), pursuant to which these individuals agreed to vote their shares in favor of approving the Merger Agreement, the Merger and the other transactions contemplated by the Merger and the Merger Agreement and to vote their shares against any acquisition proposal from a third-party.

                         Insignia Financial Group, Inc.
             Notes to Consolidated Financial Statements (continued)


22. SUBSEQUENT EVENTS (CONTINUED)

PROPOSED CB RICHARD ELLIS MERGER (CONTINUED)

In early 2003, Insignia sold two minority-owned assets in the ordinary course of business and continues to consider or explore potentially selling certain other existing real estate investments, as permitted by the Merger Agreement, in an effort to provide additional Common Merger Consideration to the holders of Common Stock, options, warrants and unvested restricted stock. Due to the limited time available to market such investment assets for potential sale prior to the closing of the Merger, which is expected to occur no later than July 14, 2003, there can be no assurances that any asset sales would not result in losses.

In the event that the proposed Merger is consummated, Blackacre has agreed to the conversion of the convertible preferred stock into a cash amount equal to the stated value of $100.00 per share plus accrued and unpaid dividends. In addition, borrowings under the subordinated credit agreement would be repaid and the credit agreement terminated simultaneous with the closing of the Merger.

SALE OF INSIGNIA RESIDENTIAL GROUP AND INSIGNIA DOUGLAS ELLIMAN

On March 14, 2003, Insignia completed the sale of its New York-based residential businesses, Insignia Residential Group and Insignia Douglas Elliman, to Montauk Battery Realty, LLC. The financial terms of the sale included the payment of $66.75 million to Insignia at closing and a potential additional $1.0 million receivable one year from closing. In addition, the buyer acceded to additional contingent earnout obligations of Insignia Douglas Elliman totaling up to $4.0 million, depending on the future performance of the business. Insignia will discontinue the operations of these businesses for financial reporting purposes in the first quarter of 2003. These residential businesses collectively produced service revenues in 2002, 2001 and 2000 of $133.7 million, $119.2 million and $134.1 million, respectively. Simultaneous with closing, Insignia paid down $67.0 million on its senior revolving credit facility, decreasing outstanding borrowings to $28.0 million.