Form 10-K/A
period 2002-12-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2003-04-29
CIK 1067462

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. { X }

At June 30, 2002 there were 23,169,503 shares of common stock outstanding. Based on the reported closing price of $9.72 per share on the New York Stock Exchange on such date, the aggregate market value of common stock held by non-affiliates of the Registrant was approximately $206 million.


================================================================================

                                    PART III

     The Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 21, 2003 (the "Form 10-K"), of Insignia Financial Group, Inc. ("Insignia" or the Company"), is hereby amended to include the following items. Capitalized terms which are not defined herein have the same meanings ascribed thereto in the Form 10-K.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following provides information about each director of Insignia as of April 15, 2003. Information about Insignia's executive officers is included in
Item 1 of the Form 10-K.

ANDREW L. FARKAS

     Andrew L. Farkas, 42, has been a director and Chairman of Insignia since its inception in May 1998 and Chief Executive Officer of Insignia since August 1998. Mr. Farkas served as a director of the Company's former parent from its inception in August 1990 until the AIMCO merger in September 1998 and as Chairman and Chief Executive Officer of the former parent from January 1991 until September 1998. Mr. Farkas also served as Chairman of the Board of Trustees of Insignia Properties Trust, a publicly traded real estate investment trust ("REIT") subsidiary of the former parent, from December 1996 until February 1999 (when it was merged into AIMCO) and as Chief Executive Officer of Insignia Properties Trust from December 1996 until September 1998.

STEPHEN B. SIEGEL

     Stephen B. Siegel, 58, has been a director of Insignia since its inception in May 1998 and President of Insignia since August 1998 and is Chairman and Chief Executive Officer of Insignia/ESG. Mr. Siegel served as President of the Edward S. Gordon Company Incorporated (now Insignia/ESG) from June 1992 to May 1998. Mr. Siegel is a director of Liberty Property Trust, a REIT.

ALAN C. FROGGATT

     Alan C. Froggatt, 53, has been a director of Insignia since March 2001. Mr. Froggatt is Chief Executive Officer of Insignia's European Operations and is Chief Executive of Insignia Richard Ellis. Richard Ellis Group Limited, one of the United Kingdom's leading property service firms, was acquired by Insignia in February 1998. Mr. Froggatt joined Richard Ellis Group Limited in 1971, becoming a Partner in 1984. Mr. Froggatt became Managing Partner of that firm in 1995 and Chief Executive following its incorporation in 1997.

ROBERT G. KOEN

     Robert G. Koen, 56, has been a director of Insignia since its inception in May 1998. Since February 1996, Mr. Koen has been a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, LLP, which represents Insignia and certain of its affiliates from time to time.

ROBIN L. FARKAS

     Robin L. Farkas, 69, has been a director of Insignia since its inception in May 1998. Mr. Farkas is currently a self-employed private investor. From March 1994 to March 1995, Mr. Farkas was Chairman of the Dormitory Authority of the State of New York, and from 1984 until 1993 Mr. Farkas was the Chairman of the Board and Chief Executive Officer of Alexander's Inc., a real estate company. He is also a director of REFAC Technology, a company engaged in the licensing of intellectual property rights and product design and development, and Chairman and a director of ICF Ventures LLC, a venture capital firm investing in India. Mr. Farkas is the father of Andrew L. Farkas.

ROBERT J. DENISON

     Robert J. Denison, 61, has been a director of Insignia since its inception in May 1998. Mr. Denison has been General Partner of First Security Company II, L.P., an investment advisory firm, for more than the past five years.

H. STRAUSS ZELNICK

     H. Strauss Zelnick, 45, has been a director of Insignia since August 1998. Mr. Zelnick is a media and entertainment executive with experience in the television, video, motion picture, entertainment software and recorded music industries. He is a principal of ZelnickMedia Corporation, and Chairman of Nippon Columbia Co., Ltd. Mr. Zelnick was President and Chief Executive Officer of BMG Entertainment, a division of Bertelsmann AG, from July 1998 through December 2000. Mr. Zelnick was President and Chief Executive Officer of BMG Entertainment North America, a division of BMG Entertainment, from January 1995 to June 1998. Prior to joining BMG Entertainment, Mr. Zelnick was President and Chief Executive Officer of Crystal Dynamics, a supplier of video game software, from 1993 to 1994, and prior to that he was President and Chief Operating Officer of Twentieth Century Fox. Mr. Zelnick is a director of On2.com, a provider of audio-visual encoding software.

STEPHEN M. ROSS

     Stephen M. Ross, 62, has been a director of Insignia since May 2001. Mr. Ross is the Chairman, Chief Executive Officer and managing general partner of The Related Companies, L.P., a real estate firm with divisions specializing in development, acquisitions, financial services and property management. Mr. Ross founded the company in 1972.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table and the notes thereto sets forth certain information concerning compensation earned or paid to Insignia's Chief Executive Officer and each of the four other most highly compensated executive officers serving as such at December 31, 2002 (the "Named Executive Officers") for services rendered to the Company during each of the past three fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                                              LONG-TERM COMPENSATION
                                                               ANNUAL COMPENSATION                    AWARDS
                                                    ---------------------------------------  -----------------------
                                                                                            RESTRICTED  SECURITIES
                                                                              OTHER ANNUAL     STOCK    UNDERLYING     ALL OTHER
            NAME AND PRINCIPAL POSITION               SALARY      BONUS (1)   COMPENSATION  AWARDS ($)  OPTIONS (#)   COMPENSATION
--------------------------------------------        ----------  ------------ -------------  ---------- ----------- -----------------
       Andrew L. Farkas                      2002  $ 1,000,000 $ 1,500,000    $ 63,173(2)     ----       ----      $ 1,533,246(3)
         Chairman of the Board of Directors  2001    1,000,000   2,200,000      59,922(2)     ----       ----        1,060,601(4)
          and Chief Executive Officer        2000    1,000,000   4,000,000        ----        ----     1,000,000       775,596(5)

       Stephen B. Siegel                     2002  $ 1,000,000 $   750,000    $   ----        ----       ----      $ 3,930,254(3)(6)
         Director and President; Chairman    2001    1,000,000   1,000,000        ----        ----       ----        3,770,536(4)(6)
         and Chief Executive Officer of      2000    1,000,000   4,000,000        ----        ----       ----        1,983,593(5)(6)
          Insignia/ESG, Inc.

       Frank M. Garrison                     2002  $   500,000 $   150,000    $   ----        ----       100,000   $ 2,465,139(3)(7)
         Office of the Chairman and          2001      500,000     200,000        ----        ----       ----        2,532,290(4)(7)
         President of Insignia Financial     2000      500,000     800,000        ----        ----       200,000     1,425,250(5)(7)
         Services, Inc.

       Ronald Uretta                         2002  $   600,000 $   200,000    $   ----        ----       ----      $ 1,714,597(3)(7)
         Chief Operating Officer and         2001      500,000     400,000        ----        ----       ----        2,246,992(4)(7)
         Treasurer, President of             2000      500,000     900,000        ----        ----       200,000     1,315,620(5)(7)
         Insignia/ESG, Inc. and President
         of Insignia Residential Group, Inc.

       James A. Aston                        2002  $   550,000 $   200,000    $   ----        ----       ----      $ 1,685,609(3)(7)
         Chief Financial Officer             2001      500,000     200,000        ----        -----      ----        2,260,680(4)(7)
                                             2000      500,000     800,000        ----        ----       200,000     1,312,827(5)(7)

----------------

(1) Annual bonus awards for the Named Executive Officers have been established by the Compensation Committee of the Company's Board of Directors and are determined by reference to separate financial hurdles. For 2002, the initial hurdle with respect to Messrs. Farkas, Garrison and Aston was earnings per share of $0.81 (before the cumulative effect of changes in accounting principles), with higher hurdles through $1.10 per share coupled with a 10% increase in stock price. For 2002, the initial hurdle for Messrs. Siegel and Uretta was earnings before taxes and intangible amortization from service operations of $34,744,000. In all instances, the earnings hurdles are based on actual results achieved by the Company, adjusted to exclude the impact of capital transactions, including without limitation, acquisitions, the entry into new businesses and debt or equity financings. For 2002, the first financial hurdle was met with respect to each of the Named Executive Officers resulting in the bonus amounts shown in the table above. The performance hurdles for the second and third bonus targets were not met. In respect of 2001, the compensation committee awarded discretionary non-deductible bonuses of $700,000 to Mr. Farkas and $200,000 to Mr. Uretta beyond those provided for in the performance based awards. The $700,000 bonus paid to Mr. Farkas was mistakenly characterized in the 2002 Proxy Statement as a reimbursement of expenses for the use by Insignia of a boat owned by Mr. Farkas.

(2) With respect to 2002, includes personal use of a company automobile of $46,509 and personal aircraft usage of $13,241. With respect to 2001, includes personal aircraft usage of $50,300.

(3) Includes incentive payments (the right to which vested over time) made by Insignia to, and proceeds with respect to previously granted equity interests received by, each of the Named Executive Officers in connection with proceeds from real estate investments, investments in entities owning primarily securitized debt instruments and other real estate related investments. The amount of such incentive payments and proceeds with respect to previously granted equity interests paid to the Company's Named Executive Officers was as follows: (i) Mr. Farkas: $1,055,787; (ii) Mr.
     Siegel: $692,088; (iii) Mr. Garrison: $1,169,925; (iv) Mr. Uretta:
     $570,322; and (v) Mr. Aston: $570,354. Also includes contractual payments in connection with the sale of Realty One, the Company's single family brokerage business sold in January 2002, as follows:

     (i) Mr. Farkas: $297,500; (ii) Mr. Garrison: $148,750; (iii) Mr. Uretta:
     $148,750; and (iv) Mr. Aston: $148,750. With respect to Mr. Uretta, also includes a credit to the account of Mr. Uretta of $29,020 under Insignia's non-qualified 401(k) Restoration Plan. With respect to Mr. Farkas and Mr. Garrison, also includes non-deductible bonuses of $179,959 paid to each pursuant to their employment agreement amendments.

(4) Includes incentive payments (the right to which vested over time) made by Insignia to, and proceeds with respect to previously granted equity interests received by, each of the Named Executive Officers in connection with proceeds from real estate investments, investments in entities owning primarily securitized debt instruments and other real estate related investments. The amount of such incentive payments and proceeds with respect to previously granted equity interests paid to the Company's Named Executive Officers was as follows: (i) Mr. Farkas: $1,060,601; (ii) Mr.
     Siegel: $319,797; (iii) Mr. Garrison: $1,616,966; (iv) Mr. Uretta:
     $1,314,296; and (v) Mr. Aston: $1,345,356. With respect to Mr. Siegel and Mr. Uretta, also includes a credit to the accounts of Messrs. Siegel and Uretta of $129,196 and $17,372, respectively, under Insignia's non-qualified 401(k) Restoration Plan.

(5) Includes incentive payments (the right to which vested over time) made by Insignia to, and proceeds with respect to previously granted equity interests received by, each of the Named Executive Officers in connection with proceeds from real estate investments, investments in entities owning primarily securitized debt instruments and other real estate related investments. The amount of such incentive payments and proceeds with respect to previously granted equity interests paid to the Company's Named Executive Officers was as follows: (i) Mr. Farkas: $569,114; (ii) Mr.
     Siegel: $157,089; (iii) Mr. Garrison: $662,025; (iv) Mr. Uretta: $526,915;
     and (v) Mr. Aston: $526,915. Also includes the aggregate value at the grant date of incentive awards consisting of equity interests in limited partnerships, limited liability companies, and a private debt investment fund granted to the Named Executives, as follows: (i) Mr. Farkas: $154,613;
     (ii) Mr. Siegel: $12,113: (iii) Mr. Garrison: $662,025; (iv) Mr. Uretta:
     $526,915; and (v) Mr. Aston: $526,915. With respect to Messrs. Farkas, Siegel, Uretta and Aston, also includes a credit to their respective accounts, as follows: (i) Mr. Farkas: $51,869; (ii) Mr. Siegel: $62,017:
     (iii) Mr. Uretta: $37,467; and (iv) Mr. Aston: $34,674 under Insignia's non-qualified 401(k) Restoration Plan.

(6) With respect to 2002, includes $2,987,832 in commissions and advances on commissions and forgiveness of principal in the amount of $166,667 and interest in the amount of $83,667 on loans from Insignia. With respect to 2001, includes $2,889,027 in commissions and advances on commissions and forgiveness of principal in the amount of $333,333 and interest in the amount of $99,183 on loans from Insignia. With respect to 2000, includes $1,152,624 in commissions and advances on commissions and forgiveness of principal in the amount of $500,000 and interest in the amount of $99,750 on loans from Insignia. Forgiveness of loans was made in accordance with objective criteria established at the time the loans were made.

(7) Includes payments to Messrs. Garrison, Uretta and Aston received in respect of contingent payment awards from the profits of certain real estate investments retained by the Company's former parent (merged into Apartment Investment and Management Company ("AIMCO") in October 1998) and awarded to them while they were executive officers of the former parent. In the Company's spin-off from its former parent in September 1998, AIMCO and the Company agreed that AIMCO would, upon receipt of proceeds from the sale of these assets, calculate the incentives that would have been due, if any, and remit all amounts payable to these persons to the Company, and that the Company would then distribute such amounts to the executive officers. The Company has received certain amounts from AIMCO with respect to these contingent payments and has paid, on a deferred basis together with interest at the Company's cost of funds (approximately 5.25% at December 31, 2002) for the periods during which the Company held such amounts, to each of Messrs. Garrison, Uretta and Aston the following amounts: (i) $966,505 in 2002; (ii) $915,324 in 2001; and (iii) $739,125 in 2000. In
     January 2003, final payments of approximately $1,010,000 were made under this deferred compensation arrangement to each of Messrs. Garrison, Uretta and Aston.

OPTION GRANTS DURING 2002

     The following table and notes thereto sets forth information concerning stock options granted by Insignia during fiscal 2002 to each of the Named Executive Officers.


                          OPTION GRANTS IN FISCAL 2002

                                      INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------    POTENTIAL REALIZABLE VALUE
                                                                                                 AT ASSUMED ANNUAL RATES
                                                                                                         OF STOCK
                                             % OF TOTAL                                               PRICE APPRECIATION
                                               OPTIONS                                                       FOR
                                             GRANTED TO      EXERCISE OR BASE                          OPTION TERMS (C) (D)
                           OPTIONS GRANTED   EMPLOYEES IN    PRICE ($/SHARE)     EXPIRATION   ---------------------------
NAME                             (#)        FISCAL YEAR (A)        (B)              DATE           5%              10%
-----------------------   ----------------- ---------------  ----------------  -------------  -------------   -----------
Andrew L. Farkas                 --               --               --               --              --             --
Stephen B. Siegel                --               --               --               --              --             --
Frank M. Garrison              100,000           34.4%           $10.69           10/4/07        $ 363,562      $824,799
Ronald Uretta                    --               --               --               --              --             --
James A. Aston                   --               --               --               --              --             --

------------------------

(a) During the year ended December 31, 2002, stock options representing an aggregate of 290,000 shares of Insignia's common stock were issued to all employees as a group.

(b) Exercise prices represent the fair market value, as determined by the Board of Directors, on April 4, 2002, the date of grant. The exercise price may be paid in cash, in shares of common stock valued at fair market value on the date of exercise, or a combination thereof.

(c) The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of common stock price.

(d) All options become exercisable in five equal annual installments commencing the year following the date of grant. Such options would immediately vest in the event of a termination of employment for any reason other than a termination for cause or voluntary termination, including, but not limited to a death or disability termination event, termination without cause or in the event of the occurrence of an Extraordinary Transaction, an Influence Change Event or an Extraordinary Stock Event (as such terms are defined in Mr. Garrison's employment agreement), such as the proposed acquisition of Insignia by CBRE Holding, Inc..

OPTION EXERCISES AND VALUES FOR FISCAL 2002

     The following table and notes thereto provides information concerning options and warrants exercised in 2002 by the Named Executive Officers and the value of such officers' unexercised options and warrants at December 31, 2002.


                 AGGREGATED OPTION EXERCISES IN FISCAL 2002 AND
                          FISCAL YEAR-END OPTION VALUES

                                                                                                    VALUE OF UNEXERCISED
                                                                   NUMBER OF SECURITIES                 IN-THE-MONEY
                                                                  UNDERLYING UNEXERCISED                 OPTIONS AT
                                                             OPTIONS AT FISCAL YEAR-END(#)(a)     FISCAL YEAR-END($)(a)(b)
                                                             --------------------------------   ----------------------------
                           SHARES ACQUIRED   VALUE REALIZED
          NAME             ON EXERCISE(#)         ($)          EXERCISABLE    UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
------------------------  ----------------  ----------------  -------------  ----------------  -------------  ---------------
Andrew L. Farkas                 __                __          1,012,230          37,770             __             __

Stephen B. Siegel                __                __            155,633          20,000             __             __

Frank M. Garrison                __                __            234,600         115,400             __             __

Ronald Uretta                    __                __            234,600          15,400             __             __

James A. Aston                   __                __            234,600          15,400             __             __

(a)  Includes warrants.

(b) Calculated using the closing price of $7.25 per share of the Company's common stock on December 31, 2002, less the option or warrant exercise price. The exercise prices of all such options and warrants are greater than $7.25 per share.


COMPENSATION RELATING TO INSIGNIA'S EQUITY INVESTMENTS AND OTHER INTERESTS IN REAL ESTATE

     Insignia has historically operated an equity investment program that identifies investment opportunities for various clients. Pursuant to such equity investment program, Insignia has invested alongside those clients or, in limited instances, by itself, in the acquisition, development and/or operation of qualifying real estate and real estate-related assets. In connection with this equity investment program, selected employees of Insignia, including Messrs. Farkas, Siegel, Garison, Uretta and Aston, received incentive awards tied to the success of Insignia's investments in real estate and real estate related assets. An award is made in the form of either (i) a letter agreement pursuant to which Insignia agrees to pay to the recipient a specified percentage of a portion of the proceeds as and when received by Insignia in respect of the applicable investment asset, subject to vesting and other eligibility criteria, or (ii) a direct or indirect assignment by Insignia of a portion of Insignia's equity interest in the applicable investment asset, subject to forfeiture by the recipient of all or a portion of that interest back to Insignia under certain circumstances.

     These incentive awards were granted subject to asset performance and vesting provisions established on an investment-by-investment basis. Generally, however, they entitle the Insignia employees, including the Named Executive Officers, to receive approximately 50%, in the aggregate, of the cash proceeds otherwise receivable by Insignia in respect of its equity investments in the related investment assets, but only after Insignia has received a return of its invested capital plus a 10% annual return on its invested capital, which is determined on an investment-by-investment basis. In certain cases, further grants ranging from 5% to 10% of these proceeds may be made available to Insignia's employees based on a number of factors, including the degree of success of a particular investment.

     In the case of the awards relating to Insignia's equity investments in the two private investment funds sponsored and managed by Insignia, Insignia Opportunity Partners and Insignia Opportunity Partners II, L.P., Insignia employees, including the Named Executive Officers, are entitled to receive, respectively, 60% and 55%, in the aggregate, of the cash proceeds Insignia is entitled to receive under the fund partnership agreements in respect of its "promotional" or "over-ride" equity interests in those funds, which are the incentive equity interests Insignia receives for serving as the general partner of those funds. However, the recipients of the awards relating to those two funds are not entitled to receive any portion of Insignia's capital invested in those funds or any profits on those capital investments. The incentive awards granted to Messrs. Farkas, Siegel, Garrison, Uretta and Aston with respect to each investment asset generally approximates 25%, in the aggregate, except that the incentive interests in Insignia Opportunity Partners is 47.5%, in the aggregate, and in Insignia Opportunity Partners II, L.P. is 41.75%, in the aggregate.

     The incentive awards granted to Messrs. Farkas, Siegel, Garrison, Uretta and Aston with respect to an investment generally approximates 25% of the amount of cash proceeds for each investment in excess of Insignia's invested capital and a 10% preferred return thereon otherwise receivable by Insignia. However, the aggregate incentive awards granted to Messrs. Farkas, Siegel, Garrison, Uretta and Aston with respect to Insignia's "promote" or "over-ride" interests with respect to investments, including without limitation the Insignia Opportunity Partners and Insignia Opportunity Partners II, L.P. investment funds, generally are greater than 25% and some are as high as 47.5% of the amount of cash proceeds otherwise receivable by Insignia only from such "promote" or "over-ride" interests. In 2002, Insignia's investments in the equity investment program yielded aggregate cash proceeds of $44.6 million, of which $8.1 million was paid or accrued to employees who held incentive awards or were granted incentive awards at the time of the realization of the proceeds and $36.5 million was paid to Insignia. In some instances, selected employees of Insignia, including Messrs. Farkas, Siegel, Garrison, Uretta and Aston, are offered the opportunity to invest on the same basis as third-party investors.

     For fiscal 2002, 2001 and 2000, Messrs. Farkas, Siegel, Garrison, Uretta and Aston were granted payment rights and/or equity interests in five, four and fifteen of such investments, respectively, under the equity investment program in which Insignia invested (or has agreed to invest or provided guarantees for) an aggregate of $4.6 million, $1.8 million and $13.5 million, respectively. The aggregate value of these equity interests at the time of grant is included in the Summary Compensation Table above.

     In addition to these grants of payment rights and/or equity interests, in fiscal 2002, 2001 and 2000, incentive payments with respect to payment rights were made by Insignia to, and proceeds with respect to equity interests were received by, each of Messrs. Farkas, Siegel, Garrison, Uretta and Aston in connection with dispositions of assets or entities in such program, which payments are identified and quantified in the Summary Compensation table and the notes thereto.

COMPENSATION OF DIRECTORS

     Directors who are also officers of Insignia do not receive any fee or remuneration for services as members of the Insignia Board. During 2002, each of Insignia's directors who is not an employee of Insignia received a fee of $50,000 per year for serving as a director. Beginning in 2003, Insignia's directors who are not employees of Insignia also receive $10,000 per year for serving on a Committee of the Board of Directors and a further $5,000 per year for serving as Chairman of a Committee.

     Each director who was not a full-time employee of Insignia is also eligible to participate in Insignia's 1998 Stock Incentive Plan, as amended and restated, which provides for each non-employee director to receive at the time of his initial election an option to purchase 20,000 shares of Insignia's common stock, a portion of which is exercisable the year after the grant, and to receive an additional option each year thereafter (on the first day of the first month following the annual shareholder meeting) to purchase 2,000 shares, in each case, having an exercise price per share equal to the fair market value per share of Insignia's common stock.

SPECIAL COMMITTEE COMPENSATION

     Robert J. Denison, Stephen M. Ross and H. Strauss Zelnick, the three members of the Special Committee, each received compensation of $70,000 in connection with serving on the Special Committee. Of such amount, $35,000 was paid in the fourth quarter of 2002 and the remainder was paid in February 2003.

EMPLOYMENT AGREEMENTS AND COVENANTS NOT TO COMPETE

     Set forth below is a description of the employment agreements between Insignia and each of the Named Executive Officers.

Andrew L. Farkas

     Andrew L. Farkas is employed by Insignia under an employment agreement, as amended, which provides for him to serve as Chairman of the Board of Directors and Chief Executive Officer until December 31, 2005, or such earlier date as provided therein. Mr. Farkas's employment agreement provides for an annual salary of $1,000,000, subject to such discretionary increases as may be determined by the Insignia Board of Directors. In addition, Mr. Farkas may receive (i) an annual performance bonus of up to $4,000,000 under the Incentive Plan (if the Incentive Plan is approved by the

Company's Shareholders), based on Mr. Farkas's percentage participation in the cash incentive pool generated under the Incentive Plan and the Company's performance against objectives determined by the Compensation Committee of the Board of Directors in accordance with the Incentive Plan, and (ii) an annual discretionary bonus which the Compensation Committee may elect to pay Mr. Farkas in such amount as it may determine to be appropriate. Mr. Farkas also is entitled to certain perquisites. Mr. Farkas may elect to convert his employment agreement into a consulting agreement with Insignia on substantially the same terms as the employment agreement (except that Mr. Farkas shall cease to be an officer and director of Insignia) if (a) without the prior written consent of Mr. Farkas, his title, powers or duties within Insignia have been substantially diminished, other than as a result of a termination by the Company for cause, or
(b) an Influence Change Event (as defined in Mr. Farkas's employment agreement) occuring after or in connection with and Extraordinary Transaction (as defined in Mr. Farkas's employment agreement), an Extraordinary Stock Event (as defined in Mr. Farkas's employment agreement), or a Material Asset Disposition (as defined in Mr. Farkas's employment agreement).

     Under his employment agreement, in January 2000 Mr. Farkas was granted options and warrants exercisable for an aggregate of 1,000,000 shares of common stock at an exercise price of $8.00 per share. During the term of his employment agreement, Mr. Farkas will continue to participate in Insignia's equity investment program on the basis determined by the Compensation Committee. See "Compensation Relating to Insignia's Equity Investments and Other Interests in Real Estate" for a summary of Insignia's equity investment program.

     Mr. Farkas's employment agreement also provides that he is eligible to receive a performance-based bonus under the Incentive Plan in the amount of $2,000,000, payable (if earned) out of Insignia's "promotional" or "over-ride" interests in Insignia Opportunity Partners and/or Insignia Opportunity Partners II, L.P., as more fully described under "Compensation Relating to Insignia's Equity Investments in Real Estate." Of such amount, $179,959 had been paid as of March 31, 2003. Payment of the remaining $1,820,041 to Mr. Farkas is dependent upon the achievement of certain performance goals for the calendar year 2003 under the Incentive Plan (if the Incentive Plan is approved by the Company's shareholders). The performance goal for this bonus is 10% of the Company's EBITDA, as defined in the Incentive Plan, for calendar year 2003 (not to exceed $18,200,410). Not withstanding the above, in the event of an Extraordinary Transaction (as defined in Mr. Farkas's employment agreement), such as the proposed acquisition of Insignia by CBRE Holding, Inc., prior to the end of the 2003 calendar year, Mr. Farkas shall be entitled to receive the full $1,820,041 at the time of the Extraordinary Transaction.

     Mr. Farkas has agreed that for one year after the cessation of his employment with Insignia, he will not, if such action would have a material adverse effect on Insignia, in direct competition with Insignia, solicit business from any of Insignia's customers or clients with whom he has had "material contact" (as defined in the employment agreement) during the 12 month period preceding the date of cessation of his employment and he will neither solicit Insignia's employees to work for any direct competitor of Insignia for two years after the cessation of this employment with Insignia, nor interfere with any contracts that exist between Insignia and any customers or clients as of the effective date of the his employment agreement.

     Mr. Farkas's employment will be terminated if Mr. Farkas is disabled during his employment with Insignia, whereupon Insignia will pay him 75% of his then-current base salary for a period of time equal to twice the remaining term under the employment agreement immediately prior to his termination (but not less than four years). If Mr. Farkas dies during the term of his employment agreement, Insignia will pay to his estate his then-current base salary through the expiration date of his employment agreement. In addition, if Mr. Farkas dies, is disabled or is terminated without cause during the term of the employment agreement, Insignia will continue to pay all perquisites to which Mr. Farkas is entitled and will pay all bonuses to be paid to Mr. Farkas upon the occurrence of a significant event or transaction (involving Insignia) or the disposition (by Insignia of a significant amount of its assets) to Mr. Farkas or his estate if the significant event or transaction or the material asset disposition giving rise to such payment occurs, or a definitive agreement regarding such event has been executed (a) before or within 180 days after the termination of Mr. Farkas's employment due to his death, (b) before or within 185 days after the termination of Mr. Farkas's employment due to his disability or (c) before the expiration date of his employment agreement in the event Mr. Farkas's employment is terminated without cause. Following cessation of employment with Insignia for any reason, Mr. Farkas will be entitled to continue, at his sole cost, any and all life insurance policies on his life then maintained by Insignia and to purchase from or through Insignia, at his sole cost, individual and dependent health care insurance coverage.

     Mr. Farkas's employment agreement provides that upon the occurrence of a significant event or transaction involving Insignia, including, but not limited to, any change of control (as defined in the employment agreement) of Insignia, such as the proposed acquisition of Insignia by CBRE Holding, Inc., Insignia will be required to pay to Mr. Farkas an amount equal to 1.0% of the total equity market capitalization of Insignia on the date the significant event or transaction occurs. Upon the occurrence of a significant event or transaction (whether or not resulting in the termination of Mr. Farkas's employment), and/or upon termination for any reason, including Mr. Farkas's death but excluding termination for cause or voluntary termination by Mr. Farkas, all options and warrants, all grants of equity participation (see "Compensation Relating to Insignia's Equity Investments and Other Interests in Real Estate") granted to Mr. Farkas will vest immediately and be exercisable. The employment agreement also provides that if Insignia enters into a transaction resulting in (i) a majority of the equity interest in Insignia being beneficially owned by a person or persons who is not an affiliate of Insignia, or (ii) a material asset disposition, Insignia will pay to Mr. Farkas a cash bonus equal to 1.0% of the consideration received by Insignia or its stockholders as a result of such material asset disposition.

     To the extent Mr. Farkas would be subject to the excise tax under Section 4999 of the Internal Revenue Code on amounts or benefits to be received from Insignia required to be included in the calculation of parachute payments for purposes of the Internal Revenue Code, the amounts of any such payments will be automatically reduced to an amount one dollar less than an amount that would subject Mr. Farkas to the excise tax under Section 4999 of the Internal Revenue Code, provided that the automatic reduction would apply only if the reduced payments received by Mr. Farkas (after taking into account further reductions for applicable taxes) would be greater than his unreduced payments, after applicable taxes.

Stephen B. Siegel

     Stephen B. Siegel is employed by Insignia and its subsidiary, Insignia/ESG, pursuant to an employment agreement, as amended, which provides for him to serve as President of Insignia and Chairman and Chief Executive Officer of Insignia/ESG until December 31, 2005, subject to earlier termination or extension as provided in the agreement. The employment agreement provides that Mr. Siegel is to receive (i) a base annual salary of $1,000,000, (ii) 30% of all commission revenues earned, received and retained by Insignia/ESG in respect of transactions as to which Mr. Siegel has rendered services recognized by Insignia/ESG, and (iii) 50% of all net commissions in respect of agency transactions as to which Mr. Siegel has rendered services recognized by Insignia/ESG. The employment agreement also provides that Mr. Siegel will receive, for each year or part thereof during the employment term, an amount (up to a maximum of $400,000 annually) equal to 0.6% of the gross commissions earned, received and retained by Insignia/ESG, but only to the extent that Insignia/ESG and all of its wholly-owned subsidiaries meet or exceed its annual EBITDA (as defined below) budget, as established by the Compensation Committee, after reduction for all bonus compensation paid to employees of Insignia/ESG (including the imputed bonus of Mr. Siegel), all Insignia/ESG overhead allocations and all other compensation paid to Mr. Siegel, which annual EBITDA budget will be increased by the Compensation Committee for each subsequent year by an amount of no less than 10% of the annual EBITDA budget for the immediately preceding year. "EBITDA" means earnings before interest, taxes, depreciation and amortization, computed in accordance with generally accepted accounting principles, consistently applied. The employment agreement further provides that Mr. Siegel will receive for each year an annual bonus of up to $2,500,000 under the Incentive Plan (if the Incentive Plan is approved by the Company's shareholders) based upon Mr. Siegel's percentage participation in the cash incentive pool generated under the Incentive Plan and the Company's performance against objectives determined by the Compensation Committee in accordance with the Incentive Plan.

     In addition, upon the consummation of a transaction resulting in a change in the ownership of a majority of the issued and outstanding shares of Insignia common stock and a change in the majority of the Insignia Board of Directors, Mr. Siegel is entitled to receive a payment in the amount of 0.5% of the consideration received by Insignia or its stockholders as direct result of such transaction (excluding the assumption or repayment of debt or other liabilities), which payment is required to be made upon the earlier of the involuntary termination of Mr. Siegel's employment with Insignia other than for cause, or the expiration of the term of his employment agreement.

     Finally, in 2002, Mr. Siegel's $50,000 monthly advance payments were eliminated and replaced with an additional 20% commission on net and promotional commission revenue earned by Insignia, subject to a maximum of $50,000 in extra commissions per month to Mr. Siegel. Any extra commission amounts earned by Mr. Siegel in excess of the $50,000 monthly maximum are carried forward to subsequent months in which the $50,000 maximum is not reached by Mr. Siegel. All of these extra commissions are recoupable from Mr. Siegel's annual bonus, equity investment program payments and other amounts payable to Mr. Siegel in respect of the calendar year in which the extra commissions were paid (other than base salary). If such amounts are not sufficient to fully recoup the extra commission amounts paid to Mr. Siegel, Mr. Siegel will not be obligated to repay those amounts to Insignia. Any extra commissions paid in a calendar year will be forfeited and repaid if Mr. Siegel terminates or resigns his employment voluntarily or is terminated by the Company or Insignia/ESG for cause.

     Insignia/ESG has purchased, at Insignia/ESG's expense, term life insurance on the life of Mr. Siegel with a death benefit of $5,000,000, the beneficiaries of which are designated by Mr. Siegel.

     Mr. Siegel's employment agreement provides that Mr. Siegel will not compete with either Insignia or Insignia/ESG for two years after the termination of the employment agreement. If Mr. Siegel is terminated without cause, Mr. Siegel may elect to observe the non-compete agreement and receive the compensation provided for in his employment agreement until December 31, 2005 or to accept other employment that violates the non-compete provision and receive compensation at a rate of $1,000,000 per year until December 31, 2005, less the aggregate compensation payable to him for such new employment. If Mr. Siegel is terminated for cause (as defined in the employment agreement), Insignia and Insignia/ESG are required to pay Mr. Siegel only his base salary up to and including the date on which the termination occurred. Upon Mr. Siegel's death, Insignia or Insignia/ESG is required to pay Mr. Siegel's estate compensation at the annual rate of $1,000,000 during the remaining term of his employment agreement, not to exceed one year.

     Under the employment agreement, on September 21, 1998 Mr. Siegel received a grant of options to purchase 100,000 shares of Insignia's common stock at $12.62 per share.

Frank M. Garrison, James A. Aston and Ronald Uretta

     Messrs. Frank M. Garrison, James A. Aston and Ronald Uretta are employed by Insignia under employment agreements, as amended, which provide for Mr. Garrison to serve as Office of the Chairman and Executive Managing Director of Insignia and President and Chief Executive Officer of Insignia's subsidiary, Insignia Financial Services, Inc., for Mr. Aston to serve as Chief Financial Officer of Insignia and for Mr. Uretta to serve as Chief Operating Officer of Insignia until December 31, 2004 (December 31, 2005, in the case of Mr. Garrison), or such earlier or later date as provided in their agreements. Mr. Garrison's employment agreement provides that if Insignia has not notified him of its intention not to extend or renew the agreement by December 31, 2005, the term will automatically extend so that its expiration date will be not less than six months from the date that Insignia notifies him of its intent not to renew or extend the term. Messrs. Garrison, Aston and Uretta each are to receive a base salary of $500,000, $550,000 and $600,000 per year, respectively, subject to such discretionary increases as may be determined by the Insignia Board of Directors, and a bonus determined by the Compensation Committee. Messrs. Garrison, Aston and Uretta also are entitled to certain perquisites. Messrs. Garrison, Aston and Uretta each has agreed that for one year after the termination of his employment agreement, he will not solicit business from any of Insignia's customers or clients with whom he has had "material contact" during the 12-month period preceding the date of cessation of his employment with Insignia, and he will neither solicit Insignia's employees to work for any of Insignia's direct competitors nor purchase more than 1% of the outstanding limited partner units of any partnerships controlled directly or indirectly by Insignia for two years after the termination of his employment agreement.

     Each of the employment agreements provides that it will be terminated if Mr. Garrison, Aston or Uretta, as applicable, is disabled during his employment with Insignia, whereupon Insignia is required to pay his salary through the expiration date of the agreement and to pay all bonuses to be paid upon the occurrence of a significant event or transaction involving Insignia or the disposition of a significant amount of Insignia's assets if the event giving rise to such payment occurs, or a definitive agreement regarding such event is executed, before or within 180 days after such termination. If Mr. Garrison, Aston or Uretta, as applicable, dies during the term of his employment agreement, Insignia is required to pay to his estate his salary through the expiration date of the agreement, and to pay all bonuses to be paid upon the occurrence of a significant event or transaction involving Insignia or the disposition of a significant amount of Insignia's assets if the event giving rise to such payment occurs, or a definitive agreement regarding such event is executed, before or within 180 days after his death. If Mr. Garrison, Aston or Uretta, as applicable, is terminated without cause, Insignia is required to pay his salary and all bonuses to be paid upon the occurrence of a significant event or transaction or the disposition of a significant amount of Insignia's assets through the expiration date of the agreement. Upon termination without cause, or due to Mr. Garrison's, Aston's or Uretta's death or disability, all options and warrants granted to Mr. Garrison, Aston or Uretta, as applicable, will immediately vest and be exercisable. Following his cessation of employment with Insignia for any reason, each of Messrs. Garrison, Aston, and Uretta will be entitled to continue, at his sole cost, any and all life insurance policies on his life then maintained by Insignia and to purchase from or through Insignia, at his sole cost, individual and dependent health care insurance coverage.

     Upon the occurrence of a significant event or transaction involving Insignia, Messrs. Garrison, Aston and Uretta each may elect to convert his employment agreement into a consulting agreement with substantially the same terms and conditions, except that the consulting services provided by Messrs. Garrison, Aston and Uretta, as applicable, shall be provided to Insignia at reasonable times convenient to each of them on no less than five business days' notice. The employment agreements also provide that upon the occurrence of the disposition of a significant amount of Insignia's assets, Insignia is required to pay each of Messrs. Garrison, Aston and Uretta a cash bonus equal to 0.5% (or 0.25% if he was a non-employee consultant to Insignia or made himself reasonably available to consult with Insignia at the time of execution of the definitive agreement regarding such disposition, but is not so reduced if the employment agreement is converted to a consulting agreement in connection with the transaction giving rise to the significant disposition of assets) of the consideration received by Insignia or its stockholders as a result of such material asset disposition (excluding the assumption or repayment of debt or other liabilities).

     To the extent Mr. Garrison, Aston or Uretta would be subject to the excise tax under Section 4999 of the Internal Revenue Code on amounts or benefits to be received from Insignia required to be included in the calculation of parachute payments for purposes of Sections 280G and 4999 of the Internal Revenue Code, the amounts of any such payments will be automatically reduced to an amount one dollar less than an amount that would subject Mr. Garrison, Aston or Uretta, as applicable, to the excise tax under Section 4999 of the Internal Revenue Code, provided that the automatic reduction would apply only if the reduced payments received by Mr. Garrison, Aston or Uretta, as applicable (after taking into account further reductions for applicable taxes) would be greater than the unreduced payments to be received by him, after applicable taxes.

     Mr. Garrison and Insignia have executed an amendment to Mr. Garrison's employment agreement that in addition to extending the term of his employment agreement to December 31, 2005, subject to earlier termination as set forth in his employment agreement, provides that (i) as of January 1, 2003, such date will be used as the "effective date" for purposes of measuring all benefits, restrictions and/or obligations in Mr. Garrison's employment agreement with a duration component; (ii) Mr. Garrison will be granted an option to purchase 100,000 shares of Insignia's common stock at $10.69 per share, which was granted on April 4, 2002; and (iii) Mr. Garrison will be paid a retention bonus in the amount of $500,000, all of which had been paid as of March 31, 2003. The retention bonus was payable in installments from 33.5% of the cash proceeds, if any, otherwise receivable by Insignia with respect to its "promotional" or "over-ride" interest in Insignia Opportunity Partners and Insignia Opportunity Partners II, L.P., but not from the return of or on any of Insignia's actual investment therein or any fees received by Insignia in respect of acquisition or asset management services.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2002, Messrs. H. Strauss Zelnick and Stephen M. Ross (non-employee directors) served as members of the Compensation Committee. None of the Compensation Committee members or executive officers has any relationships that require disclosure under this caption.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

     The following table sets forth, as of as of April 15, 2003, certain information with respect to shares of the Company's common stock beneficially owned by each of Insignia's directors, by the Named Executive Officers, by all of its directors and executive officers as a group and by persons believed by the Company to be the beneficial owners of more than five percent of the issued and outstanding shares of common stock. Such persons have sole voting power and sole dispositive power with respect to all shares set forth in the table unless otherwise specified in the notes thereto.


                       NAME OF                             NUMBER OF SHARES                   PERCENT OF
                   BENEFICIAL OWNER                       BENEFICIALLY OWNED                    CLASS
                   ----------------                       ------------------                    -----
Andrew L. Farkas                                                2,428,465(1)                    9.8%
Insignia Financial Group, Inc.
200 Park Avenue
New York, NY  10166

Dimensional Fund Advisors, Inc.                                 2,061,731(2)                    8.7%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Stephen Feinberg                                                2,665,819(3)                   11.2%
450 Park Avenue, 28th Floor
New York, New York  10022

Eminence Capital, L.L.C.,                                       1,406,000(4)                    5.9%
200 Park Avenue


                       NAME OF                             NUMBER OF SHARES                   PERCENT OF
                   BENEFICIAL OWNER                       BENEFICIALLY OWNED                    CLASS
                   ----------------                       ------------------                    -----
Suite 3300
New York, New York 10166

Carl C. Icahn                                                   1,753,700(5)                    7.4%
High River Limited Partnership
Barberry Corporation
767 Fifth Avenue
47th Floor
New York, New York 10153

James A. Aston                                                    303,979(6)                    1.3%

Robert J. Denison                                                  53,266(7)                     *

Robin L. Farkas                                                   229,634(8)                    1.0%

Alan C. Froggatt                                                   35,195(9)                     *

Frank M. Garrison                                                 272,895(10)                   1.1%

Robert G. Koen                                                     53,000(11)                    *

Stephen M. Ross                                                    12,000(12)                    *

Stephen B. Siegel                                                 180,000(13)                    *

Ronald Uretta                                                     300,540(14)                   1.3%

H. Strauss Zelnick                                                 64,000(15)                    *

All directors and executive officers as a group (13             3,986,306(1) (6)-(16)          16.8%
individuals)


--------------------

(*)  Denotes less than 1%.

(1) Includes shares owned by (i) Metro Shelter Directives, Inc. and (ii) F III, Inc. Also includes 1,040,000 shares subject to options and warrants that are or will become exercisable within 60 days.

(2) Dimensional Fund Advisors, Inc. ("Dimensional"), an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts (These investment companies and investment vehicles are the "Funds"). In its role as investment adviser and investment manager, Dimensional possessed both investment and voting power over 2,061,731 shares of Common Stock. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities. The foregoing is based upon a Schedule 13G/A filed by Dimensional with the Commission dated February 13, 2003.

(3) 250,000 shares of Series A convertible preferred stock and 125,000 shares of Series B convertible preferred stock (collectively, the "Preferred Stock") of the Company are held of record by Madeleine L.L.C. on behalf of various private investment funds referred to below which are managed by Stephen Feinberg. Mr. Feinberg possesses sole voting and investment authority over such shares. The Preferred Stock is convertible at any time into a total of 2,597,402 shares of Common Stock. The private investment funds include Cerberus Partners, L.P., Cerberus Institutional Partners, L.P. and Cerberus International, Ltd. The foregoing is based upon a Schedule 13D/A filed by Mr. Feinberg with the Commission dated June 28, 2002. Also includes a total of 68,417 shares of Common Stock issued as dividends paid on the Preferred Stock prior to June 18, 2002.

(4) Eminence Capital, LLC ("Eminence") serves as the beneficial owner of 1,406,000 shares on behalf of a number of private investment vehicles and managed accounts advised by Eminence. The foregoing is based upon a
     Schedule 13G/A filed by Eminence with the Commission dated February 13,
     2003.

(5) Barberry Corp., a Delaware corporation ("Barberry"), is the general partner of High River Limited Partnership, a Delaware limited partnership ("High River"). Barberry is 100% owned by Carl C. Icahn. As such, Mr. Icahn is in a position directly and indirectly to determine the investment and voting decisions made by Barberry and High River. The foregoing is based upon a
     Schedule 13G/A filed by Mr. Icahn with the Commission dated February 10, 2003.

(6) Includes 240,000 shares subject to options and warrants that are or will become exercisable within 60 days and 129 shares held in an IRA. Also includes 8,934 shares owned by Mr. Aston's children, with respect to which Mr. Aston disclaims beneficial ownership.

(7) Includes 266 shares held by First Security Management, Inc., a corporation of which Mr. Denison is the president and sole shareholder. Also includes 53,000 shares subject to options and warrants that are or will become exercisable within 60 days.

(8) Includes 53,000 shares subject to options and warrants that are or will become exercisable within 60 days. Also includes 7,998 shares owned by Mr. Farkas's spouse, with respect to which Mr. Farkas disclaims beneficial ownership.

(9) Includes 9,794 shares subject to options that are or will become exercisable within 60 days. Also includes 3,396 shares owned by Mr. Froggatt's spouse, with respect to which Mr. Froggatt disclaims beneficial ownership.

(10) Includes 260,000 shares subject to options and warrants that are or will become exercisable within 60 days.

(11) Includes 53,000 shares subject to options and warrants that are or will become exercisable within 60 days.

(12) Includes 12,000 shares subject to options and warrants that are or will become exercisable within 60 days.

(13) Includes (a) 80,000 shares subject to options that are or will become exercisable within 60 days, and (b) 350 shares owned by Mr. Siegel's child, with respect to which Mr. Siegel disclaims beneficial ownership.

(14) Includes (a) 240,000 shares subject to options and warrants that are or will become exercisable within 60 days, and (b) 133 shares owned by Mr. Uretta's spouse and 2,238 shares owned by Mr. Uretta's children, with respect to which Mr. Uretta disclaims beneficial ownership.

(15) Includes 53,000 shares subject to options and warrants that are or will become exercisable within 60 days.

(16) Includes 24,000 shares subject to options and warrants that are or will become exercisable within 60 days.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYEE LOANS

     In March 2002, Insignia made a loan in the amount of $1,500,000 to Andrew
L. Farkas. The variable interest rate on the loan is the same as the cost of funds borrowed by Insignia, which was approximately 5.25% at December 31, 2002. The loan is payable on or before March 5, 2005. The Company deducts quarterly interest payments due on the loan from certain bonuses payable to Mr. Farkas. To the extent such bonuses are not paid, all accrued and unpaid interest is payable at maturity. The loan and any accrued interest thereon would be forgiven in limited circumstances, such as a significant transaction or change of control, such as the proposed acquisition of Insignia by CBRE Holding, Inc. The loan is recourse only to certain rights Mr. Farkas may have to receive payments from the Company's 401(k) Restoration Plan. As of March 31, 2003, $1,500,000 of the principal amount of such loan and accrued interest thereon of $8,038 remained outstanding.

     In June 2001, Insignia made a loan in the amount of $1,500,000 to Mr. Siegel. The variable interest rate on the loan is the same as the cost of funds borrowed by Insignia, which was approximately 5.25% at December 31, 2002. The loan becomes due upon the earliest of (i) voluntary termination of Mr. Siegel's employment with Insignia, (ii) the termination of the Mr. Siegel's employment with Insignia for cause or (iii) March 15, 2006. Insignia will forgive $375,000 of the principal amount of the loan and accrued interest thereon on March 15 of the year following each of 2002, 2003, 2004 and 2005 to the extent that actual Net EBITDA equals or exceeds 75% of annual budgeted Net EBITDA for any such year, as approved by the Board of Directors. In addition, if aggregate actual Net EBITDA for fiscal 2002, 2003, 2004 and 2005 equals or exceeds aggregate annual budgeted EBITDA for such years, any outstanding principal amount of the loan and accrued interest thereon, will be forgiven as of March 15, 2006. As of March 31, 2003, $1,500,000 of the principal amount of such loan remained outstanding.

     In May 2002, Insignia made a loan in the amount of $270,000 to Jeffrey P. Cohen, Executive Vice President of Insignia. The variable interest rate on the loan is the same the cost of funds borrowed by Insignia, which was approximately 5.25% at December 31, 2002. Interest on the loan is payable to Insignia in cash on June 30 and December 31 of each year; provided, however, that until December 31, 2004 all interest accrued and payable may, at the discretion of the employee (but subject to Insignia's right of offset as more fully described below), be added to the outstanding principal balance of the loan instead of paid in cash. The loan is repayable on the earlier of (i) June 30, 2005 or (ii) 30 days following a termination of the employee's employment with Insignia for any reason. Pursuant to its rights under the note, beginning on August 1, 2002, Insignia began withholding 50% of any distribution payable to the employee, in respect of the employee's equity interest in the Company's profits interest in Insignia Opportunity Partners, to be applied as a payment of accrued interest first and then outstanding principal. As of March 31, 2003, $240,405 of the principal amount of such loan and accrued interest thereon of $2,400 remained outstanding.

     In September 1999, Insignia/ESG made a loan in the amount of $500,000 to Mr. Siegel. The interest rate on the loan was the same as the interest rate applicable to funds borrowed by Insignia on its revolving credit facility, which rate was approximately 4.9% at December 31, 2001. The balance of the loan outstanding on March 31, 2001, $166,667, was forgiven by the Company on March 31, 2002.

     In November 1998, Insignia made a loan to Mr. Siegel, pursuant to the Insignia Financial Group, Inc. 1998 Supplemental Stock Purchase and Loan Program (the "Supplemental Stock Purchase and Loan Program"), in the amount of $999,999 to purchase 76,923 shares of common stock. The loan is secured only by such common shares and is non-recourse to Mr. Siegel except to the extent of 25% of the outstanding amount. Mr. Siegel has agreed to repay the principal amount of the loan and interest thereon (at a rate of 7.5% per annum) in 40 equal quarterly installments commencing on March 31, 1999 and ending on December 31, 2008. As of March 31, 2003, $686,020 of the principal amount of such loan and accrued interest thereon of $12,863 remained outstanding.

     In October 1999, Insignia made a loan to Alan C. Froggatt, a director and the Chief Executive Officer of Insignia's European Operations and of Insignia Richard Ellis, pursuant to the Supplement Stock Purchase and Loan Program, in the amount of $100,000 to purchase 12,121 shares of common stock. The loan is secured only by such shares and is non-recourse to Mr. Froggatt except to the extent of 25% of the outstanding amount. Mr. Froggatt has agreed to repay the principal amount of the loan and interest thereon (at a rate of 7.5% per annum) in 40 equal quarterly installments commencing on March 31, 2000 and ending on December 31, 2009. As of March 31, 2003, $77,344 of the principal amount of such loan and accrued interest thereon of $1,450 remained outstanding.

     In November 1998, Insignia made a loan to Jeffrey P. Cohen, Executive Vice President of Insignia, pursuant to the Supplemental Stock Purchase and Loan Program, in the amount of $193,125 to purchase 15,000 shares of common stock. The loan is secured only by such common shares and is non-recourse to Mr. Cohen except to the extent of 25% of the outstanding amount. Mr. Cohen has agreed to repay the principal amount of the loan and interest thereon (at a rate of 7.5% per annum) in 40 equal quarterly installments commencing on March 31, 1999 and ending on December 31, 2008. As of March 31, 2003, $132,487 of the principal amount of such loan and accrued interest thereon of $2,484 remained outstanding.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

     Andrew L. Farkas, the Chief Executive Officer and Chairman of the Board of Insignia, owns a fractional interest in an aircraft, which Mr. Farkas made available to Insignia for its use. During 2002 and 2001, the Company paid directly to the third party administrator of the fractional interest program certain expenses pertaining to Mr. Farkas's aircraft totaling approximately $469,000 and $513,000, respectively, including all monthly administrative costs and operating expenses associated with the fractional interest. In addition, during the nine months ended September 30, 2002, Insignia also paid Mr. Farkas a fee with respect to his ownership interest aggregating $112,500 ($12,500 monthly). The arrangement was terminated effective September 30, 2002. In addition, Insignia paid $247,500 and $697,777 in 2001 and 2000, respectively, to Mr. Farkas as a reimbursement for business expenses in connection with the use by Insignia employees, directors and clients of a boat (2001) and aircraft
(2000) owned by Mr. Farkas.

     During the third and fourth quarters of 2002, the newly formed Governance and Nominating Committee of the Company's Board of Directors undertook (i) a review of expenses incurred by Mr. Farkas that were previously reimbursed by the Company and (ii) the development of formal expense reimbursement policies and procedures. During the fourth quarter of 2002, the Committee completed its review of the previously reimbursed expenses and its formulation of the expense reimbursement policies and procedures. As a result of the review, the Committee recommended, and Mr. Farkas agreed, that Mr. Farkas would reimburse $1,391,414 of such expenses, of which $700,000 was paid in December 2002 and the remaining $691,414 was paid on February 28, 2003. The Company's governance policies no longer permit any reimbursement by the Company for any employee owned aircraft or boat.

     Robert G. Koen, a director of Insignia, is a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, LLP, which represents Insignia or certain of its affiliates from time to time. The amount of fees paid by the Company to Akin, Gump, Strauss, Hauer & Feld, LLP during 2002, 2001 and 2000 totaled $1,363,000, $59,000 and $589,000, respectively.

     Insignia Bourdais leases space in a building in Paris, France, owned by Jean Claude Bourdais, its Chief Executive Officer, and members of his family. The lease continues through December 2007 and Insignia Bourdais has options to extend the lease through December 2012. The lease was in effect in December 2001 when Insignia acquired Groupe Bourdais. During 2002, Insignia Bourdais paid $890,000 rent under the lease. The lease provides for annual increases in the rent. For 2003, the rent under the lease is expected to be approximately $1.1 million.

     In April 2003, Insignia entered into a Referral Agreement with XO Management Services, Inc. ("XO") pursuant to which Insignia will provide XO with referrals of potential clients for XO's telecommunications services and other related services. Carl Icahn, the beneficial owner of more than 5% of Insignia's outstanding common stock, beneficially owns approximately 83.5% of the outstanding common stock of XO Communications, Inc., the parent of XO. Any fees paid by XO to Insignia are performance based and therefore cannot be projected for 2003.