Form 10-K/A
period 2002-12-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2003-04-30
CIK 1067462

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (3) Exhibits:

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


                                           INSIGNIA FINANCIAL GROUP, INC.




Date:  April 30, 2003                      By: /s/Andrew L. Farkas
                                               ------------------------------
                                               Andrew L. Farkas
                                               Chairman of the Board and
                                               Chief Executive Officer



                                           By: /s/James A. Aston
                                               ------------------------------
                                               James A. Aston
                                               Chief Financial Officer
                                               (Principle Accounting Officer)

                                  CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          AND EXCHANGE ACT RULE 13a-14.



I, Andrew L. Farkas, certify that:

     1. I have reviewed this report on Form 10-K/A amending the annual report on Form 10-K of Insignia Financial Group, Inc.;

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


Dated:  April 30, 2003
                                                   /s/ Andrew L. Farkas
                                                   ----------------------------
                                                   Andrew L. Farkas
                                                   Chief Executive Officer

                                  CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                          AND EXCHANGE ACT RULE 13a-14.



I, James A. Aston, certify that:

     1. I have reviewed this report on Form 10-K/A amending the annual report on Form 10-K of Insignia Financial Group, Inc.;

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


Dated: April 30, 2003
                                                    /s/ James A. Aston
                                                    --------------------------
                                                    James A. Aston
                                                    Chief Financial Officer