Form 10-Q
period 2003-03-31
INSIGNIA FINANCIAL GROUP INC /DE/
filed 2003-05-14
CIK 1067462

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


At May 1, 2003 the Registrant had 24,066,134 shares of common stock outstanding.

================================================================================

                         INSIGNIA FINANCIAL GROUP, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                 ---------------

                                      INDEX

                                 ---------------


                                                                           Page
                                                                           ----
PART I-- FINANCIAL INFORMATION

      Item 1.  Financial Statements                                          2

           Condensed Consolidated Statements of Operations for the
              Three Months Ended March 31, 2003 and 2002 .................  2-3

           Condensed Consolidated Balance Sheets
               at March 31, 2003 and December 31, 2002....................   4

           Condensed Consolidated Statements of Cash Flows
               for the Three Months Ended March  31, 2003 and 2002........   5

           Notes to Condensed Consolidated Financial Statements...........   6

      Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............  19

      Item 3.  Quantitative and Qualitative Disclosure of Market Risk.....  36

      Item 4.  Controls and Procedures....................................  36

PART II-- OTHER INFORMATION

      Item 1.  Legal Proceedings..........................................  37

      Item 6.  Exhibits and Reports on Form 8-K...........................  37

SIGNATURES ...............................................................  38

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                         ---------
                                                                                2003                 2002
                                                                                ----                 ----
REVENUES
   Real estate services                                                      $ 130,479          $  120,205
   Property operations                                                           2,300               2,374
    Equity (loss) earnings in unconsolidated ventures                          (3,081)               1,448
                                                                         ------------------    ----------------
                                                                               129,698             124,027
                                                                         ------------------    ----------------
COSTS AND EXPENSES
   Real estate services                                                        132,975             114,340
   Property operations                                                           1,936               1,365
   Administrative                                                                4,830               2,782
   Depreciation                                                                  3,427               3,434
   Property depreciation                                                           387                 491
   Amortization of intangibles                                                     611               1,534
                                                                         ------------------    ----------------
                                                                               144,166             123,946
                                                                         ------------------    ----------------

    Operating (loss) income                                                   (14,468)                  81

OTHER INCOME AND EXPENSES:
   Interest income                                                                 913               1,061
   Interest expense                                                            (1,926)              (2,197)
   Other (expense) income                                                         (74)                  16
   Property interest expense                                                     (415)                (561)
                                                                         ------------------    ----------------

Loss from continuing operations before income taxes                           (15,970)              (1,600)

Income tax benefit                                                               7,757                 699
                                                                         ------------------    ----------------

Loss from continuing operations                                                (8,213)                (901)

Discontinued operations, net of applicable taxes:
  (Loss) income from operations                                                  (324)                 493
  Income on disposal                                                             3,763                 265
                                                                         ------------------    ----------------

Loss before cumulative effect of a change in accounting principle              (4,774)                (143)

Cumulative effect of a change in accounting principle, net of
  applicable taxes                                                                   -             (20,635)
                                                                         ------------------    ----------------

Net loss                                                                       (4,774)             (20,778)

Preferred stock dividends                                                        (797)                (250)
                                                                         ------------------    ----------------

Net loss available to common shareholders                                   $  (5,571)          $  (21,028)
                                                                         ==================    ================

                         INSIGNIA FINANCIAL GROUP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                        ---------
                                                                                 2003               2002
                                                                                 ----               ----
PER SHARE AMOUNTS:
  Earnings (loss) per common share - basic:
     Loss from continuing operations                                        $    (0.39)         $    (0.05)
     Income from discontinued operations                                          0.15                0.03
     Cumulative effect of a change in accounting principle                        -                  (0.90)
                                                                           ----------------    ----------------
     Net loss                                                               $    (0.24)         $    (0.92)
                                                                           ================    ================

  Earnings (loss) per common share - diluted:
     Loss from continuing operations                                        $    (0.39)         $    (0.05)
     Income from discontinued operations                                          0.15                0.03
     Cumulative effect of a change in accounting principle                        -                  (0.90)
                                                                           ----------------    ----------------
     Net loss                                                               $    (0.24)         $    (0.92)
                                                                           ================    ================

  Weighted average common shares and assumed conversions:
     - Basic and diluted                                                        23,350              22,902
                                                                           ================    ================



--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      MARCH 31,           DECEMBER 31,
                                                                                         2003                 2002
                                                                                         ----                 ----
                                                                                        (Unaudited)          (Note)
ASSETS
   Cash and cash equivalents                                                       $      71,716          $    111,513
   Receivables, net                                                                      140,647               155,321
   Restricted cash                                                                        24,621                21,518
   Property and equipment, net                                                            42,404                55,614
   Real estate investments, net                                                          130,881               134,135
   Goodwill                                                                              253,417               289,561
  Acquired intangible assets, less accumulated amortization of $55,293 (2003)
     and $65,276 (2002)                                                                    5,093                17,611
  Deferred taxes                                                                          49,003                47,609
  Other assets, net                                                                       29,723                39,957
                                                                                   -----------------     ----------------
Total assets                                                                         $   747,505          $    872,839
                                                                                   =================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accounts payable                                                                  $     10,932          $     13,743
  Commissions payable                                                                     45,762                63,974
  Accrued incentives                                                                      13,672                52,324
  Accrued and sundry                                                                     118,142               117,990
  Deferred taxes                                                                          15,630                15,795
  Notes payable                                                                           59,464               126,889
  Real estate mortgage notes                                                              71,903                66,795
                                                                                   -----------------     ----------------
Total liabilities                                                                        335,505               457,510

Stockholders' Equity:
   Common stock, par value $.01 per share - authorized 80,000,000 shares,
     23,743,962 (2003) and 23,248,242 (2002) issued and outstanding shares, net
     of 1,502,600 (2003 and 2002) shares held in treasury                                    237                   232
  Preferred stock, par value $.01 per share - authorized 20,000,000 shares,
     Series A, 250,000 (2003 and 2002) and Series B, 125,000 (2003 and 2002)
       issued and outstanding shares                                                           4                     4
  Additional paid-in capital                                                             440,954               437,622
  Notes receivable for common stock                                                       (1,079)               (1,193)
  Accumulated deficit                                                                    (21,812)              (16,241)
  Accumulated other comprehensive loss                                                    (6,304)               (5,095)
                                                                                   -----------------     ----------------
Total stockholders' equity                                                               412,000               415,329
                                                                                   -----------------     ----------------
Total liabilities and stockholders' equity                                            $  747,505           $   872,839
                                                                                   =================     ================

NOTE: The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements.

--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

                         INSIGNIA FINANCIAL GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                                 ---------
                                                                                          2003                2002
                                                                                          ----                ----
OPERATING ACTIVITIES
Loss from continuing operations                                                    $     (8,213)       $      (901)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
     Depreciation and amortization                                                        4,425              5,459
     Equity loss (earnings) in unconsolidated ventures                                    3,081             (1,448)
     Changes in operating assets and liabilities:
       Accounts receivable                                                               12,195             31,232
       Other assets                                                                         961              1,398
       Accrued incentives                                                               (35,625)           (49,574)
       Accounts payable and accrued expenses                                              1,127            (16,412)
       Commissions payable                                                              (17,648)           (35,702)
                                                                                   ---------------     ---------------
Net cash used in operating activities                                                   (39,697)           (65,948)
                                                                                   ---------------     ---------------

INVESTING ACTIVITIES
     Additions to property and equipment, net                                            (1,983)              (447)
     Distribution proceeds from sale of real estate investments                           4,462             28,962
     Proceeds from sale of discontinued operations                                       66,750             23,250
     Investment in real estate                                                           (3,271)                --
     Increase in restricted cash                                                         (3,540)              (328)
                                                                                   ---------------     ---------------
Net cash provided by investing activities                                                62,418             51,437
                                                                                   ---------------     ---------------

FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                                 207                152
     Proceeds from exercise of stock options                                              3,071                281
     Preferred stock dividends                                                             (797)              (250)
     Payment on notes payable                                                           (67,000)           (32,000)
     Payments on real estate mortgage notes                                                  --            (21,424)
     Proceeds from real estate mortgage notes                                             5,108                 --
                                                                                   ---------------     ---------------
Net cash used in financing activities                                                   (59,411)           (53,241)
                                                                                   ---------------     ---------------

Net cash (used in) provided by discontinued operations                                   (3,032)             2,658
Effect of exchange rate changes on cash                                                     (75)              (130)
                                                                                   ---------------     ---------------

Net decrease in cash and cash equivalents                                               (39,797)           (65,224)
Cash and cash equivalents at beginning of period                                        111,513            131,860
                                                                                   ---------------     ---------------
Cash and cash equivalents at end of period                                         $     71,716        $    66,636
                                                                                   ===============     ===============


--------------------------------------------------------------------------------
See Notes to Condensed Consolidated Financial Statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. Business

     Insignia Financial Group, Inc. ("Insignia" or the "Company"), a Delaware corporation headquartered in New York, New York, is a leading provider of international real estate and real estate financial services, with operations in the United States, United Kingdom, France, continental Europe, Asia and Latin America. Insignia's principal executive offices are located at 200 Park Avenue, New York, New York 10166, and its telephone number is (212) 984-8033.

     Insignia's real estate service businesses offer a diversified array of services including commercial leasing, sales brokerage, corporate real estate consulting, property management, property development, re-development and real estate oriented financial services. In 2003, Insignia's primary real estate service businesses include the following: Insignia/ESG (United States, commercial real estate services), Insignia Richard Ellis (United Kingdom, commercial real estate services) and Insignia Bourdais (France, commercial real estate services; acquired in December 2001). Insignia also offers commercial real estate services throughout continental Europe, Asia and Latin America. Insignia's New York-based residential businesses - Insignia Douglas Elliman and Insignia Residential Group - were sold on March 14, 2003 (see further discussion under the caption "Discontinued Operations" in Note 7 of this Report).

     Insignia enjoys a prominent position in the New York-London-Paris business center axis. New York, London and Paris each represent world financial capitals and key centers for international investment capital flows and business activity. These cities are prime generators of real estate activity on a worldwide basis. In addition to traditional real estate services, Insignia has historically deployed its own capital, together with the capital of third party investors, in principal real estate investments, including co-investment in existing property assets, real estate development and managed private investment funds. The Company's real estate service operations and principal real estate investment activities are more fully described below.

2. Interim Financial Information

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

3. Reclassifications

     Certain amounts for the prior year have been reclassified to conform to the 2003 presentation. These reclassifications have no effect on reported net loss.

4. Significant Accounting Policies

Revenue Recognition

     The Company's real estate service revenues are generally recorded when the related services are performed or at closing in the case of real estate sales. Leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company's control are recognized upon the occurrence of such events. As certain conditions to revenue recognition for leasing commissions are outside of the Company's control and are not clearly defined, judgment must be exercised in determining when such events have occurred. Revenues from tenant representation, agency leasing, investment sales and residential brokerage, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and changes in business and capital market conditions. As a consequence, the timing of transactions and resulting revenue recognition is difficult to predict.

     Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. In conjunction with the provision of management services, the Company customarily employs personnel (either directly or on behalf of the property owner) to provide services solely to the properties managed. In most instances, Insignia is reimbursed by the owners of managed properties for direct payroll related costs incurred in the employment of property personnel. The aggregate amount of such payroll cost reimbursements has ranged from approximately $50.0 million to $60.0 million annually. Such payroll reimbursements are generally characterized in the Company's consolidated statements of operations as a reduction of actual expenses incurred. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by the Company; (ii) Insignia is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to the Company is generally completed simultaneously with payment of payroll or soon thereafter; and (iv) the Company generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred.

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

     Each entity in which the Company holds a real estate investment is a special purpose entity, the assets of which are subject to the obligations only of that entity. Each entity's debt, except for limited and specific guarantees and other commitments aggregating $14.0 million at March 31, 2003, is either (i) non-recourse except to the real estate assets of the subject entity (subject to limited exceptions standard in such non-recourse financing, including the misapplication of rents or environmental liabilities), or (ii) an obligation solely of such limited liability entity and thus having no recourse to other assets of the Company.

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

     The Company evaluates its real estate investments on a quarterly basis for evidence of impairment. Impairment losses are recognized whenever events or changes in circumstances indicate declines in value of such investments below carrying value and the related undiscounted cash flows are not sufficient to recover the asset's carrying amount. Generally, Insignia relies upon the expertise of its own property professionals to assess real estate values; however, in certain circumstances where Insignia considers its expertise limited with respect to a particular investment, third party valuations may also be obtained. Property valuations and estimates of related future cash flows are by nature subjective and will vary from actual results. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements, which could differ materially from actual results in future periods.

     Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires, in most cases, that gains/losses from dispositions of investment properties and all earnings from such properties be reported as "discontinued operations." SFAS No. 144 is silent with respect to treatment of gains or losses from sales of investment property held in a joint venture. The Company has concluded that, as a matter of policy, all gains and losses realized from sales of minority owned property in its real estate co-investment program constitute earnings from a continuing line of business. Therefore, operating activity related to that investment program continues to be included in income (loss) from continuing operations. However, SFAS No. 144 requires that gains or losses from sales of consolidated properties, if material, be reported as discontinued operations. As a result, the Company's earnings from dispositions of consolidated properties would be excluded from reported income from continuing operations and included in discontinued operations, if material.

Consolidated Real Estate

     At March 31, 2003, the Company consolidated three investment entities owning real estate property. These consolidated properties include a wholly-owned retail property, a wholly-owned marina-based development property and a minority-owned residential property consolidated due to general partner control. Rental revenues attributable to the Company's consolidated property operations are recognized when earned. Real estate is stated at depreciated cost. The cost of buildings and improvements include the purchase price of property, legal fees and other acquisition costs. Costs directly related to the development property are capitalized and include interest, property taxes, insurance, and other direct project costs incurred during the period of development.

Development Activities

     At March 31, 2003, the Company held minority investments in four office properties whose development the Company has directed. A variety of costs have been incurred in the development and leasing of these properties. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development.

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

Foreign Currency

     The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. The British pound and euro represent the only foreign currencies of material operations, which collectively generated approximately 29% of the Company's service revenues for the quarter ended March 31, 2003. All currencies other than the British pound, euro and U.S. dollar have historically comprised less than 1% of Insignia's annual revenues. Revenues and expenses of all foreign subsidiaries have been translated into U.S. dollars at the average exchange rates prevailing during the periods. Assets and liabilities have been translated at the rates of exchange at the balance sheet dates. Translation gains and losses are deferred as a separate component of stockholders' equity in accumulated other comprehensive income (loss), unless there is a sale or complete liquidation of the underlying foreign investment. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the consolidated statements of operations in determining net income.

     For the three months ended March 31, 2003 and 2002, respectively, European operations were translated to U.S. dollars at average exchange rates of $1.60 and $1.43 to the British pound and $1.07 and $0.87 to the euro, respectively. The assets and liabilities of the Company's European operations have been translated at exchange rates of $1.57 to the British pound and $1.08 to the euro at March 31, 2003, and were translated at exchange rates of $1.60 to the British pound and $1.05 to the euro at December 31, 2002.

Stock-Based Compensation

    At March 31, 2003, the Company had four stock-based employee compensation plans. Prior to 2002, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB Opinion No. 25, no compensation expense is recognized when the exercise price of an employee stock option equals or exceeds the market price at issuance. Effective January 1, 2002, the Company adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified or settled after January 1, 2002. Insignia does not expense the value of outstanding options issued before January 1, 2002.

     Awards under the Company's plans vest over five years. The cost related to stock-based employee compensation included in the determination of loss from continuing operations and net loss for the first quarters of 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123. The following table illustrates the pro forma effect on net income and earnings per share, for the periods indicated, as if the fair value based method had been applied to all outstanding awards in each period. The Company's pro forma information follows:

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                           ---------
                                                      2003          2002
                                                      ----          ----
PRO FORMA:
Loss from continuing operations                    $ (8,374)    $  (1,492)
Net loss                                             (4,935)      (21,369)

PER SHARE AMOUNTS:
Pro forma earnings per share - basic:
Loss from continuing operations                    $  (0.39)    $   (0.08)
Net loss                                              (0.25)        (0.94)

Pro forma earnings per share - assuming dilution:
Loss from continuing operations                       (0.39)        (0.08)
Net loss                                           $  (0.25)    $   (0.94)

     The pro forma information has been determined as if the Company had accounted for its employee stock options, warrants and unvested restricted stock awards granted under the fair value method with fair values estimated at the date of grant using a Black-Scholes option-pricing model. Insignia did not grant any option awards during the three months ended March 31, 2003. Fair value estimates for the three months ended March 31, 2002 were based on the following weighted-average assumptions:

Risk-free interest rate                                          2.5%
Dividend yield                                                    N/A
Volatility factors of the expected market price                  0.45
Weighted-average expected life of the options (in years)          3.9

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

6. CB Richard Ellis Merger Agreement

     On February 17, 2003, Insignia entered into an Agreement and Plan of Merger (the "Merger Agreement") with CBRE Holding, Inc., CB Richard Ellis Services, Inc. ("CB") and Apple Acquisition Corp., a wholly owned subsidiary of CB, pursuant to which, upon the terms and subject to the conditions set forth therein, including the approval of Insignia's stockholders, Apple Acquisition Corp. will be merged with and into Insignia (the "Merger"), with Insignia being the surviving corporation in the Merger and becoming a wholly owned subsidiary of CB. The Merger Agreement provides that Insignia's Certificate of Incorporation and the Bylaws of Apple Acquisition Corp. will be the Certificate of Incorporation and the Bylaws, respectively, of the surviving corporation. Under the Merger Agreement, at closing each share of common stock, par value $0.01 per share, of Insignia (the "Common Stock") will be converted into the right to receive $11.00 per share in cash (the "Common Merger Consideration"). In addition, Insignia has the right, but not the obligation, to sell certain real estate assets (excluding assets of the service businesses) prior to the closing of the Merger. If Insignia receives more than a specified amount of cash net proceeds (generally $45.0 million, net of expenses, plus any amounts contributed or transferred to the entities holding these assets between February 17, 2003 and the closing of the Merger) for these assets, the excess net cash proceeds will be paid to holders of Common Stock, options, warrants and unvested restricted stock as additional Common Merger Consideration, up to an additional $1.00 per share of Common Stock. Additional Common Merger Consideration above $11.00 per share will be determined based on a denominator of approximately 26,500,000 common shares, options, warrants and unvested restricted stock. As a result, excess net cash proceeds of approximately $6.6 million over the specified amount would be required for each additional $0.25 increment of Common Merger Consideration. Total net cash proceeds from asset sales necessary to achieve the maximum $1.00 of additional Common Merger Consideration would approximate $71.5 million.

     The Merger Agreement further provides that all of Insignia's directors will resign immediately prior to the completion of the Merger. Following the Merger, Insignia will cease to be a reporting company under the Securities Exchange Act of 1934, as amended, and its Common Stock will cease to be traded on the New York Stock Exchange. Consummation of the Merger requires approval by Insignia's shareholders, CB's receipt of equity and debt financing, the receipt of regulatory approvals and other customary closing conditions. In connection with the Merger Agreement, several members of senior management of Insignia (who collectively own approximately 6.4% of voting shares) entered into Voting Agreements with CB and Insignia (the "Voting Agreements"), pursuant to which these individuals agreed to vote their shares in favor of approving the Merger Agreement, the Merger and the other transactions contemplated by the Merger and the Merger Agreement and to vote their shares against any acquisition proposal from a third-party.

     In the first quarter of 2003, Insignia sold two minority-owned real estate assets in the ordinary course of business and continues to consider or explore potentially selling certain other existing real estate investments, as permitted by the Merger Agreement, in an effort to provide additional Common Merger Consideration to the holders of Common Stock, options, warrants and unvested restricted stock. In the event the Merger is consummated, there can be no assurance that the Company will have been able to sell certain real estate assets for aggregate net cash proceeds in excess of the amount required (generally $45.0 million, subject to increase) and which would be necessary to increase the Common Merger Consideration to more than $11.00 per share.

7. Discontinued Operations

     On March 14, 2003, Insignia completed the sale of its New York-based residential businesses, Insignia Residential Group and Insignia Douglas Elliman, to Montauk Battery Realty. Montauk Battery Realty is located on Long Island, New York and its principal owners are New Valley Corp. and Dorothy Herman, chief executive officer of Prudential Long Island Realty. The total purchase price of $71.75 million was paid or is payable as follows: (i)

$66.75 million paid in cash to Insignia at the closing of the transaction; (ii) $500,000 in cash held in escrow on the closing date and up to another $500,000 held in escrow pending receipt of specified commissions; and (iii) the assumption by the buyer of up to $4.0 million in existing contingent earn-out payment obligations of Insignia Douglas Elliman. The escrowed amounts are available to secure Insignia's indemnity obligations under the purchase and sale agreement. Any amounts remaining in escrow on March 14, 2004 and not securing previously made indemnity claims will be released to Insignia.

     Insignia Douglas Elliman, founded in 1911 and acquired by Insignia in June 1999, provides sales and rental services in the New York City residential cooperative, condominium and rental apartment market. Insignia Douglas Elliman also operates in upscale suburban markets in Long Island (Manhasset, Locust Valley and Port Washington/Sands Point). Insignia Douglas Elliman has approximately 950 employees, including 830 brokers, in 12 offices in the New York City area. Insignia Residential Group provides property management services. It operates the largest manager of cooperative, condominium and rental apartments in the New York metropolitan area, providing full service third-party fee management for more than 250 properties, comprising approximately 60,000 residential units. These residential businesses collectively produced service revenues in 2002, 2001 and 2000 of $133.7 million, $119.2 million and $134.1 million, respectively.

     During the first quarter of 2003, Insignia recognized a net gain of approximately $3.8 million (net of $4.7 million of applicable income taxes) in connection with the sale of its residential businesses. These businesses also generated an operating loss of $324,000 on revenues of $20.5 million during the first quarter of 2003. The gain on sale and operating loss are reported as discontinued operations for financial reporting purposes. During the first quarter of 2002 these businesses generated operating income of approximately $493,000 on revenues of $27.3 million. Also, during the first quarter of 2002, Insignia recognized income on disposal of $265,000 (net of applicable taxes of $1.8 million) related to the sale of Realty One, the Company's former single-family home brokerage business. The operations and income on disposal for these businesses have been reported as discontinued operations in the first quarter of 2002.

     The following tables summarize the aggregate assets and liabilities of Insignia Douglas Elliman and Insignia Residential Group at December 31, 2002 and the results of operations and income on disposal attributed to Insignia Douglas Elliman (2003), Insignia Residential Group (2003) and Realty One (2002) for the three months ended March 31, 2003 and 2002, respectively.


                                                  DECEMBER 31,
                                                      2002
                                                      ----
                                                 (In thousands)
ASSETS
Cash and cash equivalents                              $    66
Receivables                                              2,479
Property and equipment                                  11,766
Goodwill                                                34,117
Acquired intangible assets                              11,999
Deferred taxes                                           3,365
Other assets                                             2,177
                                                ------------------
Assets of discontinued operations                       65,969
                                                ------------------

LIABILITIES
Accounts payable                                         2,535
Commissions payable                                        564
Accrued incentives                                       3,027
Accrued and sundry liabilities                           3,256
Deferred taxes                                             789
                                                ------------------
Liabilities of discontinued operations                  10,171
                                                ------------------
Net assets                                            $ 55,798
                                                ==================

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                                 ---------
                                                                           2003             2002
                                                                           ----             ----
                                                                              (In thousands)

Revenues                                                              $     20,517      $      27,253
                                                                     ================ =================
(Loss) income from operations, net of tax benefit of
     $248 (2003) and tax expense of $438 (2002)                               (324)               493
Income on disposal, net of applicable tax expense of $4,741
     (2003), and $1,809 (2002)                                               3,763                265
                                                                     ---------------- -----------------
Net income                                                            $      3,439      $         758
                                                                     ================ =================


8. Goodwill and Intangible Assets

     The table below reconciles the change in the carrying amount of goodwill, by operating segment, for the period from December 31, 2002 to March 31, 2003.

                                                    COMMERCIAL        RESIDENTIAL           TOTAL
                                                 ------------------ ----------------- ------------------
                                                                     (In thousands)
BALANCE AS OF DECEMBER 31, 2002                  $       255,444    $        34,117   $        289,561

Adjustment for discontinued operations                         -            (34,117)           (34,117)
                                                 ------------------ ----------------- ------------------

                                                         255,444                  -            255,444
Other adjustments to purchase consideration                 (337)                 -               (337)
Foreign currency translation                              (1,690)                 -             (1,690)
                                                 ------------------ ----------------- ------------------
BALANCE AS OF MARCH 31, 2003                     $        253,417   $             -   $        253,417
                                                 ================== ================= ==================


     The following tables present certain information on the Company's acquired intangible assets as of March 31, 2003 and December 31, 2002, respectively.

                                         WEIGHTED
                                          AVERAGE           GROSS
                                       AMORTIZATION        CARRYING        ACCUMULATED
ACQUIRED INTANGIBLE ASSETS                PERIOD            AMOUNT        AMORTIZATION      NET BALANCE
--------------------------            ---------------- ----------------- ---------------- ----------------
                                                                         (In thousands)
AS OF MARCH 31, 2003

     Property management contracts        5 years        $    52,644      $     51,418    $      1,226
     Favorable premises leases           11 years              2,520               202           2,318
     Other                                3 years              5,222             3,673           1,549
                                                       ----------------- ---------------- ----------------
     Total                                               $    60,386      $     55,293    $      5,093
                                                       ================= ================ ================

AS OF DECEMBER 31, 2002

     Property management contracts        7 years       $     72,883      $     60,081    $     12,802
     Favorable premises leases            8 years              4,831             1,667           3,164
     Other                                3 years              5,173             3,528           1,645
                                                       ----------------- ---------------- ----------------
     Total                                               $    82,887      $     65,276    $     17,611
                                                       ================= ================ ================

     All intangible assets are being amortized over their estimated useful lives with no residual value. Intangibles included in "Other" consist of customer backlog, non-compete agreements, franchise agreements and trade names. The aggregate acquired intangible amortization expense for the three months ended March 31, 2003 and 2002 totaled $611,000 and $1.5 million, respectively. This decline in amortization is attributed to property management contracts and customer backlog that were fully amortized in 2002. Amortization of favorable premises leases, totaling approximately $77,000 and $62,000 for the three months ended March 31, 2003 and 2002, respectively, is included in rental expense (included in real estate services expenses) in the Company's condensed consolidated statements of operations.

     The estimated acquired intangible amortization expense, including amounts reflected in rental expense, for the fiscal year ending December 31, 2003 and for the subsequent four fiscal years through December 31, 2007 approximates $2.0 million, $700,000, $400,000, $250,000 and $150,000, respectively.

9. Real Estate Investments

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

     As of March 31, 2003, the Company's real estate investments totaled $130.9 million, consisting of the following: (i) $18.6 million in minority-owned operating properties; (ii) $88.1 million of real estate carrying value attributed to three real estate investment entities consolidated by Insignia for financial reporting purposes; (iii) $8.1 million in four minority owned office development properties; (iv) $1.7 million in a land parcel held for development; and (v) $14.4 million in minority-owned private investment funds owing debt securities. The properties owned by the consolidated investment entities are subject to mortgage debt of $71.9 million such that Insignia's equity investment in the properties totaled $21.6 million at March 31, 2003. Insignia's investment in consolidated properties includes a $19.6 million equity investment in a marina-based development property in the U.S. Virgin Islands (discussed in Note 10 "Marina-Based Development").

     Insignia maintains minority-owned investments in operating real estate assets including office, retail, industrial, apartment and hotel properties. At March 31, 2003, these real estate assets consisted of approximately 5.7 million square feet of commercial property and 1,967 multi-family apartment units and hotel rooms. The Company's minority ownership interests in co-investment property range from 1% to 33%. At March 31, 2003, Insignia's co-investment partners included the following notable business entities: Citigroup, GE Investments, ING Barings, Blackacre Capital Management, Lennar, Praedium, Lone Star Opportunity Fund, Prudential, Whitehall Street Real Estate, Walton Street and Investcorp.

     Gains realized from sales of real estate by minority owned entities for the three months ended March 31, 2003 and 2002 totaled $695,000 and $972,000, respectively. During the three months ended March 31, 2003, the Company recorded impairment against its real estate investments of $3.9 million on five property assets. The impairments were based on changes subsequent to December 31, 2002 in factors including increased vacancies, lower market rental rates and decreased projections of operating cash flows which diminished prospects for recovery of the Company's full investment upon final disposition. The gains realized from real estate sales and the losses taken on impairments are included in the caption "equity earnings in unconsolidated ventures" in the Company's condensed consolidated statements of operations.

     The Company's only financial obligations with respect to its real estate investments, beyond its investment, are (i) partial construction financing guarantees, backed by letters of credit, totaling $8.9 million; (ii) other letters of credit and guarantees of property debt totaling $2.8 million; and
(iii) future capital commitments for capital improvements and additional asset purchases totaling $2.3 million.

     Insignia maintains an incentive compensation program pursuant to which certain employees, including executive officers, participate in the profits generated by its real estate investments, through grants of either equity interests (at or about the time investments are made) or contractual rights to participate in proceeds from successful investments. Such grants generally consist of an aggregate of 50% to 63.5% of the cash proceeds paid to Insignia after Insignia has recovered its full investment plus a 10% per annum return thereon. Such percentage includes discretionary incentive payments of 5% to 10% paid upon disposition to certain employees who contributed to the success of an investment. With respect to the private investment funds, employees are collectively entitled to share 55% to 60% of proceeds received by Insignia in respect of its promoted profits participation in those funds. Employees share only in promoted profits of the private investment funds and are not entitled to any portion of earnings on the Company's actual investment (before promotes). Gains on sales of real estate and equity earnings in unconsolidated ventures are recorded net of employee participation and discretionary incentive payments. Payments made to employees under Insignia's incentive compensation program for the three months ended March 31, 2003 and 2002 totaled $1.9 million and $1.7 million, respectively.

10. Marina-Based Development

     In July 2002, a subsidiary of the Company acquired three contiguous parcels of property and related leasehold rights in St. Thomas, U.S. Virgin Islands, which comprise 32.3 acres of property, including 18 submerged acres with full water rights. The initial purchase price was approximately $35.0 million, paid with $18.5 million in cash and a portion of $20.0 million borrowed by the subsidiary under a non-recourse $40.0 million mortgage loan facility. The property is currently undergoing predevelopment activities together with operating activities of an existing marina. The property and its debt are consolidated in the Company's consolidated financial statements. Insignia's equity investment in the property totaled $19.6 million at March 31, 2003.

     The proposed re-development envisions the creation of a world-class marina intended to enhance private and charter yacht traffic to the U.S. Virgin Islands as well as the development of commercial, retail and entertainment-oriented properties that will broaden and enhance shopping, dining and recreational options for tourists and residents. Demolition and construction activities are expected to commence as soon as final governmental approvals have been received.

     In January 2003, Insignia filed the Coastal Zone Management ("CZM") development permit applications with the appropriate government agencies in St. Thomas, U.S. Virgin Islands. A public hearing on the project was held in St. Thomas on March 3, 2003. On March 13, 2003, the CZM Commission of St. Thomas unanimously approved the Company's permit applications. The Company's permits are also subject to approval and ratification by both the Governor and the Legislature of the U.S. Virgin Islands, which is anticipated to occur in May 2003.

11. Debt

                                           MARCH 31,         DECEMBER 31,
                                             2003                2002
                                             ----                ----
                                                  (In thousands)
NOTES PAYABLE
  Senior revolving credit facility      $     28,000         $     95,000
  Subordinated credit facility                15,000               15,000
  Acquisition loan notes                      16,464               16,889
                                        ------------------------------------
                                              59,464              126,889
                                        ------------------------------------

REAL ESTATE MORTGAGE NOTES                    71,903               66,795

                                        ------------------------------------
  TOTAL                                  $   131,367          $   193,684
                                        ====================================


     The Company's debt includes outstanding borrowings under its $165.0 million senior revolving credit facility, as amended, borrowings under a $37.5 million subordinated credit facility entered into in June 2002 and acquisition loan notes issued in connection with previous acquisitions in the United Kingdom. The senior credit facility bears interest at a margin above LIBOR, which was 2.0% at March 31, 2003 and 2.5% at December 31, 2002. In March 2003, Insignia repaid $67.0 million on the senior revolving credit facility as a result of the March 14, 2003 sale of its residential businesses, lowering its outstanding balance to $28.0 million. In conjunction with the pay-down, the commitment under the senior credit facility was reduced from $230.0 million to $165.0 million. The senior revolving credit facility matures in May 2004. The subordinated credit facility borrowings, which are subordinate to Insignia's senior credit facility, bear interest at an annual rate of 11.25%, payable quarterly. Insignia may borrow the remaining $22.5 million available under this credit facility through the period ending in December 2003.

The subordinated debt matures in June 2009. At March 31, 2003, Insignia had over $72.0 million of availability on its credit facilities under its financial covenants and was in compliance with all covenants.

     The acquisition loan notes are payable to sellers of the acquired U.K. businesses and are backed by restricted cash deposits in approximately the same amount. The loan notes are redeemable semi-annually at the discretion of the note holder and have a final maturity date of April 2010. The real estate mortgage notes are secured solely by the property assets owned by the respective consolidated subsidiaries. Maturities on the real estate mortgage notes range from December 2004 to October 2023.

12. Earnings Per Share

     The following table sets forth the computation of the numerator and denominator used to compute basic and diluted earnings from continuing operations per common share for the periods indicated. The potential dilutive shares from the conversion of preferred stock and the exercise of options, warrants and unvested restricted stock is not assumed for the quarterly periods of 2003 and 2002 because the inclusion of such shares would be antidilutive.

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                                ---------
                                                                        2003               2002
                                                                        ----               ----
NUMERATOR:
Numerator for basic earnings per share - loss from
   continuing operations                                           $       (8,213)    $       (901)

Effect of dilutive securities:
   Preferred stock dividends                                                 (797)            (250)
                                                                   ------------------ ----------------
   Loss from continuing operations available to common
     stockholders                                                          (9,010)          (1,151)

Effect of dilutive securities:
   Preferred stock dividends                                                   --               --
                                                                   ------------------ ----------------
Numerator for diluted earnings per share - loss from continuing operations available to common stockholders after
    assumed conversions                                            $       (9,010)     $    (1,151)
                                                                   ================== ================

DENOMINATOR:
Denominator for basic earnings per share - weighted average
    common shares                                                          23,350           22,902

Effect of dilutive securities:
   Stock options, warrants and unvested restricted stock                      --               --
   Convertible preferred stock                                                --               --
                                                                   ------------------ ----------------
Denominator for diluted earnings per share - weighted
   average common shares and assumed conversions                           23,350           22,902
                                                                   ================== ================

13. Comprehensive Loss

     The following table presents a calculation of comprehensive loss for the periods indicated.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2003          2002
                                                        ----          ----
                                                          (in thousands)

Net loss                                            $   (4,774)   $   (20,778)
Other comprehensive losses:
    Foreign currency translation                        (1,209)        (1,321)
    Reclassification adjustment for realized gain           --            (50)
                                                    ------------ --------------

Total other comprehensive loss                          (1,209)        (1,371)
                                                    ------------ --------------

TOTAL COMPREHENSIVE LOSS                             $  (5,983)   $   (22,149)
                                                    ============ ==============

14. Industry Segment Data

     In 2003, Insignia's operating activities from continuing operations encompass only one reportable segment, commercial real estate services. The Company's residential real estate service businesses were disposed of in the first quarter of 2003 and are reported as discontinued operations. The Company's commercial service businesses offer similar products and services and are managed collectively because of the similarities between such services. These businesses provide services including tenant representation, property and asset management, agency leasing and brokerage, investment sales, development and re-development, consulting and other real estate financial services. Insignia's commercial businesses include Insignia/ESG in the United States, Insignia Richard Ellis in the United Kingdom, Insignia Bourdais in France and other businesses in continental Europe, Asia and Latin America. The following table summarizes certain geographic financial information for the periods indicated.

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                                  ---------
                                            2003             2002
                                            ----             ----
                                               (In thousands)
TOTAL REVENUES
United States                           $     89,654    $     89,749
United Kingdom                                25,224          20,850
France                                         9,070           9,923
Other Europe                                   3,318           2,305
Asia and Latin America                         2,432           1,200
                                       ---------------- ---------------
                                        $    129,698    $    124,027
                                       ================ ===============

LONG-LIVED ASSETS
United States                           $    279,478    $    341,408
United Kingdom                               113,466         104,535
France                                        30,002          21,887
Other Europe                                   7,965           4,455
Asia and Latin America                           884           4,020
                                      ----------------- ---------------
                                        $    431,795    $    476,305
                                      ================= ===============

     Long-lived assets are comprised of property and equipment, real estate investments, goodwill and acquired intangible assets.

15. Contingencies

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

     In December 2001, the Company entered into a stock purchase agreement with Real Living, Inc., the purchaser, that provided for the sale of 100% of the stock of Realty One and its affiliated companies. Such affiliated companies included First Ohio Mortgage Corporation, Inc., First Ohio Escrow Corporation, Inc. and Insignia Relocation Management, Inc. As a part of sale, the Company agreed generally to indemnify the purchaser against all losses up to the purchase price (subject to certain deductible amounts), resulting from the following: (i) breaches by the Company of any representations, warranties or covenants in the stock purchase agreement; (ii) pre-disposition obligations for goods, services, taxes or indebtedness except for those assumed by Real Living, Inc.; (iii) change of control payments made to employees of Realty One; and (iv) any third party losses arising or related to the period prior to the disposition. In addition, the Company provided an indemnification for losses incurred by Wells Fargo Home Mortgage, Inc. ("Wells Fargo") and/or the purchaser in respect of (i) mortgage loan files existing on the date of closing; (ii) fraud in the conduct of its home mortgage business; and (iii) the failure to follow standard industry practices in the home mortgage business. The aggregate loss for which the Company is potentially liable to Wells Fargo is limited to $10.0 million and the aggregate of any claims made by the purchaser and Wells Fargo shall not exceed the purchase price.

     As of May 1, 2003, the Company was not aware of any matters that would give rise to a material claim under any warranties and indemnities.

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

16. Equity

     During the three month period ended March 31, 2003, the Company had the following changes in stockholders' equity:

     a)   Net loss of $4,774,000.

     b)   Preferred stock dividends totaling $797,000 paid in cash.

     c) Exercise of stock options to purchase 449,019 shares of Insignia common stock at exercise prices ranging from $6.21 to $6.61 per share.

     d) Sale of 32,731 shares of Insignia common stock, at an average price of approximately $6.16, under the Company's Employee Stock Purchase Program.

     e) Issuance of 21,086 shares of Insignia common stock (market values at issue date averaging approximately $10.00 per share) for vested restricted stock awards. Accrued compensation expense relating to restricted stock totaled $104,000 for the three months ended March 31, 2003.

     f) Payments of $37,000 received on notes receivable for common stock. In addition, the Company received for retirement 7,116 shares of Insignia common stock (with a market value of $10.87 per share) in satisfaction of common stock purchase notes receivable of $77,000.

     g) Other comprehensive loss of $1,209,000 for the three months ended March 31, 2003, arising from the translation of foreign net assets at lower exchange rates.

     h) Stock compensation expense of $134,000 representing the estimated fair value of employee stock options issued during 2002, which is added to additional paid-in capital and charged to net income.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Insignia monitors and evaluates its financial performance using three primary measures - income from continuing operations, EBITDA and Net EBITDA. EBITDA is defined as real estate services revenues less direct expenses and administrative costs. Net EBITDA is defined as income from continuing operations before depreciation, amortization, gains (losses) on sales of real estate, real estate impairments and income taxes. Net EBITDA deducts all interest expense and includes funds from operations from real estate investments ("Real Estate FFO"). Real Estate FFO is defined as income or loss from property operations of Insignia's principal real estate investments before depreciation, gains or losses on sales of property and provisions for impairment. Real Estate FFO includes consolidated property entities and minority-owned unconsolidated co-investment entities. EBITDA, Net EBITDA and Real Estate FFO are supplemental measures of performance that are not defined by GAAP, and Insignia's usage of these terms may differ from other companies' usage of the same or similar terms. As compared to net income, these performance measures effectively eliminate the impact of non-cash charges for depreciation, amortization of intangible assets and other non-recurring expenses. Management believes presentation of these supplemental performance measures enhance a reader's understanding of the Company's operating results.

Three Months Ended March 31, 2003 and 2002

     Insignia's first quarter of 2003 was highlighted by the sale of its New York-based residential businesses Insignia Douglas Elliman and Insignia Residential Group, which produced a net gain on approximately $3.8 million (after applicable taxes of $4.7 million), and the announcement of the proposed Merger of Insignia with CB. Insignia received $66.75 million in proceeds from the sale of the residential businesses, which were used to repay $67.0 million of the outstanding balance on the Company's senior revolving credit facility. The gain realized from the residential sale and the operating results for these businesses for the period from January 1, 2003 through disposition on March 14, 2003 are reported as discontinued operations for financial reporting purposes. Also, Insignia's financial results for the first quarter of 2002 have been restated to reclassify the operating results for Insignia Douglas Elliman and Insignia Residential Group as discontinued operations.

     The closing of the proposed Merger with CB is expected to occur no later than July 14, 2003, unless the Merger Agreement is earlier terminated in accordance with its terms. The Merger Agreement imposes numerous limitations on the Company's ability to take actions without the consent of CB during the interim period between signing of the Merger Agreement and closing of the Merger. For example, there are limitations on the Company's ability to enter into new material contracts, to sell, lease or otherwise dispose of material assets, to make capital expenditures, to hire new employees, brokers and independent contractors, to increase compensation or pay bonuses and to incur additional indebtedness.

     The announcement of the proposed Merger has had an impact on the Company's operations, including the resignation of certain professionals and termination of certain client relationships. The Company anticipated some level of employee and client attrition prior to the Merger's consummation, and the occurrence to date has been in line with its expectations. The most adverse consequences have been confined to certain markets where there is substantial overlapping of Insignia's and CB's operations, and one major property services client. Specific examples of the adverse consequences include the following (i) the resignation of a substantial majority of the Company's personnel in Phoenix, a market in which CB maintains a leading presence; (ii) the de-stabilization of the Company's operations in Asia (CB expects to absorb and substantially pare back the Company's Asia operations following the Merger and this expectation has prompted certain employees to seek new employment opportunities and has appreciably impaired business development efforts); (iii) the loss of approximately 29.4 million square feet of property services assignments, of which approximately 24.1 million square feet is concentrated in one large portfolio. The owner of this portfolio has advised the Company of its intentions to self-manage its properties effective May 15, 2003; (iv) the loss of 120 employees, including 38 brokers in the U.S. (in markets other than Phoenix); and
(v) the termination of the Company's affiliation with a local service provider in Indianapolis, IN. Other affiliates have also expressed their intention to terminate their agreements prior to the closing of the Merger.

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

     The Merger Agreement provides generally that if it is terminated as a result of CB's breach or failure to perform its obligations, or the failure to obtain required regulatory approvals or CB's failure to complete the specified financing for the Merger by July 14, 2003, then, as our sole remedy and subject to limitations, CB has agreed to indemnify us for up to $50.0 million of our damages which are caused by (i) the termination by any of our commercial real estate services brokers or independent contractors as of February 7, 2003 of their relationship with us or (ii) the termination or substantial diminution by any of our clients as of February 7, 2003 of their commercial services relationship with us, in each case if such termination or diminution occurs between February 7, 2003 and the termination of the Merger Agreement, is a result of the proposed Merger and does not result from Insignia's breach of the Merger Agreement.

     Further, the Merger Agreement provides that if Insignia can sell some or all of its real estate-related assets and receive net cash proceeds at or prior to the closing of the merger in excess of $45.0 million, subject to increase, the merger consideration would be increased by the amount of such excess, up to a maximum of an additional $1.00 per share of common stock. Insignia has solicited proposals from prospective purchasers of the real estate-related assets and, since March 2003, has been engaged in discussions with a number of potential purchasers. Insignia is continuing to negotiate with the potential purchasers of the real estate-related assets but may not enter into any definitive agreement with respect to the sale of some or all of these assets. Even if Insignia does enter into one or more such agreements, there can be no assurance that any or all the transactions contemplated by such agreements will be completed, or that they will lead to an increase in the Common Merger Consideration to be received by holders of Insignia's common stock. It is currently expected that any such agreements that might be entered into would be conditioned upon the completion of the Merger. Insignia's Board of Directors and the Special Committee of the Board have indicated that their current intention, if the Merger is not completed, is not to sell any substantial amount of the real estate-related assets at prices significantly below book values.

     Insignia's consolidated service revenues totaled $130.5 million for the first quarter of 2003, representing an increase of $10.3 million, or 9%, over the corresponding period in 2002. Substantially all of the revenue increase in 2003 was attributed to Insignia's services operations in the United States and the United Kingdom. In the United States, service revenues increased by 5% to $90.4 million for the first quarter of 2003, aided by revenue growth in the Southeast, Midwest and Washington, D.C. regions over the same period of 2002. Conversely, the New York metropolitan area, the Company's largest market, saw service revenues decline by 23% as leasing transaction levels and revenue generation continued to be hindered by indecision among many corporate clients, particularly those in the financial services sector. In the United Kingdom, revenues increased by 21% over the same period of 2002 to $25.2 million in the first quarter of 2003. The revenue growth was fueled by continued strength in investment sales and consulting services in the U.K. and a 12% increase in 2003 in the average British pound currency rate which improved revenues reported in U.S. dollars by approximately $2.7 million.

     In contrast to the revenue growth, Insignia's earnings from continuing operations and EBITDA from service operations for the first quarter of 2003 deteriorated from the first quarter of 2002. Insignia generated a loss from continuing operations of $8.2 million ($0.39 per diluted share) for the first quarter of 2003, compared to a loss of $901,000 ($0.05 per diluted share) for the same period of 2002. Insignia's EBITDA dropped from $3.1 million in the first quarter of 2002 to a loss of $7.3 million in the first quarter of 2003. The most significant factors contributing to the decline in the first quarter of 2003 included the following: (i) real estate impairment aggregating $3.9 million on five property assets whose prospects were adversely affected by increased vacancy rates and lower projected market rents; (ii) increased compensation expenses of the New York consulting group and payments to other key producers, each in connection with new employment agreements entered into in early 2003, of an aggregate of $3.5 million; (iii) a $600,000 increase in operating losses of the U.S. financial services unit to $1.0 million, caused by the curtailing of revenue producing activities in early 2003 in response to the announcement of the pending CB Merger; (iv) a EBITDA loss in France of $632,000, compared to an EBITDA contribution of $2.0 million for the same period of 2002, resulting primarily from a seasonal decline in service revenues; (v) an operating loss in Spain of approximately $342,000, compared to an EBITDA contribution of $166,000 in 2002, virtually entirely attributed to the costs of recently recruited staff and operating expenses of the former Arthur Andersen consulting business acquired in late 2002, which remained in the start-up phase during the first quarter of 2003; and (vi) $2.0 million in legal and other expenses incurred in connection with the proposed acquisition of Insignia by CB (included in unallocated corporate administrative expenses).

     Insignia reported a net loss of $4.8 million ($0.24 per diluted share) for the first quarter of 2003, compared to a net loss of $20.8 million ($0.92 per diluted share) for the corresponding period of 2002. The 2003 first quarter net loss included, as discontinued operations, the $3.8 million residential gain on sale and the corresponding $324,000 operating loss for the period through disposition on March 14, 2003. The 2002 net loss included a goodwill impairment of $20.6 million (net of $9.4 million tax benefit) resulting from the required adoption of new accounting standards. The impairment was reported as the cumulative effect of a change in accounting principle. The first quarter of 2002 also included income from discontinued operations of $758,000, which was comprised of $493,000 of income from operations of Insignia Douglas Elliman and Insignia Residential Group and $265,000 of income on disposal from post-closing adjustments related to the January 2002 sale of Realty One, the Company's former single family home brokerage business.

     The table below depicts the Company's operating results, in a format that highlights the above measures and reconciles them to net loss in accordance with GAAP, for the three months ended March 31, 2003 and 2002, respectively. Operating results for each quarterly period presented reflect the results of Insignia Douglas Elliman and Insignia Residential Group as discontinued operations for financial reporting purposes. Certain amounts for the three months ended March 31, 2002 have been reclassified to conform to the current presentation. Such reclassifications have no effect on reported net loss for the period. This information has been derived from the Company's condensed consolidated statements of operations for the periods then ended.

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                    ---------
                                                                              2003            2002
                                                                              ----            ----
                                                                                 (In thousands)
REAL ESTATE SERVICES REVENUES
    United States                                                         $   90,435        $  85,927
    Europe                                                                    37,612           33,078
    Asia and Latin America                                                     2,432            1,200
                                                                        ---------------------------------
      Total real estate service revenues                                     130,479          120,205

COSTS AND EXPENSES
    Real estate services                                                     132,975          114,340
    Administrative                                                             4,830            2,782
                                                                        ---------------------------------
EBITDA                                                                        (7,326)           3,083
    Real Estate FFO                                                              507            1,521
    Private investment fund earnings                                             630              536
    Interest income (1)                                                          913            1,061
    Interest expense (1)                                                      (1,926)          (2,197)
    Other (expense) income                                                       (74)              16
                                                                        ---------------------------------
NET EBITDA                                                                    (7,276)           4,020
    Gains on sales of real estate                                                695              972
    Real estate impairment                                                    (3,858)              --
    Depreciation - property and equipment                                     (3,427)          (3,434)
    Amortization of intangibles                                                 (611)          (1,534)
    Depreciation - real estate (2)                                            (1,493)          (1,624)
                                                                        ---------------------------------
Loss from continuing operations before income taxes                          (15,970)          (1,600)
   Income tax benefit                                                          7,757              699
                                                                        ---------------------------------
LOSS FROM CONTINUING OPERATIONS                                               (8,213)            (901)
Discontinued operations, net of taxes:
   Operating (loss) income                                                      (324)             493
   Income on disposal                                                          3,763              265
                                                                        ---------------------------------
Loss before cumulative effect of a change in accounting principle             (4,774)            (143)
Cumulative effect of a change in accounting principle, net of
   applicable taxes                                                               --          (20,635)
                                                                        ---------------------------------
NET LOSS                                                                      (4,774)         (20,778)
Preferred stock dividends                                                       (797)            (250)
                                                                        ---------------------------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                               $     (5,571)     $   (21,028)
                                                                        =================================

(1) Interest income and expense exclude amounts attributed to consolidated property operations. Such amounts are included in Real Estate FFO.

(2) Depreciation from real estate operations represents the depreciation attributed to consolidated real estate property entities and the portion of depreciation expense of minority-owned unconsolidated real estate owning entities.

     Insignia's EBITDA from service operations and loss from continuing operations for the three months ended March 31, 2003 and 2002, respectively, were derived from the following sources:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           2003          2002
                                                           ----          ----
                                                             (In thousands)

SERVICES EBITDA:
United States                                          $  (2,143)    $   3,552
Europe:
   United Kingdom                                          1,668         1,421
   France                                                   (632)        2,039
   Other Europe                                             (746)         (293)
   Asia and Latin America                                   (643)         (854)
                                                      --------------------------
                                                          (2,496)        5,865
   Administrative                                          4,830         2,782
                                                      --------------------------
EBITDA                                                    (7,326)        3,083
    Real Estate FFO                                          507         1,521
    Mortgage securities fund earnings                        630           536
    Interest income                                          913         1,061
    Interest expense                                      (1,926)       (2,197)
    Other (expense) income                                   (74)           16
                                                      --------------------------
NET EBITDA                                                (7,276)        4,020
    Gains on sales of real estate                            695           972
    Real estate impairment                                (3,858)           --
    Depreciation - property and equipment                 (3,427)       (3,434)
    Amortization of intangibles                             (611)       (1,534)
    Depreciation - real estate (2)                        (1,493)       (1,624)
                                                      --------------------------
Loss from continuing operations before income taxes      (15,970)       (1,600)
   Income tax benefit                                      7,757           699
                                                      --------------------------
LOSS FROM CONTINUING OPERATIONS                        $  (8,213)     $   (901)
                                                      ==========================

Real Estate Services

     Insignia's commercial real estate service operations include Insignia/ESG in the United States, Insignia Richard Ellis in the United Kingdom, Insignia Bourdais in France, other European subsidiaries in Germany, Italy, Belgium, the Netherlands and Spain and other subsidiaries in Asia and Latin America. Real estate services revenues totaled $130.5 million for the first quarter of 2003, representing a $10.3 million, or 9%, improvement over $120.2 million for the corresponding period of 2002. Conversely, EBITDA from commercial real estate services (excluding unallocated corporate administrative expenses) declined from $5.9 million for the first quarter of 2002 to a loss of $2.5 million for the first quarter of 2003. The Company's service operations on a geographic basis are more fully discussed below.

     United States

     In the United States, service revenues increased 5% to $90.4 million in the first quarter of 2003, from $85.9 million in 2002. Service EBITDA declined from $3.6 million in the first quarter of 2002 to a loss of $2.1 million in the first quarter of 2003. The decline in EBITDA despite higher revenues was primarily caused by the following factors: (i) increased compensation to the New York consulting group and other key producers resulting from new employment agreements entered into in early 2003; and (ii) losses in the financial services unit. The New York marketplace continued to be characterized by slow leasing activity, as many clients, especially those in the financial services field, deferred leasing decisions due to weak business conditions, a low-growth economy and heightened uncertainty related to the war with Iraq. The New York consulting group's new contracts guarantee annual minimum incentives of $13.5 million. The annual guarantee does not exceed the bonuses earned by the consultants in each of the years 2000, 2001 and 2002. However, the required accrual of one-fourth of the minimum in the first quarter of 2003 versus the percentage of earnings formula applicable in 2002, together with $800,000 in nonrefundable signing bonuses, caused expenses for these matters to aggregate approximately $4.7 million during the first quarter of 2003, compared to $1.2 million for the first quarter of 2002. The 2003 first quarter performance of the financial services unit suffered from the decision in early 2003 to halt all acquisition activities and related services pertaining to the Company's principal investment programs. This action resulted in a sharp decline in acquisition related services revenues, which historically represented a significant portion of this unit's revenue generation, and a corresponding operating loss of $1.0 million for the first quarter of 2003 (up from a loss of $429,000 in 2002). The catalyst for a recovery of the U.S. business would be a return of tenant representation leasing activity levels nationwide and in New York in particular.

     Europe

     In Europe, service revenues increased 14% to $37.6 million in the first quarter of 2003, from $33.1 million for the same period of 2002. The majority of the revenue increase derives from increases in European currency rates, which inflated revenue production when translated to U.S. dollars for financial reporting purposes. Conversely, European services EBITDA declined significantly from $3.2 million in the first quarter of 2002 to $290,000 in the 2003 first quarter. The majority of the EBITDA decline from 2002 to 2003 stemmed primarily from losses in France, Spain and Germany. Insignia Bourdais in France experienced the most significant decline in 2003 from the same quarter of 2002. Insignia Bourdais's revenue contribution declined from $9.9 million in the first quarter of 2002 to $9.1 million in the same period of 2003 and its EBITDA contribution deteriorated from $2.0 million in 2002 to a loss of $632,000 in 2003. The decline in EBITDA in 2003 was driven primarily by lower leasing volumes and revenue generation. Actual revenue production in France declined by approximately 3 million euros in the first quarter of 2003, compared to 2002. Insignia Bourdais management believes that the decline stems primarily from a change in year-end for the French business. The 2002 first quarter was the historical fourth quarter for the French subsidiary, historically its strongest quarter. During 2002, the fiscal year was changed to the calendar year, and Insignia Bourdais produced the highest profit in its history during the 2002 fourth quarter. As a result, comparison of operating results quarter-to-quarter is difficult to interpret. In Spain, the Company produced service revenues of $1.0 million and an EBITDA loss of $342,000 for the first quarter of 2003. This result compares to service revenues of $404,000 and EBITDA of $166,000 for the same quarter of 2002. In late 2002, Insignia expanded its operations in Spain through the acquisition of the former Arthur Andersen consulting business and recruited new brokers, which was substantially responsible for the decline in EBITDA on higher revenues due to start-up expenses and delays in transaction closings. In Germany, the Company's operations suffered from an absence of leasing revenues in the first quarter of 2003, causing a EBITDA loss of $481,000 on service revenues of $276,000.

     Insignia Richard Ellis continued to lead the European group in 2003, contributing $25.2 million of service revenue and $1.7 million of EBITDA, representing gains over $20.9 million of revenue and $1.4 million of EBITDA for the first quarter of 2002. The 2003 first quarter performance in the United Kingdom was aided by strength in the British pound, compared to the same period of 2002, which contributed approximately $2.7 million to service revenues when translated to U.S. dollars. Also, investment sales - the main transactional strength in the United Kingdom in 2002 - remained strong during the first quarter of 2002.

     Insignia's European operating results in the first quarter of 2003 have been translated into U.S. dollars at average exchange rates of $1.60 to the British pound and $1.07 to the euro. For the same period of 2002, European operating results were translated into U.S. dollars at average exchange rates of $1.43 to the British pound and $0.87 to the euro.

     Asia and Latin America

     In Asia and Latin America, the Company's operations continue to experience operating losses primarily due to lingering weakness in commercial real estate markets and higher expenses. These operations incurred an EBITDA loss of $643,000 for the first quarter of 2003 on $2.4 million of service revenues. This result represented modest improvement over the corresponding period of 2002, for which these businesses incurred an EBITDA loss of $854,000 on $1.2 million of service revenues. Despite substantially improved revenue in 2003, these businesses continued to incur operating losses due primarily to higher expenses resulting from the hiring of producers in the second half of 2002 in an effort to build a competitive presence in Tokyo, Hong Kong and Shanghai. Poor economic and real estate market conditions in virtually all Asian and Latin American markets, coupled with the uncertainty surrounding the potential acquisition of Insignia by CBRE Holding, which has begun to adversely affect transactional activity and new client service assignments, remain significant obstacles to greater revenue production and profitability.

Administrative

     Administrative expenses increased by approximately $2.0 million, or 74%, over the first quarter of 2002, to $4.8 million for the first quarter of 2003. The increase was entirely attributed to approximately $2.0 million of expenses incurred for legal and other services in connection with the Company's potential acquisition by CBRE Holding. Otherwise, the absence of any executive incentive compensation in the first quarter of 2003, representing a $500,000 decline from the same period of 2002, was offset by increases in corporate liability insurance premiums and legal and other professional fees. The insurance increase was caused by both increases in coverage limits and industry-wide premiums for liability coverage.

Other Items Included in the Determination of Net EBITDA

     Interest income declined 14% from approximately $1.1 million for the first quarter of 2002 to $913,000 for the first quarter of 2003. The decline was caused by lower average cash levels and interest rates on invested cash. The average rate of interest earned on invested cash in 2003 declined approximately 75 basis points from the first quarter of 2002.

     Interest expense decreased 12% to $1.9 million for the first quarter of 2003. The Company benefited from declines in LIBOR borrowing rates on the senior credit facility and from the $67.0 million repayment of senior credit facility debt in connection with the March 2003 residential disposition.

     Real Estate FFO from the Company's property investment portfolio declined 67% to $507,000 for the first quarter of 2003, from $1.5 million for the same period of 2002. The declines in 2003 from 2002 were primarily attributed to lost earnings from properties sold over the past year (aggregating $525,000 in 2002) and losses aggregating approximately $330,000 from development assets that have not yet leased to stabilized levels required for profitability. The development losses included a $93,000 loss from the property operations of the consolidated marina-based development in the U.S. Virgin Islands that was purchased in June 2002.

Other Items Included in the Determination of Income from Continuing Operations

     Gains realized from sales of real estate in the first quarter of 2003 totaled $695,000, compared to $972,000 for the comparable period of 2002. These gains are recorded net of amounts payable to certain employees totaling $1.1 million in 2003 and $1.5 million in 2002. The 2003 gains included two asset sales by entities in which Insignia owns minority interests, including a 103,000 square foot retail shopping center located in Orlando, Florida and a 137,500 square foot office building located in Santa Rosa, California. The 2002 gain resulted from the sale by a minority owned entity of an office complex in Daly City, California. Comparisons of this type of income do not reflect performance of the investments for the comparative period, but rather the volume of asset sales in the period and the cumulative value change of the investments sold.

     During the first quarter of 2003, the Company recorded impairment against its real estate investments in the aggregate amounts of $3.9 million on five minority-owned property assets. Insignia re-evaluates each real estate investment on a quarterly basis, taking into account changes in market conditions and future prospects. These impairments were based on factors including increased vacancies, lower market rental rates, decreased projections of operating cash flows and diminished prospects for recovery of the Company's full investment upon final disposition based on projected lower property asset values. There were no impairments during the first quarter of 2002.

     Depreciation of property and equipment remained relatively unchanged from the first quarter of 2002 at $3.4 million for the same period of 2003. Depreciation stabilized due to lower capital spending during 2002, compared to previous years, and certain other existing property and equipment assets which have become fully depreciated.

     Amortization of intangibles declined by $923,000, or 60%, to $611,000 for the first quarter of 2003, compared to the same period of 2002. The decrease was attributed substantially to certain acquired property management contracts of Insignia/ESG and customer backlog of Insignia Bourdais, portions of which became fully amortized.

     Income tax benefit on continuing operations for the first quarter of 2003 increased $7.1 million over the same period of 2002 as a result of the higher pre-tax loss ($16.0 million loss in 2003, compared to a $1.6 million loss in 2002), coupled with recognition in income of $3.0 million in tax reserves established at the time of the Company's spin-off in 1998 from its former parent. The reserve provided for potential exposures for tax deductions taken for the periods prior to and including spin-off. The statute of limitations for these periods expired on March 31, 2003.

Other Factors in the Determination of Net Income

     The net loss for the first quarter of 2003, totaling $4.8 million, included $3.8 million of income on disposal (net of $4.7 million of applicable taxes) of Insignia Douglas Elliman and Insignia Residential Group reported as discontinued operations for financial reporting purposes. The income on disposal was partially offset by operating losses of $324,000 (net of applicable taxes of $248,000) from these businesses for the 2003 period through disposition on March 14, 2003. The net loss for the first quarter of 2002, totaling $20.8 million, was mitigated by income in discontinued operations including the following: (i) $493,000 of operating income (net of applicable taxes of $438,000) from Insignia Douglas Elliman and Insignia Residential Group and (ii) income of $265,000 recognized as a result of post closing adjustments in connection with the January 2002 sale of Realty One. Conversely, the first quarter 2002 net loss was adversely affected by goodwill impairment of $20.6 million (net of applicable taxes of $9.4 million) pertaining to Insignia Douglas Elliman and the Company's operation in Asia. The impairment was reported in 2002 as the cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

     Insignia's liquidity and capital resources consist of its cash and cash equivalents, unused capacity under its revolving senior credit facility and $37.5 million subordinated debt facility, and cash generated by operations. The commitment on the senior credit facility was lowered from $230.0 million to $165.0 million in connection with the Company's March 2003 sale of its residential businesses.

     Historically, the Company's cash on hand and operating cash flows have been utilized to fund all working capital requirements, including capital expenditures and real estate investments. The Company's credit facilities have generally been used to fund the cash portion of acquisitions of businesses. Insignia's unrestricted cash at March 31, 2003 totaled $71.7 million, representing a $39.8 million decline from $111.5 million at December 31, 2002. The decline in cash during the first quarter of 2003 is primarily the result of the payment of incentives of approximately $41.0 million in respect of the 2002 year.

     Insignia's cash used in operating activities in the first quarter of 2003 totaled $39.7 million, compared to $65.9 million in the same period of 2002. The decrease in cash used in operating activities in the first quarter of 2003 was mainly attributed to lower incentive and broker commission payments, as compared to the first quarter of 2002. The Company's cash flows are most impacted by economic conditions affecting the Company's transactional revenues as well as the timing and amount of payments of brokerage commissions, annual employee incentives and other operating requirements. Significant investing and financing cash flows in the first quarter of 2003 included $66.75 million of proceeds from the sale of Insignia Douglas Elliman and Insignia Residential Group and the related $67.0 million debt repayment of the Company's senior credit facility borrowings (as noted above).

Debt

     The Company's debt consists of borrowings under its $165.0 million senior revolving credit facility, as amended, and the $37.5 million subordinated credit facility provided by investment funds affiliated with Blackacre Capital Management, LLC ("Blackacre"), acquisition loan notes payable to sellers of the acquired U.K. businesses (fully collateralized by restricted cash deposits) and real estate mortgages secured solely by the property assets owned by three consolidated subsidiaries. The following table sets forth Insignia's total outstanding long-term debt at March 31, 2003 and December 31, 2002.

                                                MARCH 31,        DECEMBER 31,
                                                   2003              2002
                                                   ----              ----
                                                        (In thousands)
NOTES PAYABLE
  Senior revolving credit facility           $     28,000       $    95,000
  Subordinated credit facility                     15,000            15,000
  Acquisition loan notes                           16,464            16,889
                                             ----------------------------------
                                                   59,464           126,889

REAL ESTATE MORTGAGE NOTES                         71,903            66,795
                                             ----------------------------------
  TOTAL                                      $    131,367       $   193,684
                                             ==================================

     Maturities on the Company's debt range from May 2004 to October 2023. The Company also maintains a (pound)5 million line of credit in the UK for short-term working capital purposes in Europe. The Company has not borrowed on this line of credit during the past two years.

     At March 31, 2003, the amount outstanding on the senior revolving credit facility was $28.0 million and the interest rate on amounts drawn was approximately 3.8%. As noted above, Insignia repaid $67.0 million on its senior revolving credit facility on March 14, 2003 in connection with the sale of the Company's residential businesses. At March 31, 2003, Insignia also had $11.0 million in outstanding letters of credit that are considered outstanding amounts under the terms of the senior revolving credit facility. Approximately $10.4 million of the letters of credit pertained to real estate investment obligations and the remainder related to office lease arrangements. The $28.0 million of borrowings represents the lowest outstanding balance under the senior revolving credit facility in almost four years. The senior revolving credit facility matures in May 2004.

     Borrowings under the senior revolving credit facility bear interest at LIBOR plus a margin that varies according to the ratio of debt to consolidated EBITDA. The margin above LIBOR was 2.00% at March 31, 2003. Insignia is vulnerable to increases in interest rates as a result of either increases in LIBOR or its margin above LIBOR. A 100 basis point increase in the effective interest rate would increase interest expense by approximately $300,000 on an annual basis. The $37.5 million Blackacre credit facility is subordinate to Insignia's senior credit facility and bears interest, payable quarterly, at an annual rate of 11.25% to 12.25%, depending on the amount borrowed. The $15.0 million outstanding at March 31, 2003 under the Blackacre credit facility bears interest at 11.25% and all further borrowings will bear interest at 12.25%. Insignia may borrow the remaining $22.5 million available under the subordinated facility at any time through December 2003. The subordinated debt matures in June 2009. In conjunction with the subordinated debt agreement, the Company negotiated an amendment to its senior credit facility to permit borrowings on the Blackacre credit facility and to allow for a broader range of principal investment activities.

     The Company's senior and subordinated credit agreements contain covenants concerning the maintenance of a minimum consolidated net worth, maximum total debt, maximum leverage ratios and certain other financial ratios. The most restrictive of these covenants are the leverage ratios, which are based on the ratios of total debt and senior debt to consolidated EBITDA. Under these covenants, the maximum amount of total debt outstanding cannot exceed 3.5 times EBITDA for the trailing four quarters and senior debt (all debt excluding the subordinated credit facility) outstanding cannot exceed 3.0 times EBITDA for the trailing four quarters. At March 31, 2003, Insignia had approximately $72.0 million of availability on its credit facilities under these covenants and was in compliance with all financial covenants. In the event that Insignia is acquired by CB, borrowings under the senior and subordinated credit facilities would be repaid at closing and the respective credit agreements would be terminated.

     The U.K. acquisition loan notes are guaranteed by a bank, as required by the terms of the respective purchase agreements. The bank holds restricted cash deposits sufficient to repay the notes in full when due. The acquisition loan notes have a final maturity of April 2010 and are redeemable semi-annually by the note holders. The acquisition loan notes and the restricted cash are denominated in British pounds. Real estate mortgage notes, totaling $71.9 million at March 31, 2003, are secured solely by three property assets owned by consolidated subsidiaries and are non-recourse to Insignia.

Convertible Preferred Stock

     At March 31, 2003, Insignia had 375,000 shares, or $37.5 million, of convertible preferred stock outstanding to investment funds affiliated with Blackacre. This convertible preferred stock includes 250,000 shares, or $25.0 million, of Series A, issued in exchange for a series of preferred stock initially issued in February 2000, and 125,000 shares, or $12.5 million, of Series B issued in June 2002. The initial preferred stock carried a 4% annual dividend and was exchanged in June 2002 in conjunction with the $12.5 million issuance for Series A convertible preferred stock. The convertible preferred stock carries an 8.5% annual dividend, payable quarterly at Insignia's option in cash or in kind. The annual dividend commitment totals approximately $3.2 million.

     The convertible preferred stock has a perpetual term, although Insignia may call the preferred stock, at stated value, after June 7, 2005. In connection with the proposed Merger, Blackacre has agreed to the conversion of the convertible preferred stock into a cash amount equal to the stated value of $100.00 per share (totaling $37.5 million) plus accrued and unpaid dividends.

Real Estate Investments and Related Obligations

     Insignia's real estate investments include operating real estate properties, real estate under development and investment entities investing in below investment grade or lower rated securitized real estate debt. Each of these entities is debt financed. The real estate entities in which Insignia owns a minority interest owned aggregate assets of approximately $1.0 billion and were obligated on aggregate debt of over $700.0 million at March 31, 2003. Each entity is liable only for its own debt, and such debt is substantially non-recourse other than to the asset financed.

     At March 31, 2003 and December 31, 2002, the consolidated carrying value of the Company's real estate investments consisted of the following:

                                                               MARCH 31,       DECEMBER 31,
                                                                 2003              2002
                                                                 ----              ----
                                                                      (In thousands)
Minority interests in operating properties                 $     18,561        $   21,109
Consolidated operating properties                                46,357            46,427
Consolidated development property                                41,706            38,778
Minority interests in office development properties               8,115            10,014
Land held for future development                                  1,726             1,726
Minority interests in real estate debt investment funds          14,416            16,081
                                                          ----------------- -----------------
   TOTAL REAL ESTATE INVESTMENTS                             $  130,881        $  134,135
                                                          ================= =================

     The real estate carrying amounts of the consolidated properties were financed by real estate mortgage debt totaling $71.9 million at March 31, 2003 and $66.8 million at December 31, 2002. One of the consolidated operating properties is a minority-owned apartment complex located in New York City that is consolidated, beginning in 2002, by virtue of general partner control. Insignia's equity at book value in the consolidated properties totaled $21.6 million at March 31, 2003 and $21.7 million at December 31, 2002. The Company has no further obligations to these consolidated properties or their creditors.

     Apart from the potential loss of its equity investment, totaling $64.5 million at book value in all real estate entities at March 31, 2003, Insignia's other material risks consist only of specific financial obligations it has undertaken or standard exceptions in the mortgage lending industry from the non-recourse provisions of real estate mortgage loans. The specific obligations to all real estate entities at March 31, 2003 consisted of the following:

                                                                   AMOUNT
                                                              ----------------
                                                               (In thousands)

Letters of credit partially backing construction loans             $  8,900
Other letters of credit and guarantees of property debt               2,825
Future capital contributions for capital improvements                   150
Future capital contributions for additional asset purchases           2,105
                                                              ---------------
   TOTAL OBLIGATIONS                                               $ 13,980
                                                              ===============

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

Contingent Purchase Consideration

     Insignia has potential obligations to pay contingent purchase consideration ("earnouts"), with respect to certain past acquisitions. Two earnouts aggregating a maximum amount of $7.4 million are believed extremely unlikely to ever become payable. Other acquisition earnouts, excluding amounts measurable after March 31, 2003 for Insignia Bourdais, are believed more likely than not of becoming payable, and the amounts payable would approximate the following:

     YEAR                    AMOUNT
----------------------- -------------------
                           (In thousands)

     2003               $          4,500
     2004                          1,710
     2005                            500
                        -------------------
        Total           $          6,710
                        ===================

     The 2003 amount payable of $4.6 million was measured and accrued in the Company's consolidated balance sheet at March 31, 2003, including approximately $3.9 million related to Insignia Bourdais that was paid in April 2003. Additional Insignia Bourdais contingent consideration of up to approximately $19.5 million (18.0 million euro) may be payable based on operating results for the 2003 and 2004 calendar years. Payment of all remaining earnout would require average annual EBITDA of approximately $14.0 million (13.0 million euro), which compares to actual EBITDA for the 2002 calendar year of approximately $7.9 million. Future earnout calculations will be based upon a 1.41 multiple of EBITDA over approximately $7.6 million (7.0 million euro). The Company is not able to predict the amount of future consideration payable under the remaining earnout provision. All future amounts that become payable are payable in euros and the operating results that form the basis of calculation are measured in euros. As a result, the dollar obligation, if any, will fluctuate with the euro.

Operating Leases

     The Company leases office space and equipment under non-cancelable operating leases. Minimum annual rentals, after March 31, 2003, under operating leases for fiscal years 2003 - 2007 and thereafter are as follows:

                                              AMOUNT
                                       ----------------------
                                          (In thousands)

   2003                                   $        24,155
   2004                                            30,231
   2005                                            27,580
   2006                                            25,386
   2007                                            23,513
   Thereafter                                      68,163
                                       ----------------------
   TOTAL MINIMUM PAYMENTS                   $     199,028
                                       ======================

     Certain of the leases are subject to renewal options and annual escalation based on the Consumer Price Index or annual increases in operating expenses. The lease on the Company's U.K. headquarters in London expires in June 2003 and a decision has been made to relocate. In October 2002, an agreement was reached for Insignia Richard Ellis to take the assignment of a lease on Kingsley House, Wimpole Street that expires in May 2011. The lease assignment was formally completed in February 2003. The Kingsley House space comprises approximately 57,500 square feet with an annual rent of $4.2 million. The Company will take occupancy of the new office space in June 2003. The relocation in June 2003 will increase U.K. occupancy expense by over $500,000 in 2003 and over $1.0 million annually thereafter. Capital expenditures in connection with the relocation are estimated at approximately $6.0 million.

Project Octane

     In September 2000, the Company joined Project Octane ("Octane"), an industry consortium comprised of Insignia, CB Richard Ellis, Inc., Jones Lang LaSalle Incorporated and Trammell Crow Company formed to develop on-line transaction platforms for commercial real estate services. In May 2001, the consortium members entered into a software development cooperation agreement that included a commitment of each member to contribute up to approximately $4.4 million to Octane through December 31, 2004. At March 31, 2003, approximately $1.4 million of the total commitment has been called and funded by each member. Under the terms of the cooperation agreement, the Company would be obligated to contribute additional proceeds only upon a request or capital call of the Board of Managers for the consortium, which request requires the approval of three of the four managers representing the four Octane members.

Capital Expenditures

     Since the February 2003 announcement of the proposed Merger, Insignia has substantially curtailed all capital spending other than that which cannot be postponed. Capital expenditures totaled $2.0 million for the first quarter of 2003, compared to $447,000 for the same period of 2002. The 2003 expenditures were primarily attributed to leasehold improvements in connection with the relocation of the Company's U.K. headquarters in London and costs associated with information technology and computer replacements.

     Insignia's projected capital expenditures for 2003 total $15.0 million. The expenditure estimate includes approximately $6.0 million for leaseholds in the relocation of the Company's U.K. headquarters in London and a further $2.0 million for the replacement of the U.K. finance and customer relationship management systems, projects originally planned for 2002 but deferred until 2003. Domestic capital expenditures for 2003 totaling approximately $6.5 million consist primarily of office costs for relocations in Dallas, Miami and Long Island, information technology costs and computer replacements. Insignia expects to fund future capital expenditures from cash on hand and cash provided by operations.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance for accounting and financial reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires the recognition of a liability for costs associated with an exit or disposal activity when the liability is incurred and establishes fair value as the initial measurement of a liability. Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of a commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of SFAS No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

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

Revenue Recognition

     The Company's real estate services revenues are generally recorded when the related services are performed or at closing in the case of real estate sales. Leasing commissions that are payable upon tenant occupancy, payment of rent or other events beyond the Company's control are recognized upon the occurrence of such events. As certain conditions to revenue recognition for leasing commissions are outside of the Company's control and are not clearly defined, judgment must be exercised in determining when such required events to recognition have occurred. Revenues from tenant representation, agency leasing, and investment sales, which collectively comprise a substantial portion of Insignia's service revenues, are transactional in nature and therefore subject to seasonality and changes in business and capital market conditions. As a consequence, the timing of transactions and resulting revenue recognition is difficult to predict.

     Insignia's revenue from property management services is generally based upon percentages of the revenue generated by the properties that it manages. In conjunction with the provision of management services, the

Company customarily employs personnel (either directly or on behalf of the property owner) to provide services solely to the properties managed. In most instances, Insignia is reimbursed by the owners of managed properties for direct payroll related costs incurred in the employment of property personnel. The aggregate amount of payroll costs reimbursed has ranged from approximately $50.0 million to $60.0 million annually. Such payroll reimbursements are generally characterized in the Company's consolidated statements of operations as a reduction of actual expenses incurred. This characterization is based on the following factors: (i) the property owner generally has authority over hiring practices and the approval of payroll prior to payment by the Company; (ii) Insignia is the primary obligor with respect to the property personnel, but bears little or no credit risk under the terms of the management contract; (iii) reimbursement to the Company is generally completed prior to or simultaneously with payment of payroll; and (iv) the Company generally earns no margin in the arrangement, obtaining reimbursement only for actual cost incurred.

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

Business Combinations

     The Company accounts for its business combinations under the purchase method of accounting. As such, the Company allocates the acquisition cost to the identifiable assets acquired and liabilities assumed based on respective fair values at date of acquisition. The excess of the cost of the acquired business over the sum of the amounts assigned to identifiable assets acquired, less liabilities assumed, is then allocated among identifiable intangible assets and goodwill. The Company utilizes various methods customarily used in determining the fair value of identifiable intangible assets. These methods include, but are not limited to, obtaining independent appraisals, preparing discounted cash flow analysis and comparable sales analysis. Identified intangible assets have included property management contracts, customer backlog, non-compete agreements, franchise agreements and trade names. Customer backlog, the most significant of the acquired intangible assets, causes income to be lower in the initial period subsequent to acquisition because of a very short amortization period of generally less than one year.

     All contingent consideration determinable at the date of acquisition is included in determining the cost of an acquired business. Consideration which is due at the expiration of the contingency period or which is held in escrow pending the outcome of the contingency is disclosed but not recorded as a liability or as additional cost of the acquired company unless the outcome of the contingency is determinable and probable.

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

Valuation of Intangibles

     The Company's intangible assets substantially consist of goodwill, property management contracts, favorable premises leases, and other intangibles including non-compete agreements, franchise agreements, customer backlog and trade names. As of January 1, 2002, goodwill and other indefinite-lived intangible assets are no longer amortized, but are evaluated annually for impairment. Goodwill is evaluated for impairment based on a reporting unit fair value approach. In determining fair value of a reporting unit, the Company may rely on third-party appraisals as well as internal analyses based on the application of generally accepted valuation approaches. Such valuation approaches include a market approach, which includes both comparisons to other comparable publicly traded businesses and recent transactions involving similar businesses, and an income approach based on discounted cash flows. All such estimates are subjective and selected from a range of observed valuation methods.

Valuation of Deferred Taxes

     The Company records deferred income tax assets and liabilities to reflect the tax consequences on future years of temporary differences of revenue and expense items for financial statement and income tax purposes. The Company periodically evaluates the realization of its deferred income tax assets by considering the existence of sufficient taxable income of the appropriate character and provides a reserve for any amounts that are unlikely to be realized. At March 31, 2003, the Company maintained a valuation allowance totaling approximately $5.4 million pertaining primarily to operating losses in certain foreign jurisdictions. Such losses are deductible only to the extent of future income in the applicable tax jurisdictions. The benefit of these amounts would only become realizable if and when sufficient taxable income is generated in the appropriate reporting jurisdiction. At March 31, 2003, the Company had approximately $19.0 million in net operating losses for federal income tax purposes and $35.9 million in net operating losses for state and local income tax purposes. These losses are available to be utilized in future periods to the extent of taxable income generated.

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

     The Company issued 290,000 employee options during 2002 with an estimated aggregate fair value of $842,000 under the Black-Scholes model. Stock compensation expense to be recognized in 2003 for these options totals approximately $160,000. Insignia did not grant any option awards during the first quarter of 2003. The Black-Scholes option valuation model was developed for use in estimating the fair value of transferable options and warrants with no vesting restrictions. This method requires the input of subjective assumptions including the expected stock price volatility and weighted average expected life of the options. The Company's employee stock options have characteristics significantly different from those of transferable options and changes in the subjective input assumptions can materially affect the value estimate. The Black-Scholes model is not the only reliable measure that could be used to determine the fair value of employee stock options. The Company believes that any and all valuations of employee stock options will necessarily be estimates. The ultimate impact of the accounting change on the Company's future earnings would depend on the number of options issued in the future, as to which the Company has no specific plan, and the estimated value of each option. Insignia does not expense the value of outstanding options issued before January 1, 2002.

Defined Benefit Plan

     Insignia Richard Ellis maintains a defined benefit plan for certain of its employees. This plan is not open to new participants, as persons not already in this plan may only participate in the Company's defined contribution plans. The Company obtains annual independent actuarial valuations in measuring the funded status and net periodic pension cost of the plan in accordance with GAAP. A critical assumption in determining the projected benefit obligation and periodic pension expense of the plan is the expected return on plan assets. The expected return was projected at 6.5% as of December 31, 2002 and 2001 and 7% as of December 31, 2000. As a result of adverse financial market conditions over the past several years, the expected return on plan assets exceeded the actual return in both 2002 and 2001. The actual return in 2002 was a negative $3.0 million and in 2001 was a negative $3.4 million. This trend resulted in a substantial deterioration of the plan's funded status. The 2002 shortfall increased the plans minimum pension liability by approximately $13.0 million to $14.6 million at December 31, 2002. In accordance with GAAP, such deterioration is not recognized currently in the Company's earnings for the periods, but is instead recognized in accumulated other comprehensive income (loss) in stockholders' equity in the Company's condensed consolidated balance sheet. To the extent that actual returns over extended periods are less than the expected return, net pension costs in future periods would increase. As evidence, the plan's periodic pension expense increased from $168,000 in 2001 to approximately $1.2 million in 2002. The actuarially projected pension expense for 2003 approximates $3.0 million.

IMPACT OF INFLATION AND CHANGING PRICES

     Insignia's businesses bear exposure to inflationary changes in operating expenditures and market risks from changing prices including fluctuations in property rental rates, market interest rates, real estate property values and foreign currency fluctuations affecting operating results in Europe, Asia and Latin America. In recent years, inflation has not had a significant impact on the Company's results of operations; however, in 2002 the Company began to experience increases in certain expenditures, including office occupancy costs, corporate insurance premiums and employee-related compensation and other expenses. Such increases had a negative impact on the first quarter of 2003 and will continue to negatively affect Insignia's earnings in 2003.

     The Company's revenues from transactional services are impacted by fluctuations in interest rates, lease rates and property values. Insignia's service revenues are derived from a broad range of services that are primarily transaction driven and are therefore volatile in nature and highly competitive. The revenues from property management are highly dependent upon market rents of the properties managed, which are affected by rental rates and building occupancy rates. Rental rate increases are dependent upon market conditions and the competitive environments in the respective locations of the properties. Employee compensation is the principal cost element of property management.

     The Company's earnings from real estate financial services and asset dispositions are most affected by occupancy levels, leasing rates and real estate property values. In 2003, the Company's real estate investment portfolio continues to suffer from deterioration of property values and rental revenues due to high vacancy levels caused by poor economic conditions and real estate markets throughout the United States. As a consequence, the Company recorded impairment write-downs of an aggregate $3.9 million on five of its property investments in the first quarter of 2003. This follows impairment write-downs recorded on eight property investments during the 2002 year of an aggregate $3.5 million.

NATURE OF OPERATIONS

     The Company's revenues are substantially derived from tenant representation, agency leasing, investment sales and consulting services. Revenues generated by these services are transactional in nature and therefore affected by seasonality, availability of space, competition in the market place and changes in business and capital market conditions. A significant portion of the expenses associated with these transactional activities is directly correlated to revenue. Also, certain conditions to revenue recognition for leasing commissions are outside of the Company's control.

     Consistent with the industry in general, the Company's revenues and operating income have historically been lower during the first three calendar quarters than in the fourth quarter. The reasons for the concentration of earnings in the fourth quarter include a general, industry-wide focus on completing transactions by calendar year end, as well as the constant nature of the Company's non-variable expenses throughout the year versus the seasonality of its revenues. This phenomenon has generally produced a historical pattern of higher revenues and income in the last half of the year and a gradual slowdown in transactional activity and corresponding operating results during the first quarter. This tendency notwithstanding, it is possible that any fourth quarter may not be the best performing quarter of a particular year. Insignia's quarterly earnings are also susceptible to the potential adverse effects of unforeseen market disruptions like that of the third quarter of 2001 caused by the events of September 11. Consequently, future revenue production and earnings may be difficult to predict and comparisons from period to period may be difficult to interpret.

     The Company plans its capital and operating expenditures based on its expectations of future revenues. If revenues are below expectations in any given quarter, the Company may be unable to control expenditures to compensate for any unexpected revenue shortfall. The Company's business and earnings could suffer as a consequence.

FORWARD LOOKING STATEMENTS

     Certain items discussed in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and, as such, involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. You can identify such statements by the fact that they do not relate strictly to historical or current facts. Statements that make reference to the expectations or beliefs of the Company or any of its management are such forward-looking statements. These statements use words such as "believe", "expect", "should" and "anticipate". Such information includes, without limitation, statements regarding Insignia's future financial performance, cash flows, expansion plans, estimated capital expenditures and statements concerning the performance of the U.S. and international commercial brokerage markets. Actual results will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions and real estate and financing risks, as well as those set forth under the caption "Risk Factors" in
Item 1 of Insignia's Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 21, 2003.

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

     Periods of economic slowdown or recession, rising interest rates, inflation or declining demand for real estate will adversely affect Insignia's business and may cause, among other things: (i) declines in leasing activity; (ii) declines in the availability of capital for investment in and mortgage financing for commercial real estate; and (iii) declines in rental rates and property values, with a commensurate decline in real estate service revenues. In 2001 and 2002, the Company's commercial businesses suffered from a global economic slowdown which caused a material decline in leasing activity in most U.S. and European markets from the robust levels experienced in 2000. This trend continued in the first quarter of 2003. Insignia's commercial services business will not fully recover in 2003 without a meaningful upturn in U.S. leasing activity, particularly in New York.

     Insignia is exposed to a variety of market risks, including foreign currency fluctuations and changes in interest rates. In addition to the United States, the Company conducts business in foreign jurisdictions throughout Europe, Asia and Latin America. However, currencies other than the British pound, euro and U.S. dollar have comprised less than 1% of annual revenues. The Company's European operations, which are conducted using the British pound and euro currencies, produce a material portion of Insignia's total service revenues. For the first quarters of 2003 and 2002, the European businesses generated service revenues of $37.6 million and $33.1 million, respectively, representing approximately 29% and 28% of the Company's total service revenues for each period.

     The British pound and euro currencies have increased significantly over the past year, thereby increasing the Company's reported revenues and earnings from its foreign operations when translated to U.S. dollars. Changes in the value of such currencies against the U.S. dollar will continually impact the Company's reported results. As evidence, a 10% change in the British pound and euro could have an annual impact of approximately $17.0 million on revenues based on typical European operations.

     Changes in interest rates also affect the interest earned on the Company's cash and equivalents as well as interest paid on credit facility borrowings. Interest rates are sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond the Company's control. A 100 basis point change in interest rates on the Company's LIBOR based senior credit facility borrowings, totaling $28.0 million at March 31, 2003, would affect interest expense by approximately $300,000 on an annual basis. However, the Company's cash holdings bear interest at rates that generally fluctuate directly with LIBOR, thereby mitigating the impact of interest rate changes on credit facility borrowings.


ITEM 4 - CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. A Disclosure Committee consisting of a senior management representative of each operation, general counsel and others assisted the CEO and CFO. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     See Note 15 - "Contingencies" in Notes to Consolidated Financial Statements, Part I, Item 1, of this Form 10-Q.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

     b)  Reports on Form 8-K filed during the quarter ended March 31, 2003:

         1. Form 8-K dated February 17, 2003 and filed on February 20, 2003, disclosing that Insignia entered into an Agreement and Plan of Merger with CBRE Holding, Inc., CB Richard Ellis Services, Inc. and Apple Acquisition Corp.

         2. Form 8-K dated March 14, 2003 and filed on March 31, 2003 disclosing Insignia's sale of its New York-based residential businesses, Insignia Residential Group LLC and Insignia Douglas Elliman LLC to Montauk Battery Realty, LLC.

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





DATE: May 14, 2003

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


Dated:  May 14, 2003                            /s/ Andrew L. Farkas
                                                -------------------------------
                                                Andrew L. Farkas
                                                Chief Executive Officer

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


Dated: May 14, 2003                        /s/ James A. Aston
                                           -------------------------------
                                           James A. Aston
                                           Chief Financial Officer